Form 10KSB
period 1999-12-31
HOLLYWOOD ENTERTAINMENT NETWORK INC/CA
filed 2000-04-14
CIK 1076939

United States
Securities and Exchange Commission
Washington, D.C. 20549

------------------------

Form 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 1999

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the Transition Period from __________ to __________

Commission File Number 0-28153

Hollywood Entertainment Network, Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	88-0407473
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)
12400 Ventura Blvd., Suite #311
Studio City, California	91604
(Address of principal executive offices)	(Zip code)

Registrant's Telephone Number, Including Area Code: (909) 595-8986

Securities Registered Pursuant to Section 12(b) of the Act: NONE

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share, 20,000,000 shares authorized, 3,702,000 issued and outstanding as of December 31, 1999.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Currently, the approximate aggregate market value of the Common Stock held by non-affiliates of the registrant cannot be calculated. The Company's Common Stock is not listed on the OTC-BB® or any national securities exchange as of April 11, 2000.

The number of shares of Common Stock outstanding as of December 31, 1999 was 3,702,000.

------------------------

DOCUMENTS INCORPORATED BY REFERENCE

Sections of the registrant's definitive Proxy Statement for the registrant's Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Report to the extent stated herein.

---------------

The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in Item 6, "Management's Discussion and Analysis of Financial Condition or Plan of Operation."

PART I

ITEM 1 -- BUSINESS.

Overview

Hollywood Entertainment Network, Inc. (the "Company"), a Nevada corporation incorporated on September 24, 1998, is a development stage company with a principal business objective to operate as an independent film company in the business of motion picture production and distribution. The Company plans to initially focus on the development and final production of motion pictures and full-length video features.

The Company, however, has limited operating history and must be considered a developmental stage company. The success of the Company's business depends upon management's ability to expand upon and develop the Company's motion picture business. Currently, the Company has no material source of revenues. The potential success of the Company's business is unproven, and to be successful, management of the Company must, among other things, develop and distribute movies that achieve broad market acceptance.

Industry Background

The motion picture industry consists of two principal activities: production, which involves the development, financing and production of motion pictures; and distribution, which involves the promotion of feature-length motion pictures in a variety of media.

The motion picture industry is a worldwide industry. In addition to the production and distribution of motion pictures in the United States, motion picture distributors generate revenues internationally. In recent years, there has been a substantial increase in the amount of filmed entertainment revenue generated by U.S. motion picture distributors from foreign sources. This growth has been due to a number of factors, including, among other things, the general worldwide acceptance of and demand for motion pictures produced in the United States, the privatization of many foreign television industries, growth in the number of foreign households with videocassette players, and growth in the number of foreign theater screens.

The entertainment industry is highly competitive. Competition comes both from companies within the same business and from companies in other entertainment media which create alternative forms of leisure entertainment. Many of the Company's present and future competitors are larger and have significantly greater financial, technical, production, marketing and other resources than those of the Company. The Company's ability to compete successfully depends upon its ability to identify and complete development of, and introduce into the marketplace in a timely manner, its proposed products, and to continually enhance and improve upon such products. In the event management is unable to respond to competitive developments, the Company would be materially adversely affected.

Principal Products and Services and Principal Markets

The Company seeks to produce and distribute motion pictures. The Company also plans to evaluate screenplays on an ongoing basis. In addition, the Company seeks to develop, produce and distribute motion pictures on its own.

The Company owns the exclusive motion picture, distribution and production rights to the following full length video features currently in final production stages: ROCK N' ROLL COPS; GUNS N' NURSES; STEEL BOGIE; and VAMPIRATES OF HOLLYWOOD. In addition, the Company owns 50% of all motion picture, distribution and production rights associated with the following motion pictures currently in final production stages: THE KICKBOXER and STRAIN SISTER SHOCKUMENTARY, and 50% of the rights of foreign and domestic TV revenues for the following motion pictures: RIDE WITH THE DEVIL and ARMAGEDDON BOULEVARD.

The Company is planning to initially focus on the development and final production of the motion pictures and full length video features it currently owns. The Company's priorities in the first 12 months of operations in fiscal 2000 will be to: complete current owned movies, finalize distribution agreements, develop and expand in-house distribution business, acquire a library of films to distribute from other film makers, promote films in key film markets, develop a database and act as the agent for what the Company considers to be the more talented new performers in the film and music industries, produce several music videos, produce two full length feature films, and open a film and music studio.

The production of a motion picture typically begins with the screenplay adaptation of a popular novel or other literary work acquired by a producer or the development of an original screenplay having its genesis in a story line or scenario conceived by a writer and acquired by the producer. In the development phase, the producer typically seeks production financing and tentative commitments from a director, principal cast members and other creative personnel. Upon completing the screenplay and arranging financing commitments, pre-production of the motion picture would begin. In this phase, the producer usually finalizes the filming schedule; establishes filming locations and secures any necessary studio facilities and stages; and prepares for the start of actual filming. Principal photography (the actual filming of the screenplay) would then begin, generally extending from eight (8) to sixteen (16) weeks for a film produced by a major studio and often for a significantly shorter period (sometimes as short as four (4) to eight (8) weeks) for low budget films and films produced by independent production companies, depending in each case upon such factors as budget, location, weather and complications inherent in the screenplay. Following completion of principal photography (the post-production phase), the motion picture is edited, opticals, dialogue, music and any special effects are added and voice, effects and music sound tracks and pictures are synchronized. This results in the production of a negative from which release prints of the motion picture are made.

Production costs consist primarily of acquiring or developing the screenplay, compensation of creative and other production personnel, film studio and location rentals, equipment rentals, film stock and other costs incurred in principal photography, and post-production costs, including the creation of special effects and music. Distribution expenses, which consist primarily of the costs of advertising and preparing release prints, are not included in direct production costs. Also, substantial overhead costs, consisting largely of salaries and related costs of the production staff and physical facilities maintained by the major studios, must be funded. Independent production companies generally avoid incurring overhead costs as substantial as those incurred by the major studios by hiring creative and other production personnel and retaining the other elements required for pre-production, principal photography and post-production activities on a picture-by-picture basis. As a result, these companies do not own sound stages and related production facilities and, accordingly, do not have the fixed payroll, general administrative and other expenses resulting from ownership and operation of a studio. Independent production companies also may finance their production activities on a picture-by-picture basis. Sources of funds for independent production companies include bank loans, "pre-licensing" of distribution rights, foreign government subsidies, equity offerings and joint ventures. Independent production companies generally attempt to obtain all or a portion of their financing of a motion picture prior to commencement of principal photography, at which point production costs begin to be incurred and require payment.

The film making industry is rapidly evolving and intensely competitive, which competition the Company expects to intensify in the future. Many of the Company's potential competitors have longer operating histories, larger distribution networks and significantly greater financial, marketing and other resources than the Company. There can be no assurance that the Company will be able to compete successfully against competitors, and competitive pressures faced by the Company may have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

Distribution Methods of the Products or Services

The Company believes that its success depends in part upon the strength of distribution channels. The Company anticipates selling its motion pictures through a network of buyers. Film distribution also occurs by marketing the film product at trade shows and film markets. The Company intends to utilize such avenues to distribute its films, in addition to continuously seeking new distribution methods. The Company, however, is in its developmental stage, and as such, has not yet implemented its marketing strategy.

Status of Any Announced New Product or Service

The Company has limited operating history. The Company was organized on September 24, 1998. Activities to date have been limited primarily to organization, initial capitalization, finding and securing an appropriate, experienced management team and board of directors, the development of a business plan and commencing with initial operational plans.

As of December 31, 1999, the Company has developed a business plan, recruited and retained a CEO and established what steps need to be taken to achieve the results set forth in its attempt to be listed on the OTC-BB® . As a start-up and development stage company, the Company has no new products or services to announce.

Customers

The Company is in the motion picture development and distribution business. As of December 31, 1999, the Company has generated no sales revenues. In addition, the Company does not expect to generate any sales revenues in the next approximately six (6) to twelve (12) months. The Company does not anticipate that its revenues will be dependent, however, on any one or even a few major customers once its revenues begin.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements, or Labor Contracts

The Company plans to rely primarily on trade secret, trademark and copyright laws, treaties and contractual agreements, to protect its proprietary rights. The Company also plans to endeavor to keep results of film development programs proprietary, as well as to protect film products against misappropriation and infringement by third parties, but the Company may not in all instances be able to prevent others from misappropriating or infringing upon the Company's proprietary property and products, without compensation to the Company. The Company intends to maintain the integrity of its proposed tradename, trademarks, copyrights and other proprietary rights against infringement and unfair competition where circumstances warrant and based upon the financial resources of the Company.

Regulation

Distribution rights to motion pictures are granted legal protection under the copyright laws of the United States and most foreign countries, which laws provide substantial civil and criminal sanctions for unauthorized duplication and exhibition of motion pictures. Motion pictures, musical works, sound recordings, art work, still photography and motion picture properties are separate works subject to copyright under most copyright laws, including the United States Copyright Act of 1976, as amended. Motion picture piracy is an industry-wide problem. The Motion Picture Association of America ("MPAA"), an industry trade association, operates a piracy hotline and investigates all reports of such piracy. Depending upon the results of such investigations, appropriate legal action may be brought by the owner of the rights. Depending upon the extent of the piracy, the Federal Bureau of Investigation may assist in these investigations and related criminal prosecutions.

The Code and Ratings Administration of the MPAA assigns ratings indicating age-group suitability for theatrical distribution of motion pictures. Unrated motion pictures (or motion pictures receiving the most restrictive rating) may not be exhibited by certain theatrical exhibitors or in certain locales, thereby potentially reducing the total revenues generated by such films. United States television stations and networks, as well as foreign governments, impose additional restrictions on the content of motion pictures, which may restrict in whole or in part theatrical or television exhibition in particular territories. There can be no assurance that current and future restrictions on the content of motion pictures may limit or adversely affect the Company's ability to exploit certain motion pictures in certain territories and media.

Effect of Existing or Probable Government Regulations

The Company believes that the regulations governing the motion picture industry will not have a material effect on its current operations. However, various foreign and domestic government agencies may propose new legislation, which may adversely affect the Company's business, financial condition and results of operations.

Research and Development Activities

Management believes that the Company's future growth and success will be dependent on its ability to develop or acquire services or products to meet the evolving needs of its prospective clients. The Company has yet to incur any research and development costs from September 24, 1998 (date of inception) through December 31, 1999.

Employees

The Company presently has two (2) full-time employees and five (5) part-time employees. The Company's employees are currently not represented by a collective bargaining agreement, and the Company believes that its relations with its employees are good.

The name, age and position of the Company's directors and executive officers are as follows:

Name	Age	Position
Donald J. Jackson	56	President, CEO and Director
Howard L. Allen	50	Secretary, Treasurer and Director
Scott Shaw, Ph.D.	41	Vice President, Film Production
Christopher D. Roth	43	Vice President, Editing and Post-Production
Randall Frakes	41	Screenplay Advisor
Fred Olen Ray	47	Director and Film Marketing Advisor
Jeffrey Hutchinson	41	Director and Post-Production Music Supervisor

Donald G. Jackson, President, CEO and Director - Mr. Jackson is a motion picture maker who has been making films since 1975 and has created feature films and short features. His "Frogtown" and "Roller Blade" motion pictures are shown on HBO, SHOWTIME, USA NETWORK, and numerous cable and local television stations.

Mr. Jackson's movies have been the subject of articles and reviews in various books and international publications, including "Cinefantastique," "The Phantom Video Guide," "Fangoria," "Femme Fatales," "Imagimovies," "Draculina," "Daily Variety," "Leonard Maltin's Video Guide," "L'Ecran Fantastique" (French filmmaking magazine) and "Creature Features."

Mr. Jackson worked with Roger Corman shooting special effects for various science fiction epics with Robert and Dennis Skotak. His association with the "Academy Award Winning" Skotak Brothers dates back to the early 70's in Detroit, Michigan. Mr. Jackson is also a Director of Photography who, in addition to photographing many of his own feature films, has shot several rock videos and has done photography for many famous directors including James Cameron. Mr. Jackson also worked on three films with James Cameron as the Cinematographer.

Howard L. Allen, Executive Vice President, Secretary, Treasurer and Director - Mr. Allen previously held the position of EVP and CFO for 10 years with a mortgage-banking firm. Prior, Mr. Allen was the founder and CEO of a distribution company that was written up in "NC" magazine as the 31st fastest growing private company in America for the period 1980-1986. Preceding that, Mr. Allen was the Corporate Controller for a distribution company, as well as an Accountant for a West Coast motion picture chain. Mr. Allen started his career in Memphis, Tennessee with IBM, where he worked for six years after completing a degree in Computer Science from Memphis State University. Mr. Allen holds a bachelor degree in Accounting from Woodbury University in Los Angeles, as well as an MBA in Finance from California State University Los Angeles, also.

Scott Shaw, Ph.D., Vice President Film Production - Dr. Shaw writes, produces, and directs all types of films but specialized in the action/adventure genre. As a director, Dr. Shaw has created such features as the horror comedy, "Samurai Vampire Bikers from Hell," the action adventure feature, "Atomic Samurai," and most recently, Dr. Shaw has produced, co-written and starred in features including, "The Roller Blade Seven," "Return of the Roller Blade Seven" and "Toad Warrior." Dr. Scott began his career as an actor. He has been seen on such syndicated television series as: "Head of the Class," "Coach" and "Saved by the Bell." Director Robert Altman ("Mash," "Nashville") asked Dr. Shaw to perform a Cameo appearance in his 1992 parody film on Hollywood, "The Player." Dr. Shaw has starred in feature films that received international distribution including: "Capital Punishment," "Divine Enforcer" and "Exploding Angel."

Christopher D. Roth, Vice President Editing and Post Production - Mr. Roth is a motion picture post-production supervisor and editor whose credits include the 13 hour mini-series "From the Earth to the Moon," executive produced by Ron Howard and Tom Hanks that has been airing on HBO. His other credits include "Kid Cop," "The Dentist," "Leprechaun 2," "Necronomicon," "Return of the Living Dead 3" and the original "Leprechaun" theatrical release. He is experienced with motion picture editing systems such as the Avid and Lightworks systems.

Randall Frakes, Screenplay Advisor - Mr. Frakes co-wrote "Terminator" and wrote the entire "Terminator 2" novel. Mr. Frakes is currently writing a book for James Cameron on the making of "Titanic." Mr. Frakes is the co-writer of "Hell Comes To Frogtown" which was produced by New World Pictures. Mr. Frakes wrote the supernatural thriller, "The Force," wrote the children's fantasy adventure, "Peach Boy," co-wrote with "Masato Harada," the yakuza-in-America action movie "Sixty Six," wrote the political thriller, "Diplomatic Immunity," wrote the screenplay for Marvel Comic's "Deathlok" and the action thriller "Playing Dirty." Mr. Frakes created photographic effects for "Escape From New York," "Battle Beyond The Stars," and "Galaxy Of Terror." Mr. Frakes won the "Stars and Stripes" journalism award for his investigative report on the "Mannheim Stockade," while stationed in Germany with the Army 16th Signal Corps.

Fred Olan Ray, Director and Film Marketing Advisor - Mr. Ray is a producer/director of motion pictures such as "Armed Response," "Invisible Mom," "Little Miss Magic" and "Biohazard." Mr. Ray is also the author of a book on independent filmmaking.

Jeffrey Hutchinson, Director and Post-Production Music Supervisor - Mr. Hutchinson is a vice-president of an independent record company.

ITEM 2. PROPERTIES.

The Company's corporate headquarters are located at 12400 Ventura Boulevard, Suite 311, Studio City, California 91604. The Company does not have any additional facilities. Additionally, there are currently no proposed programs for the renovation, improvement or development of the properties currently being utilized by the Company.

PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock has been registered in a Form 10-SB filing with the Securities and Exchange Commission. The Form 10-SB filing has been given a notice of effectiveness, and the Company's shares are registered under the Securities Act of 1933 (the "Act"). The Company intends to meet the fully-reporting requirements of the Act and file reports in the required intervals. The Company is currently listed on the National Quotation Bureau "Pink Sheets," but has not been traded to date. In addition, the Company has applied for listing on the Over-the-Counter Bulletin Board sponsored by the National Association of Securities Dealers, Inc.

COMMON STOCK

Name of Beneficial Owner(1)	Number of Shares
		% of Class
Donald J. Jackson	1,750,000	47.27%
Howard L. Allen	1,750,000	47.27%
All Executive Officers and Directors as a Group	3,500,000	94.54%

Footnotes to Principal Shareholders:

  The address of each executive officer and director is c/o 12400 Ventura Blvd., Suite #311, Studio City, California 91604.

Item 6. Management's Discussion and Analysis or Plan of Operation.

FORWARD LOOKING STATEMENTS

The statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments affecting the Company will be those anticipated by management. Actual results may differ materially from those included in the forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, the following:

- the Company's status as a start-up company with less than two years of operating history;

- the Company's expectation of significant losses during the first two years of operations;

- the competitive disadvantage resulting from the Company's status as a highly-regulated, start-up company;

- the Company's dependence on key management personnel;

- the Company's ability to implement developments in technology to be competitive.

Readers are also directed to other risks and uncertainties discussed in other documents filed by the Company with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

Overview

The Company was organized on September 24, 1998, and is considered to be a developmental stage company operating an independent film company in the business of motion picture production and distribution. The Company has a limited operating history and has not generated revenues from its operations. Hollywood Entertainment's activities have been limited to start-up procedures. Consequently, the Company has incurred the expenses of such procedures. Future operating results will depend on many factors, including its ability to raise adequate working capital, demand for its products and services, the level of competition and its ability to satisfy governmental regulations and deliver its products while maintaining quality and controlling costs.

Plan of Operation

Management of the Company believes that the need for additional capital going forward will be derived somewhat from internal revenues and earnings generated from the distribution and licensing of movies it intends to produce. If the Company is unable to produce and distribute movies, and subsequently not be able to generate revenues from such movies, however, management believes the Company will need to raise additional funds to meet its cash requirements. It is the intent of the Company to seek to raise additional capital via a private placement offering, once the Company is trading on the OTC-BB. In the meantime, management of the Company plans to advance funds to the Company on an as-needed basis, although there is no definitive or legally binding arrangement to do so. The Company currently has no arrangements or commitments for accounts and accounts receivable financing. There can be no assurance that any such financing can be obtained or, if obtained that it will be on reasonable terms. This is a development stage company. The Company believes that its initial revenues will be primarily dependent upon the Company's ability to cost effectively and efficiently develop motion pictures. The Company designates as its priorities for the next twelve (12) months of operations as developing and marketing its movies to establish its business in the motion picture industry. Realization of revenues from the Company's movies during the fiscal year ending December 31, 2000, is vital to its plan of operations. There are no guarantees that the Company will be able to compete successfully or that the competitive pressures the Company may face will not have a material adverse effect on the Company's business, results of operations and financial condition. Additionally, a superior competitive product could force the Company out of business.

Results of Operations

Period from September 24, 1998 to December 31, 1999.

The operational period from September 24, 1998 to December 31, 1999, achieved two (2) main goals for the Corporation. The Company's goals were the formation of the organization to pursue the Company's business objective and to obtain sufficient capital to develop a base of operations in the motion picture industry.

Revenues. Hollywood Entertainment is a developmental stage company as defined in SFAS #7. The Company has not generated any revenues to date. The Company has devoted substantially all of its present efforts to: (1) developing a base of operations, (2) coordinate the organization of the Company's operations and (3) maintaining its 12(g) reporting requirements with the Securities Act of 1934 and its commencement of trading on the NASD Over-the-Counter Bulletin Board ("OTC-BB").

Expenses. The Company incurred expenses for the operating period September 24, 1998 to December 31, 1999, totaling $21,011. Expenditures were primarily due to costs incurred for professional fees, rent, services and general and administrative expenses. The Company's professional and service expenses were incurred from its public listing process on the NASD's OTC-BB which included the process of the public offering in the State of Nevada, state Blue Sky registrations, attorneys' fees, escrow and EDGARization costs related to the offering, financial audits and public filing costs.

Net Loss. Due to the significant operating expenses, Hollywood Entertainment experienced a net loss of $21,011. The Company anticipated incurring this loss during the initial commencement of operations until such time that it will realize revenues from movie production and distribution in the fiscal year 2000, of which there can be no assurance.

Liquidity and Capital Resources

The Company has generated no revenues during this period and it is unknown when it will generate significant revenues. It is anticipated that the Company will realize revenues from its operations during the next twelve (12) months, of which the Company cannot guarantee. The receipt of funds from Private Placement Offerings or loans obtained through private and public sources by Hollywood Entertainment may be anticipated to offset its near term cash equivalents for the next twelve (12) months. The Company has financed its cash flow requirements through issuance of common stock. During its normal course of business, the Company may experience net positive cash flows from operations, attributable to the issuance of notes payable and capital stock, pending receipt of revenues. Further, the Company may be required to obtain additional financing to fund operations through common or preferred stock offerings, bank borrowings and loans, to the extent available, or to obtain additional financing to the extent necessary to augment its working capital.

Year 2000 Issue

The Company uses computer software programs and operating systems in its internal operations, including applications used in financial business systems and various administrative functions. Although the Company's software applications contain source code that appropriately interpreted the calendar year 2000, failure by the Company to make any future modifications resulting from "Year 2000" could result in systems interruptions or failures that could have a material adverse effect on the Company's business. The Company has not incurred, nor anticipates that it will incur material expenses to make its computer software programs and operating systems "Year 2000" compliant. However, there can be no assurance that unanticipated costs necessary to update software, or potential systems interruptions, will not exceed the Company's expectations and have a material adverse effect on the Company's business, financial condition and results of operations.

Item 7. Financial Statements.

HOLLYWOOD ENTERTAINMENT NETWORK, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 1999

WITH INDEPENDENT AUDITOR'S REPORT

Prepared By:

Michael F. DeLuca

Certified Public Accountant

Independent Auditor's Report

The Board of Directors
Hollywood Entertainment Network, Inc.
Studio City, Ca.

I have audited the accompanying balance sheet of Hollywood Entertainment Network, Inc. company (a Nevada corporation) as of December 31, 1999 and the related statements of income, stockholders' equity, and cash flows for the period of September 24, inception, to December 31, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hollywood Entertainment Network, Inc. as of December 31, 1999, and the results of its operations and its cash flows for the period then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the company will continue as a going concern. As discussed in Note E to the financial statements, the company has had limited operations and has not established a long-term source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note E. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

March 17, 2000

Yorba Linda, California

HOLLYWOOD ENTERTAINMENT NETWORK, INC.

BALANCE SHEET
DECEMBER 31, 1999

ASSETS

Current Assets
Cash in bank	$193
Property and Equipment, at cost
Equipment	25,000
Furniture and fixtures	2,000
		27,000
Less accumulated depreciation	4,525
		22,475
Other Assets
Movie costs	193,021
Total Other Assets	193,021
Total Assets	$215,689
LIABILITIES AND CAPITAL

Liabilities
Accrued expenses	$2,500
Stockholders' Equity Additional paid in capital	230,498
Common stock - shares authorized 25,000,000; shares issued and outstanding 3,702,000	3,702
Deficit accumulated during development stage	(21,011)
Total Stockholders' Equity	213,189
Total liabilities and stockholders' equity	$215,689

The accompanying notes are an integral part of this statement

HOLLYWOOD ENTERTAINMENT NETWORK, INC.

STATEMENT OF INCOME AND RETAINED EARNINGS
FOR THE PERIOD ENDED
DECEMBER 31, 1999

Revenue
$-0-
Operating Expenses
Marketing	6,170
Legal and accounting	3,975
Depreciation	4,525
Other operating expenses	3,341
Rent	3,000
Total Operating Expenses	21,011
Net Loss	(21,011)
Beginning Retained Earnings	-0-
Deficit accumulated during development stage	$(21,011)
Loss per share:
Basic	$.0057
Diluted	$.0057
Weighted Average number of Shares outstanding	3,702,000

The accompanying notes are an integral part of this statement

HOLLYWOOD ENTERTAINMENT NETWORK, INC.

CONSOLIDATED STATEMENT
OF CASH FLOWS
FOR THE PERIOD ENDED
DECEMBER 31, 1999

Cash Flows from Operating Activities:
Net loss	$(21,011)
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	4,525
Change in accounts payable	2,500
Net cash provided by (Used by) Operating Activities	(13,986)
Cash Flows from Investing Activities:
Investment in movie costs - cash	(6,021)
Investment in movie costs - stock	(187,000)
Investment in property - stock	(27,000)
		(220,021)
Cash Flows from Financing Activities:
Issuance of common stock for cash	20,200
Issuance of common stock for movie costs	187,000
Issuance of common stock for property	27,000
		234,200
Net Increase (Decrease) in Cash	193
Cash at beginning of period	-0-
Cash at End of period	$193
Supplemental disclosures:
Interest paid	$-0-
Income taxes paid	$-0-

The accompanying notes are an integral part of this statement

HOLLYWOOD ENTERTAINMENT NETWORK, INC.

STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD ENDED
DECEMBER 31, 1999

	Common Stock		Additional Paid in Capital
	Shares	Amount
Balances at September 24, 1998	-0-	-0-	-0-
Stock issuance	3,702,000	234,200	-0-
Net loss	-0-	-0-	21,011)
Balances at December 31, 1999	3,702,000	$234,200	$ (21,011)

The accompanying notes are an integral part of this statement

HOLLYWOOD ENTERTAINMENT NETWORK, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 1999

Note A - Summary Of Significant Accounting Policies

Hollywood Entertainment Network, Inc. ("HENI" or the "Company"), a Nevada corporation incorporated on September 24, 1998, is a development stage company with a principal business objective to operate as an independent film company in the business of motion picture production and distribution. The Company plans to initially focus on the development and final production of motion pictures and full-length video features. Because the Company is considered a development stage company the accompanying financial statements are presented in accordance with SFAS 7 for development stage companies.

On September 25, 1998, two (2) founding shareholders purchased three million five hundred thousand (3,500,000) shares of the Company's authorized treasury stock for cash. This original stock offering was made pursuant to Section 4(2) of the Securities Act of 1933, as amended.

In December of 1998, the Company completed an offering of two hundred two thousand (202,000) shares of the Common Stock of the Company to approximately fifty-three (53) unaffiliated shareholders. This offering was made in reliance upon an exemption from the registration provisions of Section 4(2) of the Securities Act of 1933, as amended, pursuant to Regulation D, Rule 504 of the Act.

As of the date of these audited financials, the Company has three million seven hundred two thousand (3,702,000) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately fifty five (55) shareholders of record.

A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

Property and Equipment - Depreciation on property and equipment is provided by charges to income using the straightline method over the estimated life of the respective assets, ranging generally from 5 to 7 years. Amortization of leasehold improvements is provided over the life of the respective leasehold.

Income Taxes - Timing differences in reporting transactions for financial and tax purposes result in the recognition of deferred income taxes.

Cash and Cash Equivalents - For the purpose of the statement of cash flows, the Company considers all cash and certificates of deposit with an original maturity of months or less to be cash equivalents.

Advertising - The company accounts for its advertising costs as nondirect response advertising. Accordingly, advertising costs are expensed ad incurred.

HOLLYWOOD ENTERTAINMENT NETWORK, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999

Note A - Summary Of Significant Accounting Policies(continued)

Earnings Per Share - The company computes earnings per share using the weighted average number of shares of common stock outstanding.

Dividends - The company has not yet adopted any policy regarding the payment of dividends. No dividends have been paid since inception.

Use of Estimates - Management of the company has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in accordance with generally accepted accounting principles. Actual results could differ from these estimates.

Start-Up Costs - The company has accounted for certain start-up costs such as Website design, accounting, etc. as expenses per Statement of Position 98-5.

Note B - Related Party Transactions

The shareholders had previously produced certain movies that are either near completion or complete and ready for distribution. They have contributed these to the company at a cost of $187,000 in exchange for common stock, Note E. The company has estimated that future revenue from these movies will be approximately $950,000.

This shareholder has also placed production equipment, cameras, editing equipment valued at $25,000 and office furniture and equipment valued at $2,000 into the company in exchange for common stock.

This company neither owns nor leases any real or personal property at this time. The officers and directors of the company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the company and their other business interests. The company has not formulated a policy for the resolution of such conflicts.

Note C - Property And Equipment

Property and equipment is stated at cost and consists of the following:

Production equipment	$25,000
Office furniture	2,000
		27,000
Accumulated depreciation	4,525
		$22,475

HOLLYWOOD ENTERTAINMENT NETWORK, INC.

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999

Note D - Common Stock

The company is authorized to issue 25,000,000 of common stock having a par value of $.001. 3,500,000 shares have been issued to officers of the corporation in exchange for certain assets, Note B.

On November 21, 1998 the company conducted a limited public offering of common stock pursuant to Regulation D, Rule 504 of the Securities Act of 1933 and sold 202,000 shares of its $.001 Par value common stock for cash of $20,200.00.

Note E - Going Concern

The company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the company has had limited sources of revenue. Without realization of additional capital, it would be unlikely for the company to continue as a going concern. It is management's plan to seek to raise additional capital via a private placement of funds.

Note F - Movie Costs

Movie costs consist of costs for movies that are in various stages of production. As noted in Note B the shareholder contributed these at cost in exchange for stock in the company. Production costs in the amount of $187,000 were incurred by the shareholder as a sole proprietor; costs of $6,321 were incurred by the Company. When revenues are earned on these movies, costs will be amortized under the individual film forecast method. Estimated gross revenues will be determined based on the particular markets that the films are shown in. To date estimated gross revenue has not been determined and no revenue has been collected on these movies. Because no revenue has been collected no amortization has been deducted in these financial statements.

Originally these movies were contributed to the Company by the shareholder at an estimated market value instead of cost. To make the financial statements easier to understand the shareholder and Company agreed to restate the amount to the costs expended by the shareholder.

Note G - Change in Accounting Principle

The Company previously recorded movie costs that were contributed by a shareholder at an estimated market value. To make the financial statements easier to understand the Company has restated this amount to the actual costs that the shareholder expended and retitled the amount as "movie costs". Previously the Company reported "movie rights" of $500,000, these have been reduced to an amount of $187,000 with a corresponding reduction in common stock issued. This change does not affect net income or retained earnings. It will affect future years net income because the amortization of these costs will be lower due to a lower book value.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The information required in this item is incorporated by reference to this document and the section entitled "EMPLOYEES."

ITEM 10. EXECUTIVE COMPENSATION.

The Company does not currently have employment agreements with its executive officers but expects to sign employment agreements with each in the next approximately six (6) months. All executive officers of the Company prior to December 31, 1999, did not draw a formal salary from the Company. Over the next twelve (12) months, however, each executive officer is expected to draw the following annual compensation. The Company does not currently have an employee stock option plan.

Name of Individual or Identity of Group	Capacities in Which Remuneration was Recorded	Annual Compensation1 & 2
Donald J. Jackson[3]	President, CEO and Director	$36,000
Howard L. Allen[3]	Secretary, Treasurer and Director	$24,000
Scott Shaw, Ph.D.	Vice President, Film Production	Paid per project
Christopher D. Roth	Vice President, Editing and Post-Production	Paid per project
Randall Frakes	Screenplay Advisor	Paid per project
Fred Olen Ray	Director and Film Marketing Advisor	Paid per project
Jeffrey Hutchinson	Director and Post-Production Music Supervisor	Paid per project

Footnotes to Executive Compensation:

  No executive officer of the Company prior to December 31, 1999, drew a salary from the Company.

  Shaw, Roth, Frakes, Ray and Hutchinson are paid on a per project basis. These individuals receive remuneration based upon their activity related to the production and distribution of films.

  There were no arrangements, pursuant to which any director of the Company was compensated for the period from inception for any service provided as a director. While the Company's only directors are its current executive officers who have deferred drawing a salary for the management of the Company, it may be necessary for the Company to compensate newly appointed Directors in order to attract a quality governance team. At this time the Company has not identified any specific individuals or candidates nor has it entered into any negotiations or activities in this regard.

EMPLOYMENT AGREEMENTS

The Company does not currently have employment agreements with its executive officers but expects to sign employment agreements with each in the near future.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this Item concerning the stock ownership of management and five percent beneficial owners is incorporated herein by reference to ITEM 5 of this document entitled, "MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS".

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On September 25, 1998, the initial meeting of the Board of Directors convened. At this meeting, the Company accepted a written offer from the following individuals: Donald G. Jackson to purchase a total amount of 1,750,000 shares of Common Stock of the Company and Howard L. Allen to purchase a total amount of 1,750,000 shares of Common Stock of the Company. These shares were issued by the Company under Section 4(2) of the Securities Act of 1933.

On November 13, 1998, the Company initiated a public offering of securities pursuant to Regulation D, Rule 504, and sold exactly 202,000 shares of Common Stock of the Company, $0.001 par value, to 53 individuals at $0.10 per share. The offering was formally closed and all subscriptions were accepted on or before December 4, 1998.

Because of the development stage nature of the Company and its relatively recent inception, September 24, 1998, the Company has no other relationships or transactions.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

A list of exhibits required to be filed as part of this Annual Report is set forth in the Index to Exhibits, which immediately precedes such exhibits and is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLLYWOOD ENTERTAINMENT NETWORK, INC.

By:

Date: April 11, 2000

/s/Howard L. Allen

Secretary, Treasurer, and Director

INDEX TO EXHIBITS

Exhibit Number	Name and/or Identification of Exhibit
3.	(1) Articles of Incorporation & By-Laws
(a) Articles of Incorporation of the Company filed September 24, 1998
(b) By-Laws of the Company adopted September 25, 1998
4.	Instruments Defining the Rights of Security Holders
No instruments other than those included in Exhibit 3
11.	Statement Re-Computation of Per Share Earnings
Computation of per share earnings can be clearly determined from the table set forth in Note A of the Company's financial statements
23.	Consent of Experts and Counsel
Consents of independent public accountants
27.	Financial Data Schedule
Financial Data Schedule of Hollywood Entertainment Network, Inc. ending December 31, 1999

(1) The copy of this exhibit filed as the same exhibit to the Company's Registration Statement on Form 10-SB and amendments thereto, is incorporated herein by reference.