Form 10QSB
period 2000-03-31
HOLLYWOOD ENTERTAINMENT NETWORK INC/CA
filed 2000-05-19
CIK 1076939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2000
Or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________
Commission File Number:
Hollywood Entertainment Network, Inc. (Exact name of registrant as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	88-0407473 (I.R.S. Employer Identification No.)
12400 Ventura Blvd., Suite #311 Studio City, California (Address of principal executive offices)	91604 (Zip Code)
(909) 362-6360 (Registrant's telephone number, including area code)
N/A (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,702,000

Hollywood Entertainment Network, Inc.
(A Development Stage Company)

Table Of Contents

Part I - Financial Information
Item 1. Audited Financial Statements
Balance Sheet as at March 31, 2000 and December 31, 1999	2
Statement of Income and Retained Earnings for the Three Months Ending March 31, 2000 and the Period from September 24, 1998 (Date of Inception) To March 31, 2000	3
Statement of Cash Flows for the Three Months Ending March 31, 2000 and the Period from September 24, 1998 (Date of Inception) to March 31, 2000	4
Statement of Stockholders' Equity from September 24, 1998 (Date of Inception) to March 31, 2000	5
Notes to Financial Statements	6-8
Item 2. Management's Discussion and Analysis or Plan of Operation	9
Part II - Other Information	10
Item 6. Exhibits	11
Signatures	12

Michael F. DeLuca
Certified Public Accountant

Independent Auditor's Report

The Board of Directors
Hollywood Entertainment Network, Inc.
Studio City, Ca.

I have audited the accompanying balance sheet of Hollywood Entertainment Network, Inc. company (a Nevada corporation) as of March 31, 2000 and December 31, 1999 and the related statements of income, stockholders' equity, and cash flows for the three months ended March 31, 2000, and 1999 from inception to March 31, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hollywood Entertainment Network, Inc. as of March 31, 2000, and the results of its operations and its cash flows for the period then ended in conformity with generally accepted accounting principles.

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

/s/Michael DeLuca

March 17, 2000

Yorba Linda, California

Part I - Financial Information
Item 1. Audited Financial Statements

HOLLYWOOD ENTERTAINMENT NETWORK, INC.
BALANCE SHEET
March 31, 2000 and December 31, 1999

ASSETS	For the three months ended March 31, 2000	For the year Ended December 31, 1999
Current Assets
Cash in bank	$ 10	$ 193
Property and Equipment, at cost
Equipment	25,000	25,000
Furniture and Fixtures	2,000	2,000
	27,000	27,000
Less accumulated depreciation	(5,875)	(4,525)
	21,125	22,475
Other Assets
Movie costs	193,021	193,021
Total Other Assets	193,021	193,021
Total Assets	$ 214,156	$ 215,689
LIABILITIES AND CAPITAL
Liabilities
Accrued expenses	$ 3,100	$ 2,500
Stockholders' Equity
Additional Paid in Capital	230,498	230,498
Common Stock - shares authorized 25,000,000; shares issued and outstanding 3,702,000	3,702	3,702
Deficit accumulated during development stage	(23,144)	(21,011)
Total Stockholders' Equity	211,056	213,189
Total liabilities and stockholders' equity	$ 214,156	$ 215,689

The accompanying notes are an integral part of this statement

HOLLYWOOD ENTERTAINMENT NETWORK, INC.
STATEMENT OF INCOME AND RETAINED EARNINGS
FOR THE QUARTERS ENDED
March 31, 2000 and 1999 and the
Year Ended December 31, 1999

	For the three months ended March 31, 2000	For the three months Ended March 31, 1999	From inception To March 31, 2000
Revenue	$ -0-	$ -0-	$ -0-
Operating Expenses
Marketing	-0-	4,600	6,170
Legal and Accounting	600	1,500	4,575
Depreciation	1,350	1,350	5,875
Other operating expenses	183	3,292	3,524
Rent	-0-	3,000	3,000
Total Operating Expenses	2,133	13,742	23,144

Net Loss	(2,133)	(13,742)	(23,144)

Beginning Retained Deficit	(21,011)	(4,028)	-0-

Deficit accumulated during development stage	$ (23,144)	$ (17,770)	$ (23,144)

Loss per share:
Basic	$ .0006	$ .003	$ .0063
Diluted	$ .0006	$ .003	$ .0063

Weighted Average number of Shares outstanding	3,702,000	3,702,000	3,702,000

The accompanying notes are an ntegral part of this statement

HOLLYWOOD ENTERTAINMENT NETWORK, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the three months Ended March 31, 2000	For the three months Ended March 31, 1999	From inception To March 31, 2000
Cash Flows from Operating Activities:
Net loss	$ (2,133)	$ (13,742)	$ (23,144)
Depreciation	1,350	1,350	5,875
Change in accounts payable	600	2,500	3,100
Net cash provided used by Operating Activities	(183)	(9,892)	(14,169)

Cash Flows from Investing Activities:
Investment in movie costs - cash	-0-	(6,021)	(6,021)
Investment in movie costs - stock	-0-	-0-	(187,000)
Investment in property - stock	-0-	-0-	(27,000)
	-0-	(6,021)	(220,021)
Cash Flows from Financing Activities:
Issuance of common stock for cash	-0-	-0-	20,200
Issuance of common stock for movie costs	-0-	-0-	187,000
Issuance of common stock for property	-0-	-0-	27,000
	-0-	-0-	234,200
Net Increase (Decrease) in Cash	(183)	(15,913)	10
Cash at beginning of period	193	16,172	-0-
Cash at End of period	$ 10	$ 259	$ 10
Supplemental disclosures:
Interest paid	$ -0-	$ -0-	$ -0-
Income taxes paid	$ -0-	$ -0-	$ -0-

The accompanying notes are an Integral part of this statement

HOLLYWOOD ENTERTAINMENT NETWORK, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
From Inception to March 31, 2000

	Common Shares		Deficit Accumulated During Development Stage
Balances at December 31, 1998	3,702,000	$ 234,200	$ (4,028)

Net loss	-0-	-0-	(13,742)

Balances at March 31, 1999	3,702,000	234,200	(17,770)

Net loss	-0-	-0-	(3,241)

Balances at December 31, 1999	3,702,000	234,200	(21,011)

Net loss	-0-	-0-	(2,133)

Balances as at December 31, 1999	3,702,000	$234,200	$(23,144)

The accompanying notes are an integral part of this statement

HOLLYWOOD ENTERTAINMENT NETWORK, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31,2000

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
MARCH 31, 2000

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

Note C - Property And Equipment

Property and equipment is stated at cost and consists of the following:

	March 31, 2000	December 31, 1999

Production equipment	$25,000	25,000
Office furniture	2,000	2,000
	27,000	27,000
Accumulated depreciation	5,875	4,525
	$21,125	22,475

HOLLYWOOD ENTERTAINMENT NETWORK, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2000

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

Hollywood Entertainment Network, Inc.
(A Development Stage Company)

Item 2. Management's Discussion and Analysis or Plan of Operation

General

Hollywood Entertainment Network, Inc. ("Hollywood Entertainment" or the "Company"), a Nevada corporation incorporated on September 24, 1998, is a developmental stage company with a principal business objective to operate as an independent film company in the business of motion picture production and distribution. The Company plans to initially focus on the development and final production of motion pictures and full-length video features.

Hollywood Entertainment has limited operating history and its success depends upon management's ability to expand upon and develop its motion picture business. Currently, the Company has no material source of revenues. The potential success of the Company's business is unproven, and to be successful, management of the Company must, among other things, develop and distribute movies that achieve broad market acceptance.

Plan of Operation

Management believes that the need for additional capital going forward will be derived somewhat from internal revenues and earnings generated from the distribution and licensing of movies it intends to produce and distribute. If the Company is unable to produce and distribute movies, and subsequently not be able to generate revenues from such movies, however, management believes that Hollywood Entertainment will need to raise additional funds to meet its cash requirements. It is the intent of the Company to seek to raise additional capital via a private placement offering. In the meantime, management of the Company plans to advance funds to the Company on an "as-needed" basis, although there is no definitive or legally binding arrangement to do so. Hollywood Entertainment currently has no arrangements or commitments for accounts and accounts receivable financing. There can be no assurance that any such financing can be obtained or, if obtained that it will be on reasonable terms.

The Company believes that its initial revenues will be primarily dependent upon the Company's ability to cost effectively and efficiently develop motion pictures. The Company designates as its priorities for the next twelve (12) months of operations as developing and marketing its movies to establish its business in the motion picture industry. Realization of revenues from the Company's movies during the fiscal year ending December 31, 2000, is vital to its plan of operations and going concern. There are no guarantees that the Company will be able to compete successfully or that the competitive pressures the Company may face will not have a material adverse effect on the Company's business, results of operations and financial condition. Additionally, a superior competitive movie product could force the Company out of business.

Results of Operations

Period from January 1, 2000 to March 31, 2000

Revenues. As of March 31, 2000, the Company has not generated any revenues. Activities to date have been limited primarily to (1) organization, (2) initial capitalization, (3) finding and securing a management team and board of directors, (4) the development of a business plan, (5) commencing with initial operational plans, (6) maintaining its reporting requirements with the SEC according to Sections 12(g) and Sections 13 or 15(d) and (7) commencement of trading on the NASD OTCBB®.

Initially, Hollywood Entertainment raised capital via an offering of common stock made in reliance upon an exemption from the registration provisions of the Securities Act of 1933 in accordance with Regulation D, Rule 504. The Company raised initial capitalization in the amount of $20,200 USD. As a start-up and development stage company, Hollywood Entertainment has no new movie products or services to announce other than those previously announced in its Registration Statement on Form 10-SB.

Expenses. Hollywood Entertainment incurred expenses for the first quarter operating period of $2,133 USD. Approximately 63% of the Company's incurred expenses were due to the depreciation of certain capital assets.

Net Loss. Given that the Company has not realized any revenues and continued expenditures, Hollywood Entertainment experienced a net loss of $2,133 USD which has given the Company an accumulated deficit of $23,144 ending March 31, 2000.

Liquidity and Capital Resources

The Company has not generated any revenues. Without the realization of additional capital, it would be unlikely for the Company to continue as a going concern. Management plans to seek additional capital through a private offering of its securities. The Company does not have significant cash or other material assets nor does it have an established source of revenue sufficient to cover its operating costs to allow it to continue as a going concern indefinitely. Until that time, the officers have committed to advance the operating costs the company interest free. Management of Hollywood Entertainment has been unsuccessful at securing a distribution deal for the movies that it has produced.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Part II - Other Information
Item 6. Exhibits

Exhibit Number	Name and/or Identification of Exhibit
3.	Articles of Incorporation & By-Laws

(a) Articles of Incorporation of the Company filed October 15, 1998. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

(b) By-Laws of the Company adopted October 17, 1998. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

27.	Financial Data Schedule
Financial Data Schedule of Hollywood Entertainment Network, Inc., ending March 31, 2000

Signatures

In accordance with the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hollywood Entertainment Network, Inc.
(Registrant)

Date: May 17, 2000

By: /s/Howard L. Allen, Secretary, Treasurer and Director