Form 10QSB
period 2000-06-30
CYBER GROUP NETWORK CORP
filed 2000-08-17
CIK 1076939

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                             FORM 10-QSB
(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2000

Or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number:

               The Cyber Group Network Corporation
      (Exact name of registrant as specified in its charter)

            Nevada                          88-0407473
(State or other jurisdiction of  (I.R.S. Employer Identification
incorporation or organization)                 No.)

  897 Via Lata Drive, Colton,                 92324
          California                        (Zip Code)
(Address of principal executive
           offices)

                         (909) 208-2108
      (Registrant's telephone number, including area code)

Hollywood Entertainment    12400 Ventura      December 31, 1999
     Network, Inc.       Blvd., Suite #311  (Former fiscal year)
     (Former name)          Studio City,
                         California  91604
                          (Former address)

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

                APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
16,138,291

                 The Cyber Group Network Corporation
                    (A Development Stage Company)

                          Table of Contents
                                                               Page
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Independent Auditors' Report                                   4
Balance Sheet June 30, 2000 and June 30, 1999                  5
Statement of Income for the Period ended June 30, 2000 and     6
the Period ended June 30, 1999
Statement of Cash Flows for the Three Month Period ended June 7 30, 2000 and the Three Month Period ended June 30, 1999
Statement of Stockholder's Equity for April 1, 2000 to June    8
30, 2000
Notes to Financial Statements                                  9
Item 2. Management's Discussion and Plan of Operation          12
PART II - OTHER INFORMATION
Item 6. Exhibits                                               13
SIGNATURES                                                     14








THE CYBER GROUP NETWORK CORPORATION
(A Development Stage Company)

Balance Sheets as of

JUNE 30, 2000 AND 1999


And
Statements of Income,
Stockholders' Equity, and
Cash Flows
For the quarters ended June 30, 2000 and 1999


WITH INDEPENDENT ACCOUNTANT'S REPORT





Prepared By:
Michael F. DeLuca
Certified Public Accountant








Michael F DeLuca
Certified Public Accountant


                   Accountant's Compilation Report


The Board of Directors
The Cyber Group Network Corporation
Colton, CA.

I  have  compiled the accompanying balance sheet of The Cyber  Group
Network Corporation (a corporation) as of June 30, 2000 and 1999, and the related statements of income and retained earnings and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. I have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

The accompanying financial statements have been prepared assuming the company will continue as a going concern. As discussed in Note D to the financial statements, the company has had limited operations and has not established a long-term source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note D. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





/S/ Michael F DeLuca, CPA

August 15, 2000
Yorba Linda, California




 (714) 692-8206 * 23001 E. La Palma Avenue Suite 220A  Yorba Linda,
                   CA. 92887 * Fax (714) 692-3054



                 THE CYBER GROUP NETWORK CORPORATION
                            BALANCE SHEET
                       JUNE 30, 2000 and 1999

ASSETS
                       2000                   1999
Current Assets
Cash in bank           $ 104,710              235
Other receivables      7,000
                       111,710
Property and
Equipment, at cost
Equipment and          169,883                27,000
furniture
Less accumulated       ( 3,153)               (  2,700)
depreciation
                       166,730                24,300
Other Assets
Movie rights                                  193,022
Goodwill                                      301,000
Less accumulated       (627)                  -0-
amortization
Total Other Assets     300,373                193,022

Total Assets           $578,813               $217,557

                       LIABILITIES AND CAPITAL

Liabilities
Current Liabilities
Accrued expenses                             $   24,319   $
                                                          2,500
Long-term liabilities
Bonds payable                                304,444
Less unamortized discount                    (30,444)
                                             274,000
                                             298,319
Stockholders' Equity
Additional paid in capital                   734,806      230,498
Common stock - shares authorized 25,000,000; 5,363        3,702
shares issued and outstanding 16,138,291
Deficit accumulated during development stage (459,675)    (
                                                          19,143)
Total Stockholders' Equity                   280,494      215,057

Total liabilities and stockholders' equity   $578,813     $217,557

                    The accompanying notes are an
                   integral part of this statement



                 THE CYBER GROUP NETWORK CORPORATION
              STATEMENT OF INCOME AND RETAINED EARNINGS
                       FOR THE QUARTERS ENDED
                       JUNE 30, 2000 and 1999

                        For the three months   For the three months
                               ended                  ended
                           June 30, 2000          June 30, 1999
Revenue
                                -0-                    -0-

Operating Expenses
Marketing                      17,607
Legal and accounting            500
Depreciation                   3,780                  1,350
Other operating                20,835                   23
expenses
Research and                  393,809                  -0-
development

Total Operating               436,531                 1,373
Expenses

Net Loss                   (    436,531)            (   1,373)

Beginning Retained         (      23,144)          (   17,770)
Deficit

Deficit accumulated
during
development stage          $(   459,675)           $(  19,143)


Loss per share:
Basic                       $     .0556           $        .0004
Diluted                     $     .0327           $        .0004


Weighted Average
number of
Shares outstanding
Basic                        7,847,430              3,702,000
Diluted                      13,327,430

                    The accompanying notes are an
                   integral part of this statement



                 THE CYBER GROUP NETWORK CORPORATION
                CONSOLIDATED STATEMENT OF CASH FLOWS



                                For the three       For the three
                                   months              months
                                    ended               ended
                                June 30, 2000       June 30, 1999
Operating Activities:
Net loss                          (436,531)          (    1,373)
Depreciation                        3,780               1,350
Change in accounts payable         21,219
Change in receivables            (   7,000)              -0-
Net cash used by Operating        (418,532)         (         23)
Activities

Cash Flows from Investing
Activities:
Investment in goodwill -          (301,000)
acquisition
Investment in property and        (169,883)
equipment
                                  (470,883)
Cash Flows from Financing
Activities:
Issuance of common stock for       423,700
property
Issuance of common stock           296,425
conversion of debt
Issuance of convertible            274,000
bonds
                                   994,115
Net Increase (Decrease) in         104,700          (         23)
Cash
Cash at beginning of period          10                  258
Cash at End of period             $104,710          $         235

Supplemental disclosures:

Interest paid                    $       -0-        $        -0-
Income taxes paid                $       -0-        $        -0-




                    The accompanying notes are an
                   integral part of this statement



                 THE CYBER GROUP NETWORK CORPORATION
                  STATEMENT OF STOCKHOLDERS' EQUITY

                 From April 1, 2000 to June 30, 2000

                                                           Deficit
                                                         Accumulated
                                                           During
                     Paid in                            Development
                                      Common Stock
                     Capital      Shares       Amount       Stage

 Balances at
 April 1, 2000      $230,498     3,702,000   $    3,702    (23,144)

 Stock split                     7,404,000

 Stock issuance      423,205     1,500,000      495
 for property
 Stock issuance
 for
 Conversion of       295,259     3,532,291     1,166
 bonds

 Liquidating
 property
 Dividends          (214,156)

 Net loss              -0-          -0-         -0-       (436,531)

 Balances at
 June 30, 2000      $734,806    16,138,291  $     5,363       $
                                                          (459,675)

                    The accompanying notes are an
                   integral part of this statement



                 THE CYBER GROUP NETWORK CORPORATION
                    NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2000


 Note A - Summary Of Significant Accounting Policies

  The Cyber Group Network Corporation (the "Company"), incorporated on September 24, 1998 as Hollywood Entertainment Network, Inc., is a development stage company with a principal business objective to operate as a developer of computer security technology, internet access devices and other internet and communication investments. Because the Company is considered a development stage company the accompanying financial statements are presented in accordance with SFAS 7 for development stage companies.

     On September 25, 1998, two (2) founding shareholders purchased three million five hundred thousand (3,500,000) shares of the Company's authorized treasury stock in exchange for certain assets contributed to the corporation as disclosed in Note B Related Party Transactions.

  In  December  of  1998, the Company completed an offering  of  two hundred two thousand (202,000) shares of the Common Stock of the Company to approximately fifty-three (53) unaffiliated shareholders. This offering was made in reliance upon an exemption from the registration provisions of Section 4(2) of the Securities Act of 1933, as amended, pursuant to Regulation D, Rule 504 of the Act.

     On May 10, 2000 the Company issued a three for one stock split.

  On  May 23, 2000 The Cyber Group Network, Inc. purchased 89.1%  of
  the   company's        outstanding  common  stock  for   $295,000.
  Subsequently, The Cyber Group Network, Inc. was merged into the Company. The Company then changed its name to The Cyber Group Network Corporation.

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


                 THE CYBER GROUP NETWORK CORPORATION
                    NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2000

Note A - Summary Of Significant Accounting Policies(continued)

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


Note B - Property And Equipment

     Property  and equipment is stated at cost and consists  of  the following:
                           2000                 1999
     Equipment  and        $169,883             $27,000
     furniture
     Accumulated           3,153                2,700
     depreciation
                           $166,730             $24,300


                 THE CYBER GROUP NETWORK CORPORATION
                    NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 2000

Note C - Common Stock

     The company is authorized to issue 25,000,000 of common stock having a par value of $.001. The par value was adjusted to $.00033 upon the three for one stock split on May 10, 2000.

  On November 21, 1998 the company conducted a limited public offering of common stock pursuant to Regulation D, Rule 504 of the Securities Act of 1933 and sold 202,000 shares of its $.001 Par value common stock for cash of $20,200.00.

  As part of the business combination 1,500,000 shares of common stock were issued to the shareholders of The Cyber Group Network Corporation in exchange for the company's assets.

Note D - Going Concern

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

Note E - Financing

    On May 23, 2000 the company authorized $1,000,000 face amount of
8% Senior                      Subordinated Convertible Redeemable
Debentures for $900,000. The debentures are due May 23, 2002. They are convertible into common stock of the Company at 75% of the market price of the stock at any time prior to maturity.

    At June 30, 2000 $583,000 face of the debentures had been issued
and  $251,000  face of the       debentures had been converted  into
3,532,291 common shares at an average price of $.075 per share.


Item 2. Management's Discussion and Plan of Operation

General

The Cyber Group Network Corporation ("CGPN" or the "Company"), a Nevada corporation, incorporated on September 24, 1998, is a developmental stage technology company whose principal business objectives are to provide computer security technology, patent public internet access devices and complete acquisitions of other internet and communications companies. This phase of the Company's operations began with the acquisition of the previous company's ownership that occurred on May 23, 2000.

The mission of CGPN is to create, develop and invest in new innovative technological concepts, which will enhance the Company's core business, computer security; and bring diversity to the Company's internet and communications focus. CGPN employs a staff of professionals experienced in communications technology and computer security resources that will invest their energy and CGPN's capital to achieve these goals.

Results of Operations

The Company is a developmental stage company which to date has generated no revenues. Although CGPN has a limited operating history, activities to date have been primarily designed to further our principal business objectives as stated above. As of June 30, 2000, the Company has developed a business plan, recruited and retained a management team and raised capital via an offering made in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended, in accordance with Regulation D, Rule 504. Capital obtained through this offering has been used for the purposes of research and development, marketing, and to cover other operating expenses incurred by the Company.

CGPN is currently marketing the "Hi-Tech Hustler" research compact disk. This product will demonstrate the Company's technological edge and assist in the marketing of its cyber crime prevention techniques. The CD gives a preview of the innovative encryption technologies, firewall penetration testing, service denials and preventative sequence number attacks that CGPN will employ. Also, the Company has developed a meta-search engine called
"BigTarget.com" that will provide a simplistic, easy-to-use and comprehensive way of obtaining highly relevant research results. The Company plans to generate revenue through leveraging page views in a banner advertising marketing campaign. In addition, ecommerce applications will be added such that cyber customers can purchase products over this website from CGPN's own proprietary line of software.

Future Business

Due to technological advancements and an increase in computer usage, demands for better security systems have become a concern for consumers, organizations and agencies. The Cyber Group Network Corporation is in the process of designing a computer security devise that locates missing or stolen computers and other devices globally within 5 feet of their location. The devise will be distributed under CyberCrime Corporation a subsidiary of The Cyber Group network Corporation. This is one of many products and services that the Company will launch in the coming year. The Company will actively seek out possible acquisitions of technology-based companies to ensure future growth.

Liquidity and Capital Resources


To date, the Company formerly known as "Hollywood Entertainment Network, Inc." has attained cash from offerings of its common stock. On September 25, 1998, the Company issued 3,500,000 shares of its $0.001 par value common shares for cash of $3,500. On December 4, 1998, the Company issued 202,000 shares of its common stock pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended, whereby the Company raised cash of $20,200. On May 10, 2000 the Company issued a 3 for 1 stock split. As part of the business combination 1,500,000 shares of common stock were issued to shareholders of The Cyber Group Network Corporation in exchange for the Company's assets. On May 23, 2000, the company authorized $1,000,000 face amount of 8% Senior Subordinated Convertible Redeemable Debentures for $900,000. The debentures are due May 23, 2002. They are convertible into common stock of the Company at 75% of the market price of the stock at any time prior to maturity. At June 30, 2000, $583,000 face of the debentures had been issued and $251,000 face of the debentures had been converted into 3,532,291 common shares at an average price of $.075 per share.

Without raising additional capital, the Company may not be able to acquire additional companies that may enhance the growth of the Company. Furthermore, development of additional technologies could be suffered by the lack of capital subject to the limited available cash flow. Accordingly, in order for the Company to achieve its business objectives and achieve profitable operations, it will be necessary to generate additional cash flow from operations, raise additional capital or enter into joint venture arrangements. Management intends to fund future acquisitions from operations, as well as borrowings, public and private sales of debt and equity securities, among other possible sources. The Company has no present arrangements for future borrowings and its cash flow from operations may not be adequate to provide the funds needed for these purposes. There can be no assurance the Company will be able to raise additional funds in sufficient amounts to allow the Company to successfully implement its present business strategy or acquisitions or the development of its existing or future products. No assurance can be given as to the availability or terms of any additional financing or joint development arrangements or that such terms as are available may not be dilutive to the interest of the Company's shareholders.

                     PART II - OTHER INFORMATION
                          Item 6. Exhibits
Exhibit Name and/or Identification of Exhibit
Number

  3     Articles of Incorporation & By-Laws

               (a)Articles of Incorporation of the Company filed
               September 24, 1998. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

               (b)By-Laws of the Company adopted September 25, 1998. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

  13    Annual or Quarterly Reports

               (a) Form 10-QSB for the Quarter ended March 31, 2000. Incorporated by reference to the Company's Quarterly Report for Small Business Issuers on Form 10-QSB, previously filed with the Commission.

  23    Consent of Experts and Counsel

               Consents of independent public accountants

  27    Financial Data Schedule

               Financial Data Schedule of ALD Services, Inc. ending June
               30, 2000

                             SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 The Cyber Group Network Corporation
                            (Registrant)

Date: August 17, 2000

By:/s/ Anthony Miller

     Anthony Miller, President