Form 10QSB
period 2000-09-30
CYBER GROUP NETWORK CORP
filed 2000-11-03
CIK 1076939

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-QSB

(Mark One)

[X]                           QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2000

Or

[  ]                          TRANSITION REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number:

               The Cyber Group Network Corporation
      (Exact name of registrant as specified in its charter)

            Nevada                          88-0407473
(State or other jurisdiction of  (I.R.S. Employer Identification
incorporation or organization)                 No.)

720 E. Carnegie Dr., Suite 200,               92408
  San Bernardino, California                (Zip Code)
(Address of principal executive
           offices)

                         (909) 890-9769
      (Registrant's telephone number, including area code)

          897 Via Lata Drive, Colton, California  92324
 (Former name, former address and former fiscal year, if changed since last report)

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

                             34,266,487


/1/


                 The Cyber Group Network Corporation
                    (A Development Stage Company)


                          Table of Contents
                                                                Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Independent Auditors' Report                                       4

Balance Sheet as of September 30, 2000 and 1999                    5

Statement of Income and Retained Earnings for the Nine Months      6
Ended September 30, 2000 and 1999

Consolidated Statement of Cash Flows for the Nine Months           7
Ended September 30, 2000 and 1999

Statement of Stockholder's Equity From July 1, 2000 to             8
September 30, 2000

Notes to Financial Statements                                      9

Item 2. Management's Discussion and Plan of Operation             12

PART II - OTHER INFORMATION

Item 6. Exhibits                                                  13

SIGNATURES                                                        14




/2/










                 THE CYBER GROUP NETWORK CORPORATION
                    (A Development Stage Company)

                        Balance Sheets as of

                     SEPTEMBER 30, 2000 AND 1999


                                 And
                        Statements of Income,
                      Stockholders' Equity, and
                             Cash Flows
         For the quarters ended September 30, 2000 and 1999


                WITH INDEPENDENT ACCOUNTANT'S REPORT






                            Prepared By:
                          Michael F. DeLuca
                     Certified Public Accountant



/3/




                          Michael F DeLuca
                     Certified Public Accountant


                   Accountant's Compilation Report


The Board of Directors
The Cyber Group Network Corporation
Colton, CA.

I have compiled the accompanying balance sheet of The Cyber Group Network Corporation (a corporation) as of September 30, 2000 and 1999, and the related statements of income and retained earnings and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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

October 26, 2000
Yorba Linda, California





  (714) 692-8206 * 23001 E. La Palma Avenue Suite 220A Yorba Linda,
                   CA. 92887 * Fax (714) 692-3054


/4/



                 THE CYBER GROUP NETWORK CORPORATION
                            BALANCE SHEET
                     SEPTEMBER 30, 2000 and 1999

                               ASSETS
                              --------
                                                 2000       1999
     Current Assets                            ------     ------
     Cash in bank                             $82,275       $210
     Other receivables                          8,490        -0-
     Prepaid expenses                          66,035        -0-
                                               ------     ------
                                              156,800        210
     Property and Equipment, at cost
     Equipment and furniture                  250,782     27,000
     Less accumulated depreciation            (8,270)    (3,600)
                                               ------     ------
                                              242,512     23,400
     Other Assets
     Movie rights                                 -0-    193,022
     Goodwill                                 301,000        -0-
     Less accumulated amortization            (1,254)        -0-
                                               ------     ------
     Total Other Assets                       299,746    193,022
                                               ------     ------
     Total Assets                            $699,058   $216,632
                                               ======     ======


                       LIABILITIES AND CAPITAL
                      -------------------------
     Liabilities
     Current Liabilities
     Accrued expenses                         $10,326     $2,500

     Stockholders' Equity
     Additional paid in capital             1,492,624    230,498

     Common stock  -  shares authorized
     50,000,000;
     shares issued and outstanding             11,345      3,702
     34,266,487

     Deficit accumulated during             (815,237)  ( 20,068)
     development stage                        -------    -------
     Total Stockholders' Equity               688,732    214,132
                                              -------    -------
     Total  liabilities  and  stockholders'  $699,058   $216,632
     equity                                   =======    =======




                    The accompanying notes are an
                   integral part of this statement


/5/


                 THE CYBER GROUP NETWORK CORPORATION
              STATEMENT OF INCOME AND RETAINED EARNINGS
                       FOR THE QUARTERS ENDED
                     SEPTEMBER 30, 2000 and 1999

                                          For the nine    For the
                                          months ended  nine months
                                          September 30,    ended
                                              2000       September
                                                         30, 1999
                                          -------------  ----------


     Revenue                                     $6,325        $-0-

     Operating Expenses
        Marketing                                49,846         -0-
        Interest expense                         45,000         -0-
        Legal and accounting                     38,255         -0-
        Depreciation                              5,744         900
        Other operating expenses                 18,914          25
        Research and development                204,128         -0-
                                               --------     -------
        Total Operating Expenses                361,887         925
                                               --------     -------
     Net Loss                                 (355,562)       (925)

     Beginning Retained Deficit               (459,675)    (19,143)
                                               --------     -------
     Deficit accumulated during              $(815,237)   $(20,068)
     Development stage                         ========     =======


     Loss per share:
        Basic                                    $.0153      $.0002
        Diluted                                  $.0104      $.0002


     Weighted Average number of
     Shares outstanding
        Basic                                73,244,216   3,702,000
        Diluted                              34,266,487   3,702,000




                    The accompanying notes are an
                   integral part of this statement


/6/



                 THE CYBER GROUP NETWORK CORPORATION
                CONSOLIDATED STATEMENT OF CASH FLOWS

                                          For the nine   For the nine
                                          months Ended   months Ended
                                          September 30,  September 30,
                                              2000           1999
                                          ------------   -------------
Operating Activities:
Net loss                                     $(355,562)           $925

Depreciation                                      5,744            900
Change in accounts payable                     (13,993)            -0-
Change in receivables                           (1,490)            -0-
Change in prepaid expenses                     (66,035)            -0-
                                              ---------       --------
Net cash used by Operating Activities         (431,336)           (25)

Cash Flows from Investing Activities:
Investment in property and equipment           (80,899)            -0-
                                              ---------
Cash Flows from Financing Activities:
Issuance of common stock conversion of          763,800            -0-
debt
Conversion of bonds                           (274,000)            -0-
                                              ---------       --------
                                                489,800            -0-
                                              ---------
Net Increase (Decrease) in Cash                (22,435)           (25)
Cash at beginning of period                     104,710            235
Cash at End of period                         ---------       --------
                                                $82,275           $210
                                              =========       ========
Supplemental disclosures:

Interest paid                                   $45,000           $-0-
                                              =========       ========
Income taxes paid                                  $-0-           $-0-
                                              =========       ========



                    The accompanying notes are an
                   integral part of this statement


/7/


                 THE CYBER GROUP NETWORK CORPORATION
                  STATEMENT OF STOCKHOLDERS' EQUITY
               From July 1, 2000 to September 30, 2000

                                                           Deficit
                                                         Accumulated
                                                           During
                                                         Development
                     Paid in          Common Stock          Stage
                     Capital       Shares        Amount
                     --------     --------     ---------  ----------
Balances at
July 1, 2000         $734,806    16,138,291      $5,363   $(459,675)

Stock issuance
for
Conversion of
bonds
                      757,818    18,128,196       5,982          -0-


Net loss                  -0-           -0-         -0-    (355,562)
                     --------     ---------     --------   ---------
Balances at
September 30,
2000
                   $1,492,624    34,266,487     $11,345   $(815,237)
                    =========    ==========     ========  ==========


                    The accompanying notes are an
                   integral part of this statement


/8/




                 THE CYBER GROUP NETWORK CORPORATION
                    NOTES TO FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2000


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


/9/


                 THE CYBER GROUP NETWORK CORPORATION
                    NOTES TO FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2000




Note A  Summary Of Significant Accounting Policies(continued)

  Advertising The company accounts for its advertising costs as nondirect response advertising. Accordingly, advertising costs are expensed ad incurred.

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


Note B   Property And Equipment

     Property and equipment is stated at cost and consists of the following:

                                    2000               1999
                                --------            -------
     Equipment  and             $250,782            $27,000
     furniture

     Accumulated                 (8,270)            (3,600)
     depreciation
                                $242,512            $23,400
                                ========            =======


/10/



                 THE CYBER GROUP NETWORK CORPORATION
                    NOTES TO FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2000

Note C   Common Stock

The company is authorized to issue 50,000,000 of common stock having a par value of $.001. The par value was adjusted to $.00033 upon the three for one stock split on May 10, 2000.

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

Note D   Going Concern

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

Note E   Financing

On May 23, 2000 the company authorized $1,000,000 face amount of 8% Senior Subordinated Convertible Redeemable Debentures for $900,000. The debentures are due May 23, 2002. They are convertible into common stock of the Company at 75% of the market price of the stock at any time prior to maturity.

At September 30, 2000 all debentures had been issued and converted into common stock. For the quarter ended September 30, 2000, $749,000 face of the debentures had been converted into 18,128,196 common shares at an average price of $.041 per share.


/11/



         Item 2. Management's Discussion and Plan of Operation

Forward Looking Statements

Some of the statements contained in this Form 10-QSB that are not historical facts are "forward-looking statements". They can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

General

The Cyber Group Network Corporation ("CGPN" or the "Company"), a Nevada corporation, was incorporated on September 24, 1998. We are a Computer Security Company that is focused on developing Public Patented Internet Devices that address the issue of Internet Security. Additionally, we plan to use newly acquired technology to enter the Financial Services industry. CGPN is in the infancy of an exciting business platform. Our initial focus has been to invest our limited resources into development of need-based products within the high technology and financial services sectors.

Results of Operations

CGPN recorded earnings of $6,325 in the third quarter. During this quarter the Company had only one product ready for distribution, The Hi-Tech Hustler Research CD. We attempted to sell this product on a consignment basis and over the Internet for one month, but were not successful. We altered our marketing approach by shipping 19,000 CD's on a seven-day free trail basis. After the seventh day, the consumer would have to register the CD and pay $69.95 to receive a completed version along with free upgrades. Unfortunately, this product never found its niche in the marketplace and failed to bring in the type of sales we had estimated.

The company has made several investments in the third quarter to help generate revenues in the upcoming quarters. We completed an acquisition of a Community Banking program, which led to the development of the Cyber Group ATM card. CGPN's premier ATM card will be marketed to individuals who do not currently have traditional banking relationships, but are desirous of obtaining an FDIC approved ATM card. This card may be used at any ATM machine in the United States or Mexico that carries a Star, EP, Plus or Interlink symbol. Also, the final development stages of our C-4 chip technology are complete. This "C-4 Chip" can be utilized to provide for the global location within a few feet of missing and stolen computers or devices. It is designed to work whether the device is stationary or in transit. A 24-hour a day, seven day a week toll-free number will be available in more than 20 countries to report stolen or misplaced computers. These two products alone we expect our fourth quarter to produce substantially greater revenues than the previous quarter.

Future Business

We have a wide range of products and services that have been in the development stages for the past quarter. A number of these products have been completed and are now ready to be marketed next quarter. Examples of which can be found on our Company web site www.thecybergroup.net. We are transforming ourselves into a market-driven organization. Our expectation is that we have researched and developed products that customer's value and our willing to pay for. We will be adding additional skill-sets to assist with the execution and measurement of our strategy and results. We do expect some personnel adjustments as part of our evolution; however, no decisions regarding this issue have been made to date.

Our  goal  is  to  transition from a start-up organization  that  is dependent on investor financing to a self-sufficient, revenue-generating company capable of exceeding our customers' and shareholders' expectations. Many of our product offerings have laws and regulations that govern their use and protect consumers. It is unclear what, if any, impact they will have on our current product line. We are committed to staying compliant with all governmental and regulatory agencies and plan to adhere to the highest legal, moral and ethical standards.

Liquidity and Capital Resources

The $900,000 received from the issuance of debentures on May 23, 2000, as stated in "Note E - Financing" to the financial statements of September 30, 2000, will allow us to operate as a going concern for approximately six months. Therefore, we are aggressively moving our fee-based products into the marketplace. Our expectation is that these products will begin to generate increased revenues and move us quickly towards profitability. However, even with this revenue flow, the need may arise for additional funding for expansion, the launching of new or expanded products and/or other product development projects. Should this need occur, we would consider borrowing funds, private placement, and/or reducing our overhead to accommodate such a requirement.


/12/


                   .
                   PART II - OTHER INFORMATION

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

  13    Annual or Quarterly Reports

               (a) Form 10-QSB for the Quarter ended June 30, 2000. Incorporated by reference to the Company's Quarterly Report for Small Business Issuers on Form 10-QSB, previously filed with the Commission.

  23    Consent of Experts and Counsel

               Consent of Independent Public Accountant

  27    Financial Data Schedule

               Financial Data Schedule of The Cyber Group Network
               Corporation ending September 30, 2000


/13/



                             SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 The Cyber Group Network Corporation

                            (Registrant)

Date: November 2, 2000

By:/s/ Leah M. Cunningham

Leah M. Cunningham, Director


/14/