Form 10KSB
period 2000-12-31
CYBER GROUP NETWORK CORP
filed 2001-05-22
CIK 1076939

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                        ______________ TO ______________

                        COMMISSION FILE NUMBER: 000-28153

                       THE CYBER GROUP NETWORK CORPORATION
             (Exact name of registrant as specified in its charter)

          NEVADA                                              33-0901534
  (State or jurisdiction of                               (I.R.S.  Employer
incorporation or organization)                            Identification No.)

720 E. Carnegie Dr Suite 200 San Bernardino, CA             92408
  (Address of principal executive offices)                (Zip Code)

                 Registrant's telephone number:  (909) 890-9769

  Securities registered pursuant to Section 12(b) of the Act: None

  Securities registered pursuant to Section 12(g) of the Act: 37,595,220
                         Common Stock, $0.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.
Yes     X        No    .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

                                Table Of Contents


PART  I
Item  1  -  Description of Business
Item  2  -  Description of Properties
Item  3  -  Legal  Proceedings
Item  4  -  Submission  of  Matters  To  Vote  Of  Security  Holders

PART  II
Item  5   -  Market  For  Registrant's  Common  Equity
             And  Related  Stockholder  Matters  Holders
Item  6.  -  Management's Discussion and Analysis Plan of Operation
Item  7.  -  Financial  Statements
Item  8.  -  Changes  in  and  Disagreements  with Accountants on Accounting and
             Financial Disclosures

PART  III
Item  9    -  Directors  and  Executives  Officers  of  the  Registrant
Item  10.  -  Executive  Compensation
Item  11.  -  Security  Ownership  of  Certain  Beneficial Owners And Management
Item  12.  -  Certain  Relationships  and  Related  Transactions
Item  13.  -  Exhibits  And  Reports  On  Form  8-K



                                     PART  I

Item 1 - Description of Business

OVERVIEW  AND  HISTORY
----------------------
The Cyber Group Network Corporation ("CGPN" or the "Company") is a Nevada corporation, incorporated on September 24, 1998 as Hollywood Entertainment Network, Inc. On May 23, 2000, The Cyber Group Network Corporation purchased 89.1% of Hollywood Entertainment's outstanding common stock for $295,000. Subsequently, The Cyber Group Network Corporation was merged into Hollywood Entertainment and then changed its name to The Cyber Group Network Corporation.

The Company entered into a Plan of Merger agreement with CGN Acquisitions Corporation, a Nevada Corporation with offices in San Bernardino, California. The merger took place on December 7, 2000 and entitles The Cyber Group Network Corporation ownership, rights, privileges, powers, franchises, patents, trademarks, licenses, and other assets and accounts receivable of every kind and description.

The Company is a technology driven, Internet based, computer security company with three main areas of focus: Asset Security, Banking and Acquisitions. The primary purpose of The Cyber Group Network Corporation is to transition itself into a self-sufficient, revenue-generating company, capable of increasing shareholder value, as well as exceed customer expectations and industry demand.

The Company has progressed significantly since its previous filings. Although The Cyber Group has made minimal profits from its current technology, it has moved toward a positive direction, concentrating on and preparing for its delayed product launch. The Cyber Group is also positioning itself internally and externally for the upcoming months in which marketing, delivering, distribution and customer relations will all be addressed. Internally, the Company has replaced its Board of Directors and Attorney of Record, in an effort to focus on major products and actively set structure and organization in preparation for its Electronic Snitching Device (E-Snitch) product launch.
Externally, the Company has formed an alliance with a sophisticated public and investor relations firm, well qualified in guiding the company to newer levels and assisting with strategy and proper information dissemination.

The Company remains focused in the development of the E-Snitch, and expects to launch by this year. The Company's main purpose and objective for this new and innovative technology is to generate sales and revenue, and to capture a major portion of the market share by means of producing a much demanded, quality product for the end user.

PRINCIPAL  PRODUCTS
-------------------
E-SNITCH - is the principal product for The Cyber Group. The E-Snitch can track missing or stolen computers within five feet of its location. It also has the ability to retrieve and destroy information from a secure storage space on the drive.

CYBER GROUP BANKING PROGRAM - Introduced in September, 2000, as an acquisition, The Cyber Group Network's premier Banking Program aims to market to second-chance individuals who do not have traditional banking relationships, by providing consumers an FDIC approved ATM card which may be used at any Automated Teller Machines in the World Wide that carry Star, EP, Plus and Interlink symbols. Currently, the program is in development and is expected to be in full operation by late this year, 2001.

CYBER  CRIME  CORP.  AND  BIG  TARGET.COM - Big Target, a meta-search engine and
Cyber Crime Corporation address general web user requirements as well as lists information about asset security. Both websites are designed for the purposes of educating, informing, and assisting consumers, businesses, and organizations on how-to detect, prevent, and defend systems against Hi-Tech Thieves.

CGN COMICS - The Company has launched a comic book, which discusses corporate espionage and a hi-tech thief for the purposes of consumer entertainment. The Company has pursued entrance in the comic book industry via traditional routes such as distributors and trade shows, as well as providing the book as an online subscription based publication. However, The Cyber Group has suspended development of subsequent volumes of the comic book until additional revenue has been generated from the Volume I launch.

DISTRIBUTION,  MARKETING,  AND  CUSTOMER  RELATIONS
---------------------------------------------------
The Cyber Group will be targeting several geographic areas, initially, within the United States, Canada, and Mexico, and later in the global arena. Our demographic targets will consist of consumers, business organizations, retrofit market, and manufacturers. Distribution for our products will occur through various distributors and sales agents of The Cyber Group Network Corporation. The Company is currently complying a comprehensive business plan, integrated marketing plan and operations plan which outlines the detailed considerations for each.

NEW  PRODUCT  OFFERINGS
-----------------------
The Company anticipates introducing new security-related software programs and products during 2001. Several new products are in the various stages of research, development and testing. Release of additional information will occur once the product has met all testing and marketing requirements.

COMPETITION
-----------
Currently, The Cyber Group does face competitive threats, however, at a minimal level. Each competitor only offers limited capabilities, and does not feature entire options as with the E-Snitch. In compliance with the laws and regulations governing technology, both nationally, and internationally, it is important that the Company be fully familiar with requirements and timeline considerations in order to bring the E-Snitch device to market. The Company has filed a provisional patent for the purposes of protecting the device from imitators and intruders.

INDUSTRY  BACKGROUND
--------------------
Currently, the market has only met very little needs for the detection and prevention of computer/asset theft. Many of the products available to consumers do not directly prohibit, nor assure the retrieval of the asset/computer, nor is it able to retrieve and/or transfer data. The Cyber Group has created a much needed, and anticipated device designed to address major concerns in today's information centric period.

There is tremendous opportunity for The Cyber Group. According to statistics generated by several studies, there was over $1.9 billion dollars worth of computer losses in the year 1999. These totals, 346,000 units or $812,446,000, reflects combined thefts of computers, accounting for 43% of computer loss during 1999. CGPN is certain of its position to enter the market with the E-Snitch Device, as a preventive measurement of deterring computer/laptop theft.

SOURCE  OF  MATERIALS
---------------------
All materials are made readily available for The Company and are supplied by Adaptive Systems Inc., a Colorado corporation, with offices in Longmont, Colorado.

PATENTS,  LICENSES  AND  AGREEMENTS
-----------------------------------
The Company has filed a provisional patent for E-Snitch, Reference No. 8089 PR01, on November 9, 2000 through the Law office of Brown Martin Haller & McGlain LLP and expects to complete, file and have approved the Utility Patent prior to its launch.

The Company entered into a Plan of Merger agreement with CGN Acquisitions Corporation, a Nevada Corporation with offices in San Bernardino, California. The merger took place on December 7, 2000 and entitles The Cyber Group Network Corporation ownership, rights, privileges, powers, franchises, patents, trademarks, licenses, and other assets and accounts receivable of every kind and description. Subsequent to the completion of the merger agreement CGN Acquisitions Corporation was dissolved. CGN Acquisitions Corporation entered into a licensing agreement on November 30, 2000 with Sterno Inc., a Nevada Corporation with offices in Los Angeles, California. The licensing agreement was entered into for the purpose of the use of Sternco's business model for The Cyber Group Banking Program. CGN Acquisitions Corporation and Adaptive Systems Inc. entered into a technology transfer agreement on November 30, 2000. The technology transfer agreement grants CGN Acquisitions Corporation the right to Adaptive Systems Inc.'s proprietary technology for use within the E-Snitch Device.

RESEARCH  AND  DEVELOPMENT  ACTIVITIES
--------------------------------------
The Cyber Group remains focused on the completion of the E-Snitch Device and to date has spent eight months on research and development for this product. However, we have efforts underway for new software products targeted for consumers. These products have been in the development and testing phase for the past five months, to date, and require further analysis and demonstration before they can be exploited for commercial gain.

EMPLOYEES
---------
The Company currently employs twelve (12) full-time employees and will be expanding to a seven-member Board of Directors. CGPN is expanding and will be recruiting new talent in areas of marketing, business development, engineering and other key management positions as part of the Company's expansion plan.

RISK  FACTORS
-------------
Without raising additional capital, the Company may not be able to acquire additional companies that may enhance the growth of the Company. Furthermore, development of additional technologies could be suffered by the lack of capital subject to the limited available cash flow. Accordingly, in order for the Company to achieve its business objectives and achieve profitable operations, it will be necessary to generate additional cash flow from operations, raise additional capital or enter into joint venture arrangements. Management intends to fund future acquisitions from operations, as well as borrowings, public and private sales of debt and equity securities, among other possible sources. The Company has no present arrangements for future borrowings and its cash flow from operations may not be adequate to provide the funds needed for these purposes. There can be no assurance the Company will be able to raise additional funds in sufficient amounts to allow the Company to successfully implement its present business strategy or acquisitions or the development of its existing or future products. No assurance can be given as to the availability or terms of any additional financing or joint development arrangements or that such terms as are available may not be dilutive to the interest of the Company's shareholders.

ITEM  2.  PROPERTIES
--------------------
Our initial corporate headquarters were located at 897 Via Lata Dr., Suite M Colton, CA 92324. This is now the location for our Research and Development office. The monthly rent paid for this facility is $590.00. The Company relocated its corporate headquarters to 720 E. Carnegie Dr., Suite 200 San Bernardino, CA 92408. The monthly rent paid for this facility is $2,183.00. We also lease a Warehouse and Shipping office located at 1430 Third Street, Suite 10 Riverside, CA 92507. The monthly lease amount is $575.00. The Company has no other locations this time. The Company has committed to a two-year lease at the San Bernardino corporate headquarters, which will expire on August 30, 2002. The Riverside and Colton locations are currently under a one-year lease, which expire in August of 2001. All three facilities have business and commercial compensation insurance provided by Superior National Insurance. The Company currently has plans to relocate upon the expiration of its leases but has no concrete plan in place at this time.

ITEM  3.  LEGAL  PROCEEDINGS
----------------------------
The Cyber Group Network Corporation is currently involved in arbitration with Wall Street Whispers, a Texas sole proprietorship. The Company filed a formal complaint on July 7, 2000, in Clark County, Nevada, in which claims for relief were sought for misrepresentation and unjust enrichment. This stems from a decision by the Company not to complete a buyout of Wall St. Whispers. In the process of negotiating the buyout, Wall St. Whispers received a substantial amount of cash and property from the Company.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------
None


                                     PART  II

ITEM  5.  MARKET  FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------
Our common stock, par value $0.001 per share (the "Common Stock"), is traded on the Over the Counter Bulletin Board ("OTCBB") under the symbol "CGPN". There was no active trading market for the Common Stock before May 22, 2000. Our Common Stock commenced trading on May 22, 2000.

                                                                   HIGH     LOW
       2000
       For the period (May 22, 2000 to Dec 31, 2000)               .62     .06

HOLDERS
-------
As of December 31, 2000 there were 147 stockholders of record with our Company's Common Stock.

DIVIDEND  POLICY
----------------
We have not paid cash dividends on our Common Stock and do not intend to pay any cash dividends in the foreseeable future.

RECENT  SALE  OF  UNREGISTERED  SECURITIES
------------------------------------------
CGN Acquisitions Corporation a wholly owned subsidiary of The Cyber Group Network Corporation completed an offering pursuant to Regulation D Rule 504, dated December 5, 2000. Subsequent to the 504 offering CGN Acquisitions merged into The Cyber Group Network Corporation, which also occurred in December 2000. Subsequent to the merger CGN Acquisitions Corporation was dissolved.



ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
-------------------------------------------------------------------

Forward-Looking Statements This Annual Report on Form 10-KSB includes forward-looking statements within the meaning of the Private Securities
Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Annual Report on Form 10-KSB are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The company's actual results may differ significantly from management's expectations.

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related footnotes for the period of March 21, 2000 (inception) to December 31, 2000 included in this Annual Report. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

The Company, currently in development stage, to this date, has generated minimal revenue, is focusing its attention on marketing, development, and positioning itself for the release of new products. The main product, E-Snitch, release date has been postponed due to the under development of the GPS Network. The E-Snitch can track missing or stolen computers within five feet of its location. It also has the ability to retrieve and destroy information from secure storage space on the drive. The Provisional Patent has already been filed and will be followed by the Utility Patent in the coming months. The Company is actively recruiting key personnel to enhance the research and development team. In addition, the recruitment of sales agents and distributors will take place in order to present all new products in particularly E-Snitch into the marketplace. During the next twelve months we expect to take the following steps in development of our business:
     - it is anticipated that the company will need to raise additional capital and it has been contemplated that the Company will file form SB2;
     - will seek alliances with original equipment manufactures, retrofit market and related enterprises for the existing technology;
     - complete the technical development of E-Snitch as well as other products;
     - identify new office facilities for our business, if expansion call for this need;
     - build company and product exposure through industry media, and other key professionals;

The Company will encounter various risk factors in implementing its business model, particularly in the new and evolving market of technology. We cannot assure you that will be successful in addressing such risks, and the failure to do so could have material adverse effect on our business and results operations.

RESULTS  OF  OPERATIONS
-----------------------

For March 21, 2000 (Inception) to December 31, 2000, we recorded an operating lose of $3,055,376. This operating loss is largely attributed to general and administrative expenses associated with start up company in its developmental stages. We have generated $6,141 during this period mostly from the sale of The Hi-Tech Hustler Research Compact Disk and Tales of a Hi-Tech Hustler Comic Book. Net loss per share of common stock was approximately $0.19 from March 21, 2000 (inception) to December 31, 2000. We expect to continue operating at a loss through fiscal 2001. There is no assurance that we will ever achieve profitability or that a stream of revenue can be generated and sustained in the future.

CAPITAL  RESOURCE  AND  LIQUIDITY
---------------------------------

At December 31, 2000 we recorded current assets of $ 59,439 and total assets of $ 224,956. These assets contain cash on hand of $ 48,549, net property and equipment of $ 94,685, net software license rights of $ 68,056 and deposit of $2,776. Accumulated depreciation of property and equipment amounted to $20,427. The Company remains in the developmental stage and since inception have experienced no significant change in liquidity, capital resources or shareholders' equity.

Most capital provided from the issuance of common stock from a registration offering under Rule 504 Regulation D of the Securities. From March 21, 2000 (inception) to December 31, 2000 $ 1,458,677 was raised from convertible debentures. The proceeds from this offering were used to purchase of computers, office equipment, and to run the general operations of the Company.

CASH  REQUIREMENTS  AND  ADDITIONAL  FUNDING
--------------------------------------------

The Company completed additional financing in December 2000. The total financing received by the Company from March 21, 2000 to December 31, 2000 of $1,412,809 where used for general operating expenses and further research and development of current products. Common Stock was issued to officers, directors and consultants of the Company for services rendered which totaled 1,278,200 shares. Although the Company had minimal revenues during this period, the cash that we raised was used to position the Company in anticipation of new services and product releases.

It is anticipated that the Company will need to raise additional capital. The Company contemplates filing form SB2 to raise these additional funds. The additional capital will need to be in excess of $10,000,000 for the Company to sustain through major product launch. The Company believes that our cash on hand is insufficient to meet our anticipated needs for working capital, capital expenditures and business development for the next twelve months. We expect to utilize cash at a rate of $50,000 per month or $600,000 for the next fiscal year. This additional capital would cover such costs such as: marketing and promotion, maintaining and upgrading our technology, overhead expenses for the day to day operation of the business and other unexpected expenses due to economic changes. The Company currently does not maintain any lines of credit nor do we have any agreements for additional capital in place. The additional may result in dilution to our shareholders. The Company cannot assure you that financing will be available in amounts or on acceptable terms. Without raising additional capital, the Company may not be able to acquire additional companies that may enhance the growth of the Company. Furthermore, development of additional technologies could suffer due to the lack of capital subject to the limited available cash flow.

ITEM  7.  FINANCIAL  STATEMENTS
-------------------------------


                                 THE CYBER GROUP
                               NETWORK CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                        CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE PERIOD FROM
                           MARCH 21, 2000 (INCEPTION)
                            THROUGH DECEMBER 31, 2000

                                             THE CYBER GROUP NETWORK CORPORATION
                                                                  AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                                                        CONTENTS
                                                               DECEMBER 31, 2000

================================================================================


                                                                          Page

REPORT  OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS                    1

CONSOLIDATED  FINANCIAL  STATEMENTS

     Consolidated  Balance  Sheet                                        2 - 3

     Consolidated  Statement  of  Operations                               4

     Consolidated  Statement  of  Shareholders'  Deficit                   5

     Consolidated  Statement  of  Cash  Flows                            6 - 7

     Notes  to  Consolidated  Financial  Statements                      8 - 21

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To  the  Board  of  Directors
The  Cyber  Group  Network  Corporation  and  subsidiary
(development  stage  companies)
San  Bernardino,  California

We have audited the accompanying consolidated balance sheet of The Cyber Group Network Corporation and subsidiary (development stage companies) as of December 31, 2000, and the related consolidated statements of operations, shareholders' deficit, and cash flows for the period from March 21, 2000 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Cyber Group Network Corporation and subsidiary as of December 31, 2000, and the results of its operations and its cash flows for the period from March 21, 2000 (inception) to December 31, 2000 in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. As discussed in Note 2 to the financial statements, during the period from March 21, 2000 (inception) to December 31, 2000, the Company incurred a net loss of $4,509,712. In addition, the Company was in the development stage at December 31, 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



SINGER  LEWAK  GREENBAUM  &  GOLDSTEIN  LLP

Los  Angeles,  California
May  15,  2001

                                             THE CYBER GROUP NETWORK CORPORATION
                                                                  AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                                      CONSOLIDATED BALANCE SHEET
                                                               DECEMBER 31, 2000

================================================================================

                                     ASSETS

CURRENT ASSETS
     Cash                                                           $     48,549
     Accounts  receivable                                                  1,640
     Receivable  from  related  party                                      9,250
                                                                    ------------

          Total  current  assets                                          59,439

PROPERTY  AND  EQUIPMENT,  net                                            94,685
LICENSE  RIGHTS,  net                                                     68,056
DEPOSIT                                                                    2,776
                                                                    ------------

               TOTAL  ASSETS                                        $    224,956
                                                                    ============



   The accompanying notes are an integral part of these financial statements.

                                             THE CYBER GROUP NETWORK CORPORATION
                                                                  AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                                      CONSOLIDATED BALANCE SHEET
                                                               DECEMBER 31, 2000

================================================================================

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT  LIABILITIES
     Accounts  payable                                              $   176,181
     Accrued  expenses                                                    9,722
     Payable  to  related  party                                         52,210
     Payable  to  officer                                                13,994
                                                                    ------------

          Total  current  liabilities                                   252,107

CONVERTIBLE  REDEEMABLE  DEBENTURES                                     169,415
                                                                    ------------

               Total  liabilities                                       421,522
                                                                    ------------

COMMITMENTS  AND  CONTINGENCIES

SHAREHOLDERS'  DEFICIT
     Preferred  stock,  $0.001  par  value
          5,000,000  shares  authorized
          no  shares  issued  and  outstanding                                -
     Common  stock,  $0.001  par  value
          50,000,000  shares  authorized
          38,913,077  shares  issued  and  outstanding                   38,913
     Additional  paid-in  capital                                     4,274,233
     Deficit  accumulated  during  the  development  stage           (4,509,712)
                                                                    ------------

               Total  shareholders'  deficit                           (196,566)
                                                                    ------------

                    TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT     $   224,956
                                                                    ============


   The accompanying notes are an integral part of these financial statements.

                                             THE CYBER GROUP NETWORK CORPORATION
                                                                  AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                            CONSOLIDATED STATEMENT OF OPERATIONS
             FOR THE PERIOD FROM MARCH 21, 2000 (INCEPTION) TO DECEMBER 31, 2000

================================================================================

REVENUE                                                             $     6,141

SELLING,  GENERAL,  AND  ADMINISTRATIVE  EXPENSES                     3,061,517
                                                                    ------------

LOSS  FROM  OPERATIONS                                               (3,055,376)
                                                                    ------------

OTHER  EXPENSE
     Impairment  of  goodwill                                          (295,000)
     Interest  expense                                               (1,159,336)
                                                                    ------------

          Total  other  expense                                      (1,454,336)
                                                                    ------------

NET  LOSS                                                           $(4,509,712)
                                                                    ============

BASIC  AND  DILUTED  LOSS  PER  SHARE                               $     (0.19)
                                                                    ============

WEIGHTED-AVERAGE  SHARES  USED TO COMPUTE BASIC DILUTED LOSS
     PER SHARE                                                       23,567,093
                                                                    ============


   The accompanying notes are an integral part of these financial statements.

                                                            THE CYBER GROUP NETWORK CORPORATION
                                                                                 AND SUBSIDIARY
                                                                  (DEVELOPMENT STAGE COMPANIES)
                                                CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
                            FOR THE PERIOD FROM MARCH 21, 2000 (INCEPTION) TO DECEMBER 31, 2000
================================================================================================

                                                                        Deficit
                                                                      Accumulated
                                 Common  Stock          Additional    During  the
                         ---------------------------     Paid-In      Development
                            Shares          Amount       Capital         Stage          Total
                         ------------  -------------  -------------  -------------  ------------
ISSUANCE  OF  COMMON
  STOCK  AND
  RECAPITALIZATION  DUE
  TO  ACQUISITION  ON
  MARCH  21,  2000        11,106,000   $     11,106   $    (11,106)  $          -   $         -
ISSUANCE  OF  STOCK
  FOR  SERVICES
  RENDERED                 9,127,783          9,128      1,269,072                    1,278,200
ISSUANCE  OF  STOCK
  AS  COMPENSATION         1,252,298          1,252        242,203                      243,455
ISSUANCE  OF  STOCK
  AS  DONATIONS              275,000            275         29,675                       29,950
CONVERSION  OF
  CONVERTIBLE
  REDEEMABLE
  DEBENTURES              11,910,873         11,911        988,089                    1,000,000
CONVERSION  OF
  CONVERTIBLE
  REDEEMABLE
  DEBENTURES               3,907,790          3,908        267,592                      271,500
STOCK  OPTIONS
  ISSUED  AS
  COMPENSATION                                             237,750                      237,750
STOCK  OPTIONS
  ISSUED  FOR
  SERVICES
  RENDERED                                                 220,000                      220,000
INTEREST  FROM
  BENEFICIAL
  CONVERSION
  FEATURES                                                 932,291                      932,291
ISSUANCE  OF  STOCK  AS
INTEREST  EXPENSE          1,333,333          1,333         98,667                      100,000
NET LOSS                                                               (4,509,712)   (4,509,712)
                         ------------  -------------  -------------  -------------  ------------

BALANCE,  DECEMBER
  31,  2000               38,913,077   $     38,913   $  4,274,233   $ (4,509,712)  $  (196,566)
                         ============  =============  =============  =============  ============


   The accompanying notes are an integral part of these financial statements.

                                             THE CYBER GROUP NETWORK CORPORATION
                                                                  AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                            CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE PERIOD FROM MARCH 21, 2000 (INCEPTION) TO DECEMBER 31, 2000

================================================================================

CASH  FLOWS  FROM  OPERATING  ACTIVITIES
     Net  loss                                                      $(4,509,712)
     Adjustments  to  reconcile  net  loss  to  net  cash
          used  in  operating  activities
               Depreciation  and  amortization                           22,371
               Amortization of discount  on  convertible redeemable
                    debentures                                           28,106
               Interest  from  beneficial  conversion  feature          932,291
               Issuance of common stock for services rendered         1,278,200
               Issuance  of  common  stock  as  compensation            243,455
               Issuance  of  common  stock  as  donations                29,950
               Issuance  of stock options for services rendered         220,000
               Issuance  of  stock  options  as  compensation           237,750
               Issuance  of  stock  as  interest  expense               100,000
               Increase  in
                    Accounts  receivable                                 (1,640)
                    Receivable  from  related  party                     (9,250)
                    Deposit                                              (2,776)
               Increase  in
                    Accounts  payable  and  accrued  expenses           185,903
                    Payable  to  related  party                          52,210
                    Payable  to  officer                                 13,994
                                                                   -------------

                         Net cash used in operating activities       (1,179,148)
                                                                   -------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES
     Purchase  of  property  and  equipment                            (115,112)
     Purchase  of  license  rights                                      (70,000)
                                                                   -------------

             Net  cash  used  in  investing  activities                (185,112)
                                                                   -------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES
     Proceeds  from  issuance  of  convertible  debt                  1,412,809
                                                                   -------------

             Net cash provided by financing activities                1,412,809
                                                                   -------------

                   Net  increase  in  cash                               48,549

CASH,  BEGINNING  OF  PERIOD                                                  -
                                                                   -------------

CASH,  END  OF  PERIOD                                             $     48,549
                                                                   =============


   The accompanying notes are an integral part of these financial statements.

                                             THE CYBER GROUP NETWORK CORPORATION
                                                                  AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                            CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE PERIOD FROM MARCH 21, 2000 (INCEPTION) TO DECEMBER 31, 2000

================================================================================

SUPPLEMENTAL  DISCLOSURES  OF  CASH  FLOW  INFORMATION

     INTEREST  PAID                                                $          -
                                                                   =============

     INCOME  TAXES  PAID                                           $          -
                                                                   =============


   The accompanying notes are an integral part of these financial statements.

                                             THE CYBER GROUP NETWORK CORPORATION
                                                                  AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000

================================================================================

NOTE  1  -  BUSINESS  ACTIVITY

     The Cyber Group Network Corporation and subsidiary (collectively, the "Company"), development stage enterprises, operate as a developer of computer security technology, Internet access devices, and other Internet and communication investments.

     The Company was originally incorporated on September 24, 1998 as Hollywood Entertainment Network, Inc. ("Hollywood"), a Nevada corporation. On March 21, 2000, The Cyber Group Network Corporation ("OLD Cyber") was incorporated in the state of California. On May 23, 2000, OLD Cyber entered into a share purchase agreement and purchased 9,900,000 shares (approximately 89% of the outstanding shares) of Hollywood's common stock for $295,000. Simultaneously, Hollywood and OLD Cyber merged, and Hollywood changed its name to The Cyber Group Network Corporation. In addition, on May 23, 2000, immediately prior to the purchase transaction, the Board of Directors of Hollywood approved the disposition of the movie rights to a shareholder of Hollywood. Therefore, at the time of the transaction, Hollywood had minimal assets and liabilities. Accordingly, no pro forma disclosures have been made. As the core business of the Company has changed subsequent to the purchase transaction, the entire amount recorded as goodwill of $295,000 has been written off. This transaction has been recorded as a purchase transaction, similar to a reverse merger, whereby the Company's equity section is retroactively restated to reflect the capital structure of Hollywood (a recapitalization).

     On September 13, 2000, CGN Acquisitions Corporation ("CGN") was formed as a wholly-owned subsidiary of the Company. On December 7, 2000, CGN merged with the Company and ceased to exist.

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     Principles  of  Consolidation
     -----------------------------
     The consolidated financial statements include the accounts of The Cyber Group Network Corporation and its wholly owned subsidiary, Cyber Crime Corporation ("Cyber Crime"). During the period from March 21, 2000
     (inception) to December 31, 2000, Cyber Crime did not engage in any activities. Any intercompany balances and transactions are eliminated in consolidation.

     Basis  of  Presentation
     -----------------------
     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, during the period from March 21, 2000 (inception) to December 31, 2000, the Company incurred a net loss of $4,509,712. In addition, the Company was in the development stage at December 31, 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern.

                                             THE CYBER GROUP NETWORK CORPORATION
                                                                  AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000

================================================================================

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

     Basis  of  Presentation  (Continued)
     -----------------------
     Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. The Company's attainment of profitable operations is dependent upon the Company obtaining adequate debt and/or equity financing and finding a suitable operating business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

     Management plans to raise additional debt and/or equity capital and continue to search for a suitable operating business.

     Development  Stage  Enterprise
     ------------------------------
     The Company is development stage companies as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is devoting all of its present efforts to its formation and to fundraising and to search for a suitable operating business, and its planned principal operations have not yet commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

     Revenue  Recognition
     --------------------
     Revenue is generally recognized when services are performed or products are shipped.

     Comprehensive  Income
     ---------------------
     The Company utilizes SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company's financial statements since the Company did not have any of the items of comprehensive income in the period presented.

     Cash  Equivalents
     -----------------
     For the purpose of the statement of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

                                             THE CYBER GROUP NETWORK CORPORATION
                                                                  AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000

================================================================================

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

     Property  and  Equipment
     ------------------------
     Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over estimated useful lives as follows:

          Furniture  and  fixtures                  7  years
          Office  equipment                         5  years
          Computer  hardware  and  software         3  years

     Maintenance and minor replacements are charged to expense as incurred. Gains and losses on disposals are included in the results of operations.

     Software  Development  Costs
     ----------------------------
     Development costs incurred in the research and development of new software products are expensed as incurred until technological feasibility in the form of a working model has been established. To date, the Company has not completed its software development to the point of technological feasibility, and accordingly, no costs have been capitalized.

     License  Rights
     ---------------
     On November 30, 2000, the Company entered into a license agreement for certain rights related to the Community Banking Program. The Company is amortizing the cost of the license agreement over three years.

     Stock-Based  Compensation
     -------------------------
     SFAS No. 123, "Accounting for Stock-Based Compensation," established and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation costs are determined using the fair value of stock-based compensation determined as of the date of grant. It is recognized over the periods in which the related services are rendered. For stock-based compensation issued to non-employees, the Company uses the fair value method of accounting under the provision of SFAS No. 123.

     The Company has adopted only the disclosure provisions of SFAS No. 123. It applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock issuances to employees and does not recognize compensation expense for its stock-based compensation other than for restricted stock and options issued to outside third parties.

     Stock  Split
     ------------
     On May 10, 2000, the Company's Board of Directors approved a three-for-one split of the outstanding common shares of the Company. All per share amounts have been retroactively restated to reflect the stock split.

                                             THE CYBER GROUP NETWORK CORPORATION
                                                                  AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000

================================================================================

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

     Fair  Value  of  Financial  Instruments
     ---------------------------------------
     The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash, accounts receivable, accounts payable, and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts shown for convertible redeemable debentures also approximate fair value because current interest rates offered to the Company for debt of similar maturities are substantially the same.

     Advertising
     -----------
     The Company expenses advertising costs as incurred. The Company incurred $174,615 for advertising expenses during the period from March 21, 2000 (inception) to December 31, 2000.

     Income  Taxes
     -------------
     The Company accounts for income taxes under the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

     Basic  and  Diluted  Loss  per  Share
     -------------------------------------
     For the period from March 21, 2000 (inception) to December 31, 2000, the Company adopted SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the period from March 21, 2000 (inception) to December 31, 2000, the Company incurred a net loss; therefore, basic and diluted loss per share are the same.

                                             THE CYBER GROUP NETWORK CORPORATION
                                                                  AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000

================================================================================

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

     Estimates
     ---------
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Risk  Concentrations
     --------------------
     The Company places its cash with high quality financial institutions, and at times it may exceed the Federal Deposit Insurance Corporation $100,000 insurance limit. As of December 31, 2000, the Company did not have any uninsured cash.

     Recently  Issued  Accounting  Pronouncements
     --------------------------------------------
     In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in
     Financial Statements," to provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. Changes in accounting to apply the guidance in SAB No. 101 may be accounted for as a change in accounting principle effective January 1, 2000. Management has not yet determined the complete impact of SAB No. 101 on the Company;
     however, management does not expect that application of SAB No. 101 will have a material effect on the Company's revenue recognition and results of operations.

     In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," (an Interpretation of Accounting Principles Bulletin Opinion No. 25 ("APB 25")) ("FIN 44"). FIN 44 provides guidance on the application of APB 25, particularly as it relates to options. The effective date of FIN 44 is July 1, 2000, and the Company has adopted FIN 44 as of that date.

     In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Instruments and Certain Hedging Activities." This statement is not applicable to the Company.

     In June 2000, the FASB issued SFAS No. 139, "Rescission of FASB Statement No. 53 and Amendments to Statements No. 63, 89, and 121." This statement is not applicable to the Company.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125." This statement is not applicable to the Company.

                                             THE CYBER GROUP NETWORK CORPORATION
                                                                  AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000

================================================================================

NOTE  3  -  PROPERTY  AND  EQUIPMENT

     Property  and  equipment  at  December 31, 2000 consisted of the following:

          Furniture  and  fixtures                                 $     50,263
          Office  equipment                                              11,711
          Computer  hardware  and  software                              53,138
                                                                   -------------

                                                                        115,112
          Less  accumulated  depreciation                                20,427
                                                                   -------------

              TOTAL                                                $     94,685
                                                                   =============

     Depreciation expense for the period from March 21, 2000 (inception) to December 31, 2000 was $20,427.


NOTE  4  -  LICENSE  RIGHTS

     On November 30, 2000, the Company entered into a Technology Transfer Agreement related to the E-Snitch Device, whereby the Company was granted the license to use the proprietary technology (computer software) in the manufacture and sale of the E-Snitch Device. Software development costs totaling $137,000 for the development of a prototype used for demonstration purposes have been expensed as research and development.

     On November 30, 2000, the Company entered into a license agreement related to the Community Banking Program (the "Program"), whereby the Company acquired the right, in perpetuity, for $70,000, to implement, use, and modify the Program to engage in the business of promotion, advertising, merchandising, and the distribution of debit cards used in banking transactions. In accordance with this agreement, the sellers retain the right to use the Program. The Company is amortizing this right over its estimated useful life of three years. As of December 31, 2000, accumulated amortization totaled $1,944.

                                             THE CYBER GROUP NETWORK CORPORATION
                                                                  AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000

================================================================================

NOTE  5  -  CONVERTIBLE  REDEEMABLE  DEBENTURES

     May  2000  Debentures
     ---------------------
     On May 17, 2000, the Company issued Series A Senior Subordinated Convertible Redeemable Debentures (the "May 2000 Debentures") with a face amount totaling $1,000,000, at a 10% discount, to three purchasers in the amounts of $333,333, $333,333, and $333,334. The May 2000 Debentures are issued in denominations of $10,000, accrue interest at 8% per annum, commencing May 17, 2000, and are due on May 17, 2002.

     The Company will pay interest by issuing common stock equal to the total monthly interest accrued divided by 70% of the lowest closing bid price of the common stock for the three consecutive trading days immediately preceding the date of the monthly interest payment. At any time after 90 days from the issuance of the May 2000 Debentures, the Company will have the option to pay the holder 125% of the principal amount of the debenture, in full, to the extent the debenture has not been converted.

     Related to this issuance, the Company recorded interest expense totaling $832,540 related to the beneficial conversion feature of the debentures.

     As of December 31, 2000, the holders of the May 2000 Debentures converted $1,000,000 into 11,853,618 shares of the Company's common stock and accrued interest of $4,293 into 57,255 shares of the Company's common stock. Conversion prices ranged from approximately $0.03 to $0.16. In relation to this transaction, the Company recorded interest expense totaling $100,000 for the issuance of 1,333,333 shares of common stock in exchange for the 10% discount in cash totaling $100,000.

     December  2000  Debentures
     --------------------------
     On December 11, 2000, the Company entered into an agreement to issue Series SPA Senior Subordinated Convertible Redeemable Debentures (the "December 2000 Debentures") with a face amount totaling $1,000,000, at a 10% discount, to three purchasers in the amounts of $333,333, $333,333, and $333,334. The December 2000 Debentures are issued in denominations of $10,000, accrue interest at 8% per annum, commencing December 11, 2000, and are due on December 11, 2002. As of December 31, 2000, total funds raised under the December 2000 Debentures were $458,677.

     The Company will pay interest by issuing common stock equal to the total monthly interest accrued divided by 75% of the lowest closing bid price of the common stock for the three consecutive trading days immediately preceding the date of the monthly interest payment. At any time after 90 days from the issuance of the December 2000 Debentures, the Company will have the option to pay the holder 125% of the principal amount of the debenture, in full, to the extent the debenture has not been converted.

                                             THE CYBER GROUP NETWORK CORPORATION
                                                                  AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000

================================================================================

NOTE  5  -  CONVERTIBLE  REDEEMABLE  DEBENTURES  (CONTINUED)

     December  2000  Debentures  (Continued)
     --------------------------
     Related to this issuance, the Company recorded interest expense totaling $99,751 related to the beneficial conversion feature of the debentures.

     As of December 31, 2000, the holders of the December 2000 Debentures converted $271,500 into 3,907,790 shares of the Company's common stock. Conversion prices ranged from approximately $0.06 to $0.09.


NOTE  6  -  COMMITMENTS  AND  CONTINGENCIES

     Leases
     ------
     The Company leases its facilities under an operating lease which expires through 2005. Future minimum aggregate lease payments under the operating sublease at December 31, 2000 were as follows:

           Year  Ending
           December 31,
           ------------

              2001                                                 $     36,989
              2002                                                       19,832
              2003                                                        1,841
              2004                                                        1,841
              2005                                                        1,228
                                                                   -------------

                   TOTAL                                          $      61,731
                                                                   =============

     Rent expense was $22,224 during the period from March 21, 2000 (inception) to December 31, 2000.

                                             THE CYBER GROUP NETWORK CORPORATION
                                                                  AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000

================================================================================

NOTE  6  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

     Consulting  Agreement
     ---------------------
     On June 1, 2000, the Company entered into a three-year consulting agreement with the Chairman of the Board of Directors for certain consulting services as requested by the Company. In accordance with the agreement, the consultant receives an annual nonrefundable $20,000 retainer, payable on June 1 of each year. Any services rendered by the consultant are first deducted from the retainer, and any subsequent services are billed at an hourly rate of $150. The Company also pays the consultant an annual bonus based upon the attainment of certain financial and strategic goals, with an annual minimum bonus of $10,000. In addition, the Company is to transfer to the consultant 10,000 shares of the Company's common stock each year during the term of the agreement.

     If the consulting agreement is terminated during the term of the agreement, the Company is to pay the consultant an amount equal to twice the sum of the annual retainer and the consultant's highest gross bonus award paid prior to the year of termination, in addition to certain other accrued obligations.

     Employment  Agreements
     ----------------------
     On June 24, 2000, the Company entered into an employment agreement with the Director of Public Relations. In accordance with the agreement, the Company pays an annual salary of $30,000 and an annual bonus of $10,000. Subsequent to December 31, 2000, the employee left the Company, and this agreement was terminated.

     On February 25, 2000, the Company entered into an employment agreement with the Assistant Director of Research and Development. In accordance with the agreement, the Company pays an annual salary of $24,000 and an annual bonus of $10,000. In addition, the Company pays a $1,000 bonus for every 1,000 units of products sold, subject to certain conditions.

     On March 21, 2000, the Company entered into a five-year employment agreement with the Chief Administrative Officer. In accordance with the agreement, the Company pays an annual salary of $50,000 and an annual bonus of not less than 50% of the base salary, in addition to certain other bonuses. If the employment agreement is terminated during the term of the agreement, the Company is to pay the employee triple the sum of the annual base salary and the highest gross bonus award paid prior to the year of termination, in addition to certain other accrued obligations.

                                             THE CYBER GROUP NETWORK CORPORATION
                                                                  AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000

================================================================================

NOTE  6  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

     Litigation
     ----------
     The Company is involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of these matters will have a material adverse effect on the Company's financial position or results of operations.

     The Chief Executive Officer of the Company is personally involved in certain legal proceedings in excess of $10,000,000. The nature of these proceedings arose prior to the formation of the Company. The Company does not believe that these legal proceedings will have any adverse effect on the Company.

NOTE  7  -  SHAREHOLDERS'  EQUITY

     Common  Stock
     -------------
     During the period from March 21, 2000 (inception) to December 31, 2000, the Company's convertible debenture holders converted debentures totaling $1,271,500 and accrued interest totaling $4,293 into 15,818,663 shares of common stock.

     During the period from March 21, 2000 (inception) to December 31, 2000, the Company issued 9,127,783 shares of common stock for services rendered valued at $1,278,200. The services were valued at the fair market value of the stock on the date of issuance, which ranged from $0.33 to $0.77.

     During the period from March 21, 2000 (inception) to December 31, 2000, the Company issued 1,252,298 shares of common stock as compensation totaling $243,455. These transactions were valued at the fair market value of the stock on the date of issuance, which ranged from $0.10 to $0.22.

     During the period from March 21, 2000 (inception) to December 31, 2000, the Company issued 275,000 shares of common stock as donations to nonprofit organizations valued at $29,950. These transactions were valued at the fair market value of the stock on the date of issuance, which was $0.11.

     During the period from March 21, 2000 (inception) to December 31, 2000, the Company issued 1,333,333 shares of common stock as interest expense totaling $100,000.

     During the period from March 21, 2000 (inception) to December 31, 2000, the Company issued options to employees to purchase 4,250,000 shares of common stock. In relation to this transaction, the Company has recorded compensation expense of $237,750.

                                             THE CYBER GROUP NETWORK CORPORATION
                                                                  AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000

================================================================================

NOTE  7  -  SHAREHOLDERS'  EQUITY  (CONTINUED)

     Stock  Options
     --------------
     The Company has adopted only the disclosure provisions of SFAS No. 123. It applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock issuances to employees and does not recognize compensation expense for its stock-based compensation other than for restricted stock and options issued to outside third parties.

     If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the period from March 21, 2000 (inception) to December 31, 2000:

          Net  loss
               As  reported                                   $     (4,509,712)
               Pro  forma                                     $     (4,888,629)
          Basic  loss  per  common  share
               As  reported                                   $          (0.19)
               Pro  forma                                     $          (0.21)

     For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the period from March 21, 2000 (inception) to December 31, 2000: dividend yield of 0%, expected volatility of 100%, risk-free interest rate of 5.74%, and expected life of two years. The weighted-average fair value of options granted during the period from March 21, 2000 (inception) to December 31, 2000 for which the exercise price equals the market price on the grant date was $0.05, and the weighted-average exercise price was $0.10. The weighted-average fair value of options granted during the period from March 21, 2000 (inception) to December 31, 2000 for which the exercise price was less than the market price on the grant date was $0.12, and the weighted-average exercise price was $0.04. No options were issued during the period from March 21, 2000
     (inception) to December 31, 2000 where the exercise price exceeded the stock price at the date of grant.

                                             THE CYBER GROUP NETWORK CORPORATION
                                                                  AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000

================================================================================

NOTE  7  -  SHAREHOLDERS'  EQUITY  (CONTINUED)

     Stock  Options  (Continued)
     --------------
     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     Other  Stock  Options
     ---------------------
     During the period from March 21, 2000 (inception) to December 31, 2000, the Company issued options to consultants to purchase 3,500,000 shares of common stock. In relation to these transactions, the Company recorded consulting expenses totaling $220,000.

     The following table summarizes all of the Company's stock option transactions:

                                   Employee Options           Consultant Options
                               -------------------------  -------------------------
                                             Weighted-                   Weighted-
                                              Average                     Average
                              Stock Options   Exercise   Stock Options   Exercise
                               Outstanding     Price      Outstanding     Price
                               -----------  ------------  -----------  ------------
  Balance,  March  21,  2000
    (Inception)                          -  $          -            -  $          -
      Granted                    4,250,000  $       0.07    3,500,000  $       0.10
                               -----------                -----------

  BALANCE,  DECEMBER
    31,  2000                    4,250,000  $       0.07    3,500,000  $       0.10
                               ===========                ===========

  EXERCISABLE,
    DECEMBER 31,
    2000                         4,250,000  $       0.07    3,500,000  $       0.10
                               ===========                ===========

                                             THE CYBER GROUP NETWORK CORPORATION
                                                                  AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000

================================================================================

NOTE  7  -  SHAREHOLDERS'  EQUITY  (CONTINUED)

     Other  Stock  Options  (Continued)
     ---------------------
     The weighted-average remaining contractual life of the options outstanding at December 31, 2000 is 4.76 years. The exercise prices of the options outstanding at December 31, 2000 ranged from $0.01 to $0.10, and information relating to these options is as follows:

                                                        Weighted-    Weighted-
                                           Weighted-     Average      Average
                                            Average      Exercise     Exercise
  Range of        Stock        Stock       Remaining    Price  of    Price  of
  Exercise       Options      Options     Contractual    Options      Options
   Prices      Outstanding  Exercisable      Life      Outstanding  Exercisable
-------------  -----------  ------------  -----------  -----------  -----------
$0.01 to 0.10    7,750,000     7,750,000   4.76 years  $      0.08  $      0.08

NOTE  8  -  RELATED  PARTY  TRANSACTIONS

     During the period from March 21, 2000 (inception) to December 31, 2000, the Company made certain advances to and had loans from the Chief Executive Officer of the Company. As of December 31, 2000, total net loans from the Chief Executive Officer totaled $13,994.

     As of December 31, 2000, the Company had a loan payable to a related party totaling $52,210 and an advance to a related party totaling $9,250.

NOTE  9  -  INCOME  TAXES

     As of December 31, 2000, the Company had approximately $4,500,000 in net operating loss carryforwards that may be offset against future taxable income. No provision for income taxes for the period from March 21, 2000 (inception) to December 31, 2000 has been made since the Company incurred a loss during the period. The deferred income tax benefit of the loss carryforward is the only significant deferred income tax asset or liability of the Company. It has been offset by a valuation allowance of the same amount since management does not believe the recoverability of this deferred tax asset is more likely than not. Accordingly, no deferred income tax benefit has been recognized in these financial statements.

                                             THE CYBER GROUP NETWORK CORPORATION
                                                                  AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000

================================================================================

NOTE  10  -  SUBSEQUENT  EVENTS  (UNAUDITED)

     On January 17, 2001, the Company amended its Articles of Incorporation to increase the authorized shares of common stock from 50,000,000 to 100,000,000 shares at a par value of $0.001. In addition, the Company increased the authorized shares of preferred stock from 5,000,000 to 20,000,000 shares at par value of $0.001.

     On March 8, 2001, the Company adopted the Employee Stock Incentive Plan for certain officers and employees. The maximum number of shares of common stock that may be issued pursuant to this plan is 20,000,000.

     Subsequent to December 31, 2000, the Company issued 2,000,000 shares of preferred stock to a company owned by the Chief Executive Officer for services rendered. No rights or privileges have been assigned to the preferred stock. In relation to this transaction, the Company recorded consulting expense totaling $213,250.

     Subsequent to December 31, 2000, the Company issued convertible redeemable debentures totaling $416,668. The terms of these debentures are similar to December 2000 debentures (see Note 5).

     Subsequent to December 31, 2000, holders of the convertible redeemable debentures converted $603,845 into 9,860,782 shares of common stock.

     Subsequent to December 31, 2000, the Company issued 4,214,285 shares of common stock to employees and to a vendor services rendered totaling $345,571.

     On January 2, 2001, the Company issued options to an employee to purchase 250,000 shares of common stock at an exercise price of $0.10 per share.

     On March 30, 2001, the Company entered into a consulting agreement in the amount of $35,000 for research and development services.

     Subsequent to December 31, 2000, the Company issued 3,700,000 common shares for $15,000 of legal services rendered and $207,000 of legal services to be rendered.

     Subsequent to December 31, 2000, the Company issued 2,000,000 common shares to the Chief Executive Officer for services relating to the E-snitch Device.

     Subsequent to December 31, 2000, the Company issued 66,667 common shares for $4,000 of investor relation services.


FORWARD-LOOKING  STATEMENTS
---------------------------


         Some of the statements under "Risk Factors," "Plan of Operation," "Business," and elsewhere in this quarterly report constitute forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry's results, levels of activity, performance, or achievements to be significantly different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements.

         In  some  cases,  you  can  identify   forward-looking   statements  by
terminology such as "may," "will," "should," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms or other comparable terminology.

         Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance, or achievements. We do not assume responsibility for the accuracy and completeness of the forward-looking statements. We do not intend to update any of the forward-looking statements after the date of this annual report to conform them to actual results.

         The accompanying un-audited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered necessary for a fair presentation have been included.

         Operating results for the quarter ending March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated statements and footnotes included in our annual report on Form 10-KSB for the year ending December 31, 2000.

ITEM  8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING AND
--------------------------------------------------------------------------------
FINANCIAL  DISCLOSURES
----------------------
We have appointed Singer Lewak Greenbaum & Goldstein LLP, on April 23, 2001, to complete our audit and perform all our future quarterly reviews. The Company's Board of Directors made the approval for this appointment on April 20, 2001. Michael Deluca resigned. Deluca's report for the past two years neither contained an adverse opinion or a disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles.


PART  III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
--------------------------------------------------------------------------------
WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT
--------------------------------------------
The names and positions of our directors, executive officers, and significant employees are as follows:

Name                      Age          Position              Appointed
------------------------  ---  ------------------------  -----------------
Anthony Miller             40  Interim President         March 21, 2000
Leah M. Cunningham         27  Secretary and Director    March 21, 2000
Thomas Hobson              41  Director                  March 21, 2000
Anthony Miller             40  Director                  March 21, 2000
Leah M. Cunningham         27  Treasurer and Controller  March 21, 2000
Thomas Hobson              40  Interim President         September 28,2000
Nisha Kapoor               24  President                 January 17, 2001
John Moore                 27  Board of Director         May 20, 2001
John Lejay                 40  Board of Director         May 20, 2001
Gregory Evans              32  Board of Director         May 1, 2001
Gregory Evans              32  Chief Executive Officer   May 1, 2001

THOMAS  HOBSON,  41
APPOINTED  TO  BOARD:  MARCH  21,  2000
APPOINTED INTERIM-PRESIDENT: SEPTEMBER 28, 2000 TILL JANUARY 8, 2001 CHAIRMAN OF THE BOARD: MARCH 2001

BIO: Thomas E. Hobson, a current Director for The Cyber Group, has helped to guide in the development of the company through traditional and non-traditional partnerships. Hobson brings with him 13 years of experience in sales and marketing.

Hobson's academic background includes a Bachelor of Science Degree in Civil Engineering from United States International University in 1981 and a Juris Doctorate Degree from Southwestern University School of Law in 1995. In addition, he attended the University of Michigan's Executive Education training in April 1996 studying business-to-business marketing strategies. Mr. Hobson also holds a State of California General Engineering and General Builder Contractor License.

Mr. Hobson has extensive marketing, sales and operations experience. In 1996, Hobson was a Customer Service Manager for Southern California Gas Company. His responsibilities were to oversee 40 people in the telemarketing center and manage a $2,000,000 annual operating budget. He then became Director of Operations of Sempra Energy from 1996 till 1998. In 1998, he was promoted to Director of Consumer Products and Services for Sempra Energy, where he was accountable for the profit and loss for all consumer related in-house products and services. He also assisted in the development of the expansion strategy to position the company as a national distributor of energy and communications and information based services. He was again promoted to Manager of Partnership Marketing for Sempra Energy. In this position he worked to develop strategic partnerships that enhanced the company's brand positioning and business return, along with obtaining and managing selected sports and entertainment properties and targeted events. Currently, Hobson is the Manager of Alliance Marketing for California Federal Bank. He took this position in January of 2000. In this position Hobson develops and manages partnerships that enhance the company's brand position.

CONTRACTS: Thomas Hobson is under a Consulting and Professional Services Agreement for a period of three years, which will expire on June 30, 2003. His responsibilities would include all tasks and services requested by the Company, above and beyond the duties performed as a director, during the term of this agreement. Compensation is to include a $20,000 retainer per year and an annual performance bonus of $10,000. Hobson is also to receive expenses for all travel done on the company's behalf. Either party at anytime for just cause can terminate this agreement.

COMPENSATION RECEIVED: For the year of 2000, $33,500.00, $30,0000 for his Interim President term and $3,500 for attending board meetings. He also holds options. 250,000 granted on June 30, 2000 for five years at an exercise price of $.10, and 500,000 granted on August 2, 2000, for five years at an exercise priced of $.01.

STOCK  OWNERSHIP:  Hobson  owns  284,942  shares  of  stock.

CRIMINAL  HISTORY:  None

LEAH  M.  CUNNINGHAM,  27
APPOINTED  TREASURER,  DIRECTOR,  AND  SECRETARY:  March  21,  2000

BIO: Leah M. Cunningham is the Chief Administrative Officer/Director for The Cyber Group Network Corp. Cunningham oversees the day-to-day operations, human resources, and financial management operations.

Cunningham received an Associates' in Science from Riverside Community College in 1994. She then went on to Eastern Michigan University in the Sumner of 1994 to study pre-med. After leaving Eastern she attended California Paramedical College in Riverside, California and received her degree in Respiratory Care in 2000.

Cunningham brings to The Cyber Group years of management experience. Her management experience started in 1992 where she worked for Hughes markets right out of high school, while attending Riverside Community College. She started as a grocery clerk but soon worked her way up to managing the floral department and the juice bar. Here she was responsible for ordering and the stocking of products, making employee schedules, and reporting sales to district managers. In 1994, Cunningham left the state to pursue her education and started a job at Kinko's Copies. This position was initially part-time, but upon returning to California in 1995, Cunningham transferred from Kinko's in Michigan to one located in Riverside, California. She quickly worked her way up to the position of night shift supervisor. In this capacity, she oversaw employees and delegated jobs to be done. In March of 2000, Cunningham left Kinko's to lend her talents to The Cyber Group Network.

STOCK  OWNERSHIP:  175,000  shares  of  restricted  stock

COMPENSATION: Salary received for the year ending December 31, 2000 totals $ 30,000. Employment agreement signed April 1, 2001, which supersedes the previous one state that compensation of $150,000 annually will be paid but most in stock options through an S-8 option plan. None of this plan has been exercised as of this date.

OPTIONS: 250,000 options granted on June 30, 2000 for five years at an exercise price of $.10, and 500,000 granted on August 2, 2000, for five years at an exercise priced of $.01.

CRIMINAL  HISTORY:  None


GREGORY  D.  EVANS,  32
FOUNDER
APPOINTED  CEO:  May  1,  2001
APPOINTED  TO  BOARD:  May  1,  2001

BIO:  As Chief Executive Officer of The Cyber Group Network Corporation, Gregory
D. Evans is becoming the leading name in computer security. Gregory Evans brings a wealth of experience personally and professionally to his position as CEO.

In February of 1990, Evans was the President and CEO of EnterLink Technology in Apple Valley, California. His position there was to run the day-to-day operations and oversee the development of new services. He supervised 98 employees before the company was sold in 1992. In November 1992, Evans started Communications Research Group where he was the owner and presided on the Board of Directors. Evans was responsible for the design and build of sophisticated voicemail systems, as well as virtual office systems. In 1994, Communications Research Group was sold to America Voicemail Network. In June 1994, Evans started International Communications Brokers. There he was the Owner and Director of a company, which designed and built one of the first PC based pre-paid calling card networks with over 1500 dealers throughout the United States. In August 1995, Evans created a fully owned subsidiary of International Communication Brokers called Connect America. Connect America built it up to be one of the largest African-American Internet Companies in the Untied States, with a total of 13 stores. Evans also developed 20 different Internet services providing companies with service through out the Untied States and Canada. Evans stepped down from his position in 1997. That same year, Evans executive produced and hosted Global Technology News and TV, a weekly newspaper that covered subjects like Internet porn, e-commerce, satellite TV, telephone companies, day trading, electronic privacy, computer hacking, cellular fraud, and digital television with a circulation of 80,000 weekly.

In January 1999, Evans started Internet On Ramp, a company that specialized in public kiosk operations. This company was dissolved in March 2000 when The Cyber Group Network Corporation was born. The Cyber Group Network Corp. is a technology company with the three main goals of computer security technology, patented public Internet access devices and acquisitions of other Internet and communications companies to expand its technological resources.

CONTRACT:  None  at  this  time.
STOCK  ISSUED:  5,872,378  issued  as  of  May  1,  2001
COMPENSATION: Greg is being paid as a sub-contracted employee that receives his compensation in stock
CRIMINAL BACKGROUND:  (1) Date: 5/15/98 Penal Code: 487(A) Grand Theft, Held in:
San Bernardino County Court as a State case. Case # FSB18656, Plead guilty to an excess of $300,000. (2) Date: November 1998 Penal Code: Wire Fraud and Conspiracy, Chapter 18 USC Section # 1343 and Section # 371, Case # CR98-1154-DT, Held in Los Angeles Federal Court, Pledge guilty to an excess 10 million dollars.


JOHN  G.  LEJAY,  41
APPOINTED  TO  THE  BOARD:  March  20,  2001
BIO: The Company approached John G. Lejay to fill an empty board seat in early February. He has an extensive background in sales, marketing and operations that dates back to 1981. He accepted the position on March 20, 2001. Lejay has great vision and drive to organize the company's operational structure and get new and current products to market in a timely manner.

From 1981 till 1984 Lejay serviced as Assistant Director of Extended Opportunity Program for Beneficial Finance Company. His responsibilities included performing public relations for community groups and directing student recruitment and admission duties. In 1986, he became an operations Supervisor for Pasadena City College. In this position he was responsible for city and road dispatching, cashiering, office management, and quality control. In 1986, he took a position with Yellow Freight Systems Inc, as a Sales Representative.

In this capacity he maintained the customer database, negotiated bids, handled pricing proposals, and consistently sold $530,000 worth of products per month. In 1996, Yellow Freight Systems promoted him to Sales Executive. His focus then shifted to international sales and services. He was in charge of 350 accounts with revenue of 1.8 million dollars per month. Currently, Lejay is an Account Executive for Consolidated Freightways. In this capacity, he provides comprehensive training in product knowledge to internal CTI sales staff and outside clients. Also, he coordinates functions entertainment and educational seminars. He holds a B.A. in Political Science from Whittier College, in Whittier, California. As a Cyber Group Board member, Mr. Lejay will provide oversight on operational matters, especially in the areas of sales and marketing.

CONTRACTS AND COMPENSATION: No contract has been signed nor negotiated; no compensation has been paid.

STOCK  OWNERSHIP:  John  Lejay  owns  no  stock  in  the  company.

CRIMINAL  HISTORY:  None



JOHN  A.  MOORE,  26
APPOINTED  TO  THE  BOARD:  March  20,  2001
BIO: The Company approached John Moore to fill an open board seat in early February 2001. John A. Moore attended the U.S. Air Force Academy in Colorado Springs from 1992 to 1993 before transferring to Florida A&M University. There he completed his Bachelor's in Business Administration by graduating Magna Cum Laude in December of 1996. Moore went on to Florida State University College of Law, where he was Writing and Research Editor for the Law Review, a member of the National Bar Association and author of the best student article. He completed his J.D. in April 2000 and passed the Florida State Bar in September 2000.

While pursuing his undergraduate degree, Moore interned at Allstate in September 1995. He worked as an Accountant. In September 1996, he continued to intern, this time at Electronic Data Systems as a Financial Analyst, before taking a full time position at Techmatrix. In this position he worked as a sub-contracted employee to the U.S. Navy as a Financial Analyst. Moore held this position from 1996 to 1997 until he entered law school. Prior to his graduation from law school, Moore held several Law Clerk positions, the first for Florida A&M University in the General Counsel's Office. He held this position from 1998 till 1999. In this capacity, he researched legal issues related to the university and drafted legal memoranda and contracts on the university's behalf. Also in 1999, he held a Summer Associate position with Stroock and Stroock. By late 1999, Moore moved on to a position at Steel Hector and Davis, where he was responsible for legal research and analyzing various legal issues regarding Bankruptcy, Real Estate, and Corporate Law. After graduation, he held an externship at the U.S. Bankruptcy Court-Northern District of Florida for the Honorable Judge Lewis M. Killian. He then moved to California to serve as a Law Clerk for the Honorable Judge Erithe Smith, in the U.S. Bankruptcy Court-Central District of California, Los Angeles, and currently holds this position.

CONTRACTS,  COMPENSATION  AND  STOCK:  None

CRIMINAL  HISTORY:  None

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE
------------------------------------------------------------
Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Directors and Executive Officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, Directors and greater than ten-percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2000, its officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements.

ITEM  10.  EXECUTIVE  COMPENSATION
----------------------------------

SUMMARY  COMPENSATION  TABLE

                                         ANNUAL
                                       COMPENSATION
                                 -------------------------    ALL OTHER
NAME AND PRINCIPAL                  SALARY        BONUS      COMPENSATION
     POSITION              YEAR      ($)           ($)           ($)
-------------------------  ----  ------------  -----------  --------------

    Anthony Miller*        2000  $ 100,000.00  $ 50,000.00  $          0.0
President/ Chairman of
        Board




*Footnote: Although Mr. Miller's contract states his annual salary of one hundred thousand ($100,000.00) dollars; during this fiscal year he was only paid thirty one thousand ($ 31,000.00) dollars. Since the company is in its developmental stages, the company could not sustain his salary at this time. The contract is not accruing and Mr. Miller is not owned any money by the company.

STOCK  OPTIONS  GRANTED  IN  LAST  FISCAL  YEAR
-----------------------------------------------
The Board of Directors were each issued option bonuses upon appointment of their term. The Board was also issued options upon the completion of marketing research and the development of a marketing plan for the E- Snitch device.
Options were also issued to companies and individuals that assisted in the development and creation of new products and services.

Name                          Option                     Terms
-----------------------  ----------------   ----------------------------------
Leah M. Cunningham         250,000 at .10   to be exercised within five years,
  Secretary/ Director                            granted June 30, 2000

   Thomas Hobson           250,000 at .10   to be exercised within five years
      Director                                   granted June 30, 2000

  Anthony Miller           250,000 at .10   to be exercised within five years
     Director                                    granted June 30, 2000

Leah M. Cunningham         500,000 at .01   to be exercised within five years
Secretary/ Director                              granted August 2, 2000

  Thomas Hobson            500,000 at .01   to be exercised within five years
     Director                                    granted August 2, 2000

  Anthony Miller           500,000 at .01   to be exercised within five years
      Director                                   granted August 2, 2000

Heavyweight Technology   3,000,000 at .10   to be exercised within five years
   Product Creation                              granted October 24,2000

     Thomas Meeks        2,000,000 at .10   to be exercised with in five years
  Product Development                            granted October 24, 2000

 Heavyweight Technology    500,000 at .10   to be exercised with in five years
   Product Creation                             granted November 3, 2000

COMPENSATION  OF  DIRECTORS
---------------------------
All principal officers named above are also Directors of the Company. Compensation for each meeting attended has been set at five hundred ($500) dollars. Total compensation to each Director this year was three thousand five hundred ($3,500) dollars.


EMPLOYMENT  AGREEMENTS
----------------------
There are a total of five executives that are under contract for the fiscal year of 2000. Thomas Hobson is under a Consulting and Professional Services Agreement for a period of three years, which will expire on June 30, 2003. His responsibilities would include all tasks and services requested by the Company, above and beyond the duties performed as a director, during the term of this agreement. Compensation is to include a $20,000 retainer per year and an annual performance bonus of $10,000. Hobson is also to receive expenses for all travel done on the company's behalf. Either party at anytime for just cause can terminate this agreement.

Leah M. Cunningham, Chief Administrative Officer, has an agreement for a period of five years, which will expire on March 21, 2005. Compensation consists of an annual base salary of $50,000, plus an annual performance bonus of no more then 100% of her annual salary. Her responsibilities include all day-to-day office and company operations. Either party at anytime for just cause can terminate this agreement.

Anthony Miller is under contract to serve as the company's President and Chairman of the Board for a period of five years, which will expire on March 21, 2005. Compensation consists of an annual base salary of $100,000, plus an annual bonus not to exceed 120% of his annual compensation. His responsibilities include directing all business operations. Either party at anytime for just cause can terminate this agreement.

Randolph Morris, Assistant Director of Research and Development, has a one-year agreement. This agreement will expire on March 21, 2001. Mr. Morris receives an annual salary of $24,000, plus an annual bonus of $10,000. His duties are to oversee the operations of the Research and Development office and project management of new and existing products. Either party at anytime for just cause can terminate this agreement.

Nisha Kapoor, Director of Public and Investor Relations, is under a one-year agreement, which began on June 24, 2000. Ms. Kapoor receives an annual compensation of $30,000, plus an annual performance bonus of $10,000. Her duty is to be the spokesperson for the company and handle all investor related issues. Either party at anytime for just cause can terminate this agreement.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT
--------------------------------------------------------------------------------
The following table sets forth certain information as of December 31, 2000, with respect to the beneficial ownership of the Company's Common Stock by: (i) all persons known by the Company to be beneficial owners of more than 5% of the
                                                             ------------
Company's  Common  Stock,  (ii)  each  director and Named Executive Officer, and
(iii)  by  all  executive  officers  and  directors  as  a  group.

                                  Shares Beneficially  Percentage of Shares
                                  -------------------  --------------------
            Name and Address             Owned             Outstanding
--------------------------------         -----             -----------

  Leah M. Cunningham,                         175,000                  .003%
      Secretary
  22763 Aqueduct Way,
Moreno Valley, CA 92553

Thomas Hobson, Director                       284,942                  .005%
   1465 Ukiah Way
   Upland CA 91786

 Anthony Miller, President                    260,017                  .005
25809 D Business Center Dr
   Redlands, CA 92374

 GMG Investment Group                       3,900,000                  .070%
897 Via Lata Dr Suite M,
   Colton, CA 92324

    Gregory D. Evans                          807,200                  .020%
897 Via Lata Dr Suite M
    Colton, CA 92324

Total ownership by our officers             1,602,159                  .045%
and directors (four individuals)

--------------------------------------------------------------------------------

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
-------------------------------------------------------------
There were no actual or proposed transactions that occurred over the past two years, to which any person related to the issuer had or is to have a direct or indirect material interest as set forth in item 404 of Regulation S-B of the Securities and Exchange Act of 1933.


                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
                    -----------------------------------------


EXHIBIT  I:  COMPANY  CLARIFICATIONS
------------------------------------
CGN Community Banking, currently known as Cyber Group ATM Card, is a division of the Cyber Group Network Corporation. James Stern, the Founder and President of the Community Banking Program, is not affiliated with the Cyber Group Network and was paid for his marketing and business model.

The Company announced on February 21, 2001 that the first of 1000 Beta Units began shipping, however, the Global System for Mobile Communication, the system that supports the wireless component of E-Snitch, was not fully developed to fulfill the wireless needs of the E-Snitch design. Due to this fact, shipping has been postponed until further development of this system is complete.

EXHIBIT  II:  FORM  8-K
-----------------------
RESIGNATION  OF  REGISTRANT'S  DIRECTORS  AND  OFFICER
------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 8-K

                                 CURRENT REPORT

           Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934



                                 April 28, 2001
                Date of Report (Date of earliest event reported)



                       The Cyber Group Network Corporation
               (Exact name of Registrant as specified in charter)


             Nevada                 000-28153                 33-0901534
     State  or  other            Commission  File           I.R.S. Employer
jurisdiction of incorporation         Number                 Identification



     720 E. Carnegie Drive, Suite 200, San Bernardino, CA       92408
           (Address  of  principal  executive  offices)       (Zip  Code)



               Registrant's telephone number, including area code:
                                 (909) 890-9769

ITEM  6.  RESIGNATION  OF  REGISTRANT'S  DIRECTORS  AND  OFFICER

          On May 8, 2001, Nisha Kapoor tendered his resignation from her position as President and Board of Directors, to be effective as of April 28, 2001. Ms. Kapoor sites professional and personal reasons for her resignation in her letter. She did not site any disagreements with the Company on any matter relating to the Company's operations, policies or practices.


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:     May 18, 2001


                       THE CYBER GROUP NETWORK CORPORATION


                         By:  /s/  Leah  M.  Cunningham
                            -----------------------------------
                            Leah M. Cunningham, Secretary/ Director



                                  EXHIBIT INDEX

                               Exhibit Description

                          Letter of Resignation  (see below)

May  8,  2001

The  Cyber  Group  Network  Corporation
897  Via  Lata  Drive Suite M                    720 E. Carnegie Drive Suite 200
Colton,  CA  92324                               San  Bernardino,  CA  92408
Attn:  Board  Of  Directors/  Officers;
Thomas  Hobson,  Chairman,  Board  of  Director
Gregory D. Evans, Chief Executive Officers/ Director
Leah  Cunningham,  Controller/Director
John  Moore,  Director
John  Lejay,  Director
Fax:  (909)  890-5849


                         RE: RESIGNATION OF NISHA KAPOOR

Per my conversation today, Monday, May 8, 2001 at 7:30 am with The Cyber Group's controller/director Ms. Leah Cunningham, it was stated to Ms. Cunningham that I, Nisha Kapoor, have officially resigned from my position as President and Board of Director effective April 28, 2001.

The Board of Directors officially appointed me President on January 17, 2001 and as member of the Board on February 28, 2001. However, I have decided to resign from both positions due to both professional and personal reasons. Therefore, I am no longer affiliated in any manner with The Cyber Group Network Corporation.


Thank  You.


Sincerely,


By  /s/:  Nisha  Kapoor

INDEX  TO  EXHIBITS


Exhibit             Name  and/or  Identification  of  Exhibit
-------             -----------------------------------------
Number
------

      3   Articles of Incorporation & By-Laws
          (a)  Articles of Incorporation of the     Rendered as Previously Filed
               Company filed October 29, 1999       ----------------------------
          (b)  By-Laws  of  the Company adopted
               November  1,  1999                   Rendered as Previously Filed
                                                    ----------------------------
      10  Material  Contracts
                If Applicable

--------------------------------------------------------------------------------



                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


THE  CYBER  GROUP  NETWORK  CORPORATION


Date:  May  20,  2001
       --------------



                                            By: ______________________________
                                                    Gregory  D.  Evans
                                                Chief  Executive  Officer