Form 10QSB
period 2001-03-31
CYBER GROUP NETWORK CORP
filed 2001-05-22
CIK 1076939

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2001

                                       Or

         [ ]  TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________

                             Commission File Number:

                       The Cyber Group Network Corporation
             (Exact name of registrant as specified in its charter)

                   Nevada                          33-0901534
     (State or other jurisdiction of        (I.R.S. Employer Identification
               incorporation or organization)                 No.)

          720 E. Carnegie Dr Suite 200 San Bernardino, CA         92408
           (Address  of  principal  executive  offices)         (Zip Code)

                                 (909) 890-9769
              (Registrant's telephone number, including area code)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 53,639,411

                                 THE CYBER GROUP
                               NETWORK CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                        CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 2000 AND
                           FOR THE THREE MONTHS ENDED
                           MARCH 31, 2001 (UNAUDITED)

                                             THE CYBER GROUP NETWORK CORPORATION
                                                                  AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                                                        CONTENTS
                                DECEMBER 31, 2000 AND MARCH 31, 2001 (UNAUDITED)

================================================================================

                                               Page
CONSOLIDATED FINANCIAL STATEMENTS

  Consolidated Balance Sheets                  1 - 2

  Consolidated Statements of Operations          3

  Consolidated Statements of Cash Flows        4 - 5

  Notes to Consolidated Financial Statements  6 - 10

                                             THE CYBER GROUP NETWORK CORPORATION
                                                                  AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                                     CONSOLIDATED BALANCE SHEETS
                                DECEMBER 31, 2000 AND MARCH 31, 2001 (UNAUDITED)

================================================================================

                             ASSETS

                                   March 31,   December 31,
                                     2001         2000
                                  ----------  -------------
                                  (unaudited)
CURRENT ASSETS
  Cash                            $    7,795  $      48,549
  Accounts receivable                  1,640          1,640
  Receivable from related party        9,250          9,250
  Receivable from officer             24,217              -
                                  ----------  -------------

      Total current assets            42,902         59,439

PROPERTY AND EQUIPMENT, net           90,724         94,685
LICENSE RIGHTS, net                   63,219         68,056
DEPOSIT                                2,776          2,776
                                  ----------  -------------

          TOTAL ASSETS            $  199,621  $     224,956
                                  ==========  =============


   The accompanying notes are an integral part of these financial statements.

                                                   THE CYBER GROUP NETWORK CORPORATION
                                                                        AND SUBSIDIARY
                                                         (DEVELOPMENT STAGE COMPANIES)
                                                           CONSOLIDATED BALANCE SHEETS
                                      DECEMBER 31, 2000 AND MARCH 31, 2001 (UNAUDITED)

======================================================================================

                         LIABILITIES AND SHAREHOLDERS' DEFICIT


                                                            March 31,     December 31,
                                                              2001           2000
                                                          ------------  --------------
                                                           (unaudited)
CURRENT LIABILITIES
  Accounts payable                                        $   208,009   $     176,181
  Accrued expenses                                             33,538           9,722
  Payable to related party                                     52,210          52,210
  Payable to officer                                                -          13,994
                                                          ------------  --------------

    Total current liabilities                                 293,757         252,107

CONVERTIBLE REDEEMABLE DEBENTURES                                   -         169,415
                                                          ------------  --------------

      Total liabilities                                       293,757         421,522
                                                          ------------  --------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
  Preferred stock, $0.001 par value
    20,000,000 shares authorized
    2,000,000 (unaudited) and 0 shares issued and
      outstanding                                               2,000               -
  Common stock, $0.001 par value
    100,000,000 shares authorized
    52,988,144 (unaudited) and 38,913,077 shares issued
      and outstanding                                          52,988          38,913
  Additional paid-in capital                                5,639,746       4,274,233
  Deficit accumulated during the development stage         (5,788,870)     (4,509,712)
                                                          ------------  --------------

        Total shareholders' deficit                           (94,136)       (196,566)
                                                          ------------  --------------

          TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT     $   199,621   $     224,956
                                                          ============  ==============


   The accompanying notes are an integral part of these financial statements.

                                             THE CYBER GROUP NETWORK CORPORATION
                                                                  AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS ENDED MARCH 31, 2001 (UNAUDITED) AND
    FOR THE PERIOD FROM MARCH 21, 2000 (INCEPTION) TO MARCH 31, 2001 (UNAUDITED)

================================================================================

                                                                   For the
                                                                  Period from
                                                    For the         March 21,
                                                     Three            2000
                                                     Months     (Inception) to
                                                    March 31,       March 31,
                                                      2001            2001
                                                ----------------  ------------
                                                  (unaudited)     (unaudited)
REVENUE                                         $             -   $     6,141

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES           998,792     4,060,309
                                                ----------------  ------------

LOSS FROM OPERATIONS                                   (998,792)   (4,054,168)
                                                ----------------  ------------

OTHER EXPENSE
  Impairment of goodwill                                      -      (295,000)
  Interest expense                                     (280,366)   (1,439,702)
                                                ----------------  ------------

    Total other expense                                (280,366)   (1,734,702)
                                                ----------------  ------------

NET LOSS                                        $    (1,279,158)  $(5,788,870)
                                                ================  ============

BASIC AND DILUTED LOSS PER SHARE                $         (0.03)  $     (0.19)
                                                ================  ============

WEIGHTED-AVERAGE SHARES USED TO COMPUTE
  BASIC AND DILUTED LOSS PER SHARE                   48,028,949    30,928,409
                                                ================  ============


   The accompanying notes are an integral part of these financial statements.

                                                     THE CYBER GROUP NETWORK CORPORATION
                                                                          AND SUBSIDIARY
                                                           (DEVELOPMENT STAGE COMPANIES)
                                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE THREE MONTHS ENDED MARCH 31, 2001 (UNAUDITED) AND
            FOR THE PERIOD FROM MARCH 21, 2000 (INCEPTION) TO MARCH 31, 2001 (UNAUDITED)

========================================================================================

                                                                             For the
                                                                            Period from
                                                              For the         March 21,
                                                               Three            2000
                                                               Months     (Inception) to
                                                              March 31,       March 31,
                                                                2001            2001
                                                          ----------------  ------------
                                                            (unaudited)     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                $    (1,279,158)  $(5,788,870)
  Adjustments to reconcile net loss to net cash
    used in operating activities
      Depreciation and amortization                                12,639        35,010
      Amortization of discount on
      convertible redeemable debentures                            59,429        87,535
      Interest from beneficial conversion feature                 218,922     1,151,213
      Issuance of preferred stock for services rendered           213,250       213,250
      Issuance of common stock for services rendered              345,571     1,623,771
      Issuance of common stock as compensation                          -       243,455
      Issuance of common stock as donations                             -        29,950
      Issuance of stock options for services rendered                   -       220,000
      Issuance of stock options as compensation                         -       237,750
      Issuance of stock as interest expense                             -       100,000
      Increase in
        Accounts receivable                                             -        (1,640)
        Receivable from related party                                   -        (9,250)
        Receivable from officer                                   (24,217)      (24,217)
        Deposit                                                         -        (2,776)
        Other assets                                                 (995)         (995)
      Increase (decrease) in
        Accounts payable and accrued expenses                      55,644       241,547
        Payable to related party                                        -        52,210
        Payable to officer                                        (13,994)            -
                                                          ----------------  ------------

          Net cash used in operating activities                  (412,909)   (1,592,057)
                                                          ----------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                               (2,846)     (117,958)
  Purchase of license rights                                            -       (70,000)
                                                          ----------------  ------------

          Net cash used in investing activities                    (2,846)     (187,958)
                                                          ----------------  ------------


   The accompanying notes are an integral part of these financial statements.

                                               THE CYBER GROUP NETWORK CORPORATION
                                                                    AND SUBSIDIARY
                                                     (DEVELOPMENT STAGE COMPANIES)
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE THREE MONTHS ENDED MARCH 31, 2001 (UNAUDITED) AND
      FOR THE PERIOD FROM MARCH 21, 2000 (INCEPTION) TO MARCH 31, 2001 (UNAUDITED)

==================================================================================

                                                                         For the
                                                                       Period from
                                                          For the        March 21,
                                                           Three           2000
                                                           Months     (Inception) to
                                                          March 31,      March 31,
                                                            2001           2001
                                                      ----------------  ----------
                                                        (unaudited)     (unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of convertible debt          $       375,001   $1,787,810
                                                      ----------------  ----------

          Net cash provided by financing activities           375,001    1,787,810
                                                      ----------------  ----------

            Net increase (decrease) in cash                   (40,754)       7,795

CASH, BEGINNING OF PERIOD                                      48,549            -
                                                      ----------------  ----------

CASH, END OF PERIOD                                   $         7,795   $    7,795
                                                      ================  ==========


   The accompanying notes are an integral part of these financial statements.

                                             THE CYBER GROUP NETWORK CORPORATION
                                                                  AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000 AND MARCH 31, 2001 (UNAUDITED)

================================================================================

NOTE  1  -  BUSINESS  ACTIVITY

     The Cyber Group Network Corporation and subsidiary (collectively, the "Company"), development stage enterprises, operate as a developer of computer security technology, Internet access devices, and other Internet and communication investments.

     The Company was originally incorporated on September 24, 1998 as Hollywood Entertainment Network, Inc. ("Hollywood"), a Nevada corporation. On March 21, 2000, The Cyber Group Network Corporation ("OLD Cyber") was incorporated in the state of California. On May 23, 2000, OLD Cyber entered into a share purchase agreement and purchased 9,900,000 shares (approximately 89% of the outstanding shares) of Hollywood's common stock for $295,000. Simultaneously, Hollywood and OLD Cyber merged, and Hollywood changed its name to The Cyber Group Network Corporation. In addition, on May 23, 2000, immediately prior to the purchase transaction, the Board of Directors of Hollywood approved the disposition of the movie rights to a shareholder of Hollywood. Therefore, at the time of the transaction, Hollywood had minimal assets and liabilities. Accordingly, no pro forma disclosures have been made. As the core business of the Company has changed subsequent to the purchase transaction, the entire amount recorded as goodwill of $295,000 has been written off. This transaction has been recorded as a purchase transaction, which is similar to a reverse merger, whereby the Company's equity section is retroactively restated to reflect the capital structure of Hollywood (a recapitalization).

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

     Going  Concern  Issues
     ----------------------
     The Company has received a report on its financial statements for the period from March 31, 2000 (Inception) to December 31, 2000 from its independent auditors that includes an explanatory paragraph describing the Company's uncertainty to continue as a going concern. These financial statements contemplate the ability to continue as such and do not include any adjustments that might result from this uncertainty.

                                             THE CYBER GROUP NETWORK CORPORATION
                                                                  AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000 AND MARCH 31, 2001 (UNAUDITED)

================================================================================

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

     Development  Stage  Enterprise
     ------------------------------
     The Company is a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is devoting all of its present efforts to its formation and to fundraising and to search for a suitable operating business, and its planned principal operations have not yet commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

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

     Basic  and  Diluted  Loss  per  Share
     -------------------------------------
     For the period from March 21, 2000 (inception) to December 31, 2000, the Company adopted SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the periods presented, the Company incurred net losses; therefore, basic and diluted loss per share are the same.

                                             THE CYBER GROUP NETWORK CORPORATION
                                                                  AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000 AND MARCH 31, 2001 (UNAUDITED)

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


NOTE  3  -  LICENSE  RIGHTS

     On November 30, 2000, the Company entered into a Technology Transfer Agreement related to the E-Snitch Device, whereby the Company was granted the license to use the proprietary technology in the manufacture and sale of the E-Snitch Device. Costs totaling $137,000 for the development of a prototype used for demonstration purposes have been expensed as research and development.

     On November 30, 2000, the Company entered into a license agreement related to the Community Banking Program (the "Program"), whereby the Company acquired the right, in perpetuity, for $70,000, to implement, use, and modify the Program to engage in the business of promotion, advertising, merchandising, and the distribution of debit cards used in banking transactions. In accordance with this agreement, the sellers retain the right to use the Program. The Company is amortizing these rights over three years. As of March 31, 2001, accumulated amortization totaled $7,776 (unaudited).


NOTE  4  -  COMMITMENTS  AND  CONTINGENCIES

     Consulting  Agreement
     ---------------------
     On March 30, 2001, the Company entered into a consulting agreement in the amount of $35,000 (unaudited) for research and development services to be rendered subsequent to March 31, 2001.

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

                                             THE CYBER GROUP NETWORK CORPORATION
                                                                  AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000 AND MARCH 31, 2001 (UNAUDITED)

================================================================================

NOTE  5  -  SHAREHOLDERS'  EQUITY

     During the period from March 21, 2000 (inception) to December 31, 2000 and three months ended March 31, 2001, the Company issued 9,127,783 and 4,214,285 shares (unaudited) of common stock for services rendered. In connection to these issuances, the Company recorded compensation expense in the amount of $1,278,200 and $345,571 (unaudited).

     During the period from March 21, 2000 (inception) to December 31, 2000 and three months ended March 31, 2001, the Company converted $ 1,271,500 and $603,845 (unaudited) of its Series A and Series SPA Subordinated Convertible Redeemable Debentures into 15,818,663 and 9,860,782 (unaudited) common shares. Related to this issuance, the Company recorded interest expense totaling $832,540 and $218,922 (unaudited) related to the beneficial conversion feature of the debentures.

     During the three months ended March 31, 2001, the Company issued 2,000,000 shares (unaudited) of preferred stock to a company owned by the Chief Executive Officer for services rendered. No rights or privileges have been assigned to the preferred stock. In relation to this transaction, the Company recorded consulting expense of $213,250 (unaudited).

     On January 2, 2001, the Company issued options to an employee to purchase 250,000 shares (unaudited) of common stock at an exercise price of $0.10 (unaudited) per share.


NOTE  6  -  RELATED  PARTY  TRANSACTIONS

     During the period from March 21, 2000 (inception) to December 31, 2000 and the three months ended March 31, 2001, the Company made certain advances to and had loans from the Chief Executive Officer of the Company. As of December 31, 2000, total net loans from the Chief Executive Officer totaled $13,994. As of March 31, 2001, total net loans to the Chief Executive Officer totaled $24,217 (unaudited).

     As of December 31, 2000 and March 31, 2001, the Company had a loan payable to a related party totaling $52,210 and $52,210 (unaudited), respectively, and an advance to a related party totaling $9,250 and $9,250 (unaudited), respectively.


NOTE  7  -  SUBSEQUENT  EVENTS

     Subsequent to March 31, 2001, the Company issued 3,700,000 common shares (unaudited) for $15,000 (unaudited) of legal services rendered as of March 31, 2001 and $207,000 (unaudited) of legal services to be rendered subsequent to March 31, 2001.

                                             THE CYBER GROUP NETWORK CORPORATION
                                                                  AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000 AND MARCH 31, 2001 (UNAUDITED)

================================================================================

NOTE  7  -  SUBSEQUENT  EVENTS  (CONTINUED)

     Subsequent to March 31, 2001, the Company issued 2,000,000 common shares (unaudited) to the Chief Executive Officer for services relating to the E-Snitch Device.

     Subsequent to March 31, 2001, the Company issued 66,667 common shares (unaudited) for $4,000 (unaudited) of investor relation services.

              ITEM 2. MANAGEMENT'S DISCUSSION AND PLAN OF OPERATION

FORWARD  LOOKING  STATEMENTS

Some of the statements contained in this Form 10-QSB that are not historical facts are "forward-looking statements". They can be identified by the use of terminology such as "estimates," "project," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

GENERAL

The Cyber Group Network Corporation ("CGPN" or the "Company"), a Nevada corporation, incorporated on September 24, 1998. The Company is technology based with an emphasis on patented public Internet devices, acquisitions, and development of new computer security devices, banking, and personal security products. This phase of the Company's operations began with the acquisition of the previous company's ownership, which occurred on May 23, 2000.

Our mission at CGPN is to develop, create and a diverse portfolio of new computer security products and services that will protect the everyday user.

RESULTS  OF  OPERATIONS

     The Company is a developmental stage company that, to this date, has generated minimal revenue. During the first quarter of operations, CGPN focused on the ongoing development of the Electronic Snitching Device (E-Snitch) to bring it to market by year-end 2001. The Company has developed the business model and has made the appropriate contacts to build alliances that will bring E-Snitch to the forefront of the computer security industry. The Company has also developed several new personal security product lines that will be launched during 2001. Global Technology Publishing, a division of CGPN, currently is marketing Memoirs of a Hi-Tech Hustler, the fictional novel of a high tech criminal and how he committed his crimes. The Cyber Crime Corporation website, one of the largest sources of computer security information on the World Wide Web, has been remodeled for easier navigation by our users. CGPN has developed the business model for The Cyber Group ATM card and has finalized the contracts with the card manufacturer.

     For the fiscal quarter ended March 31, 2001, we recorded an operating loss of $998,792. This loss is largely due to payroll and other operating expenses. During the quarter, we recorded a total of $280,366 in interest expense mostly related to the beneficial conversion feature of the convertible debt issued. Capital expenditures amounted to $2,846, which included purchases of computer equipment and software. Loss of operation is expected to continue through fiscal 2001. Profitability is not assured nor is a stream of revenue that can be generated and sustained in the future.

FUTURE  BUSINESS

     CGPN has a number of new products that have been under development and are ready to be launched in the coming months. CGPN is set to launch its new line of personal security products in June 2001. These products enable the user to have a heightened sense of security in their home or business. Several new security related software programs are in anti-virus testing stage prior to their release to the public. CGPN will launch its ATM card geared to the un-banked and those on public assistance. This card will allow its users to have all the advantages that come with a traditional bank account. Cyber Crime Corporation will have additional features that will educate its users on up to the minute high tech crimes that affect small and large businesses. These features will include computer penetration tests, computer forensics, and network vulnerability testing. In addition, CGPN has expanded its' service offering to include website development.

CAPITAL  RESOURCES  AND  LIQUIDITY

     At the fiscal quarter ended March 31, 2001, we had current assets of $42,902 and total assets of $199,621. These assets consist of cash in the amount of $7,795, property and equipment in the amount of $90,724, net software licenses in the amount of $63,219 and deposits of $2,776. On December 7, 2000 through the merger of CGN Acquisitions Corporation and the Company, the Company issued convertible redeemable debentures that were convertible into common stock pursuant to Regulation D Rule 504. During the quarter ended March 31, 2001, $603, 845 was converted into 9,860,782 shares of common stock.

CASH  REQUIREMENTS  AND  ADDITIONAL  FUNDING

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

     Without raising additional capital, the Company may not be able to acquire additional companies that may enhance the growth of the Company. Furthermore, development of additional technologies could suffer due to the lack of capital subject to the limited available cash flow. There can be no assurance the Company will be able to raise additional funds in sufficient amounts to allow the Company to successfully implement its present business strategy or acquisitions or the development of its existing products.


FORWARD-LOOKING  STATEMENTS

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

         Operating results for the quarter ending March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated statements and footnotes included in our annual report on Form 10-KSB for the period from March 21, 2000 (inception) to December 31, 2000.


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

23   Consent  of  Experts  and  Counsel

Consents  of  independent  public  accountants

27   Financial  Data  Schedule

Financial  Data  Schedule  of  ALD  Services,  Inc.  ending  March  31,  2001

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The  Cyber  Group  Network  Corporation
            (Registrant)


Date:  May  21,  2001

By:/s/  Gregory  D.  Evans
Chief  Executive  Officer