Form 10QSB
period 2001-06-30
CYBER GROUP NETWORK CORP
filed 2001-08-17
CIK 1076939

United States
                       Securities And Exchange Commission
                             Washington, D.C. 20549
                                   FORM 10-QSB

                                   (Mark One)

     [X]  Quarterly Report Pursuant To Section 13 Or 15 (d) Of The Securities
                              Exchange Act Of 1934
                  For the quarterly period ended: June 30, 2001

                                       Or

     [ ]  Transition Report Pursuant To Section 13 Or 15 (d) Of The Securities
                              Exchange Act Of 1934

          For the transition period from ____________ to _____________



                             Commission File Number:


                       The Cyber Group Network Corporation
             (Exact name of registrant as specified in its charter)


            Nevada                                            33-0901534
(State or other jurisdiction of                           (I.R.S. Employer
incorporation of origination)                           Identification Number)



720 E. Carnegie Dr Suite 200 San Bernardino, CA                 92408
  (Address of principal executive offices)                    (Zip code)


                                 (909) 890-9769
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes {x}   No { }


          APPLICABLE ONLY TO ISSUERS INVLOVED IN BANKRUPTCY PROCEEDINGS
                                     DURING
                            THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                 Yes { }  No { }



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date: 86,853,144

                      THE CYBER GROUP NETWORK CORPORATION
                                  AND SUBSIDARY
                          (DEVELOPMENT STAGE COMPANIES)
                        CONSOLIDATED FINANCIAL STATEMENTS
                       AS OF JUNE 30, 2001(UNAUDITED) AND
                        DECEMBER 31, 2000 FOR THE THREE
                              AND SIX MONTHS ENDED
                       JUNE 30, 2001 AND 2000 (UNAUDITED)




                                             THE CYBER GROUP NETWORK CORPORATION
                                                                  AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                                                        CONTENTS
                                (DECEMBER 31, 2000 AND JUNE 30, 2001 (UNAUDITED)
================================================================================

CONSOLIDATED FINANCIAL STATEMENTS                              Page

Consolidated Balance Sheets                                    3 - 4

Consolidated Statements of Operations                          5

Consolidated Statements of Cash Flows                          6 - 7

Notes to Consolidated Financial Statements                     8 - 10

                                 THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
                                                      (DEVELOPMENT STAGE COMPANIES)
                                                        CONSOLIDATED BALANCE SHEETS
                                    DECEMBER 31, 2000 AND JUNE 30, 2001 (UNAUDITED)


                                                          JUNE 30,    DECEMBER 31,
                                                            2001          2000
                                                         -----------  -------------
                           ASSETS                        (unaudited)
CURRENT ASSETS
  CASH                                                       23,083         48,549
                                                              1,640
  ACCOUNTS RECEIVABLE                                       177,700          1,640

  PREPAID EXPENSES
  INVENTORY                                                   1,670              -
  RECEIVABLE FROM RELATED PARTY                               9,250          9,250
  RECEIVABLE FROM OFFICER                                    24,217              -
                                                         -----------  -------------
    TOTAL CURRENT ASSETS                                    237,560         59,439


PROPERTY AND EQUIPMENT, NET                                  86,557         94,685
LICENSE RIGHTS, NET                                          56,391         68,056
DEPOSIT                                                       2,776          2,776
                                                         -----------  -------------
      TOTAL ASSETS                                          383,284        224,956
                                                         ===========  =============

            LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
  ACCOUNTS PAYABLE                                          269,650        176,181
  ACCRUED EXPENSES                                           77,535          9,722
  LOAN PAYABLE                                              163,500              -
  PAYABLE TO RELATED PARTY                                   52,210         52,210
  PAYABLE TO OFFICER                                              -         13,994
                                                         -----------  -------------
    TOTAL CURRENT LIABILITIES                               562,895        252,107

CONVERTIBLE REDEEMABLE DEBENTURES                                 -        169,415

                                                         -----------  -------------
      TOTAL LIABILITIES                                     562,895        421,522
                                                         -----------  -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT


  PREFERRED STOCK, $0.001 PAR VALUE
      20,000,000 SHARES AUTHORIZED
      2,000,000 (UNAUDITED) AND 0 SHARES ISSUED AND
      OUTSTANDING                                             2,000              -
  COMMON STOCK, $0.001 PAR VALUE
      500,000,000 SHARES AUTHORIZED
      86,853,144 (UNAUDITED) AND 38,913,077 SHARES ISSUED
      AND OUTSTANDING                                        86,853         38,913

  DEFERRED COMPENSATION                                    (198,299)             -
  ADDITIONAL PAID-IN CAPITAL                              7,383,868      4,274,233
  DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE           (7,454,033)    (4,509,712)

                                                         -----------  -------------
      TOTAL SHAREHOLDERS' DEFICIT                          (179,611)      (196,566)
                                                         -----------  -------------

      TOTAL LIABILITIES AND SAREHOLDER'S DEFICIT            383,284        224,956
                                                         ===========  =============

THE CYBER GROUP NETWORK CORPORATION AND
SUBSIDIARY
(DEVELOPMENT STAGE COMPANIES)
CONSOLIDATED STATEMENTS OF
OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000 (UNAUDITED)
AND
FOR THE PERIOD FROM MARCH 21, 2000 (INCEPTION) TO JUNE 30, 2001
(UNAUDITED)


                                         FOR THE         FOR THE         FOR THE          FOR THE         MARCH 21,
                                           THREE          THREE            SIX             SIX             2000
                                       MONTHS ENDED    MONTHS ENDED    MONTHS ENDED    MONTHS ENDED    (INCEPTION) TO
                                         JUNE 30,        JUNE 30,        JUNE 30,        JUNE 30,         JUNE 30,
                                           2001            2000            2001            2000             2001
                                      --------------  --------------  --------------  ---------------  ---------------
REVENUE                                     112,276               -         112,276                -          118,417

SELLING, GENERAL, AND ADMINISTRATIVE     (1,774,905)       (101,978)     (2,773,756)        (101,978)      (5,835,273)
                                      --------------                                                   ---------------
LOSS FROM OPERATIONS                     (1,662,629)       (101,978)     (2,661,480)        (101,978)      (5,716,856)
                                      --------------  --------------  --------------  ---------------  ---------------
OTHER EXPENSE
      IMPAIRMENT OF GOODWILL                      -               -               -                -         (295,000)
      INTEREST EXPENSE                       (2,534)              -        (282,841)               -       (1,442,177)
                                      --------------  --------------  --------------  ---------------  ---------------
       TOTAL OTHER EXPENSE                   (2,534)              -        (282,481)               -       (2,080,607)
                                      --------------  --------------  --------------  ---------------  ---------------

NET LOSS                                 (1,665,163)       (101,978)     (2,944,321)        (101,978)      (7,454,033)
                                      ==============  ==============  ==============  ---------------  ===============

BASIC AND DILUTED LOSS PER SHARE              (0.03)          (0.01)          (0.05)           (0.01)           (0.20)
WEIGHTED - AVERAGE SHARES USED TO     ==============  ==============  ==============  ===============  ===============
COMPUTE

BASIC AND DILUTED LOSS PER SHARE         66,069,811      11,139,551      57,214,042       11,139,551       36,903,346
                                      ==============  ==============  ==============  ===============  ===============

THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
(DEVELOPMENT  STAGE  COMPANIES)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000 (UNAUDITED) AND
FOR THE PERIOD FORM MARCH 21, 2000 (INCEPTION) TO JUNE 30, 2001 (UNAUDITED)


                                                                                                FOR THE
                                                                                                 PERIOD
                                                                      FOR THE      FOR THE       FROM
                                                                        SIX         SIX         MARCH 21,
                                                                       MONTHS      MONTHS         2000
                                                                       ENDED        ENDED    (INCEPTION) TO
                                                                      JUNE 30,    JUNE 30,      JUNE 30,
                                                                        2001        2000          2001
                                                                     -----------  ---------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
  NET LOSS                                                           (2,944,321)  (436,531)      (7,454,033)

  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH

    USED IN OPERATIONS

      DEPRECIATION AND AMORTIZATION                                      25,689      3,780           48,060

      AMORTIZATION OF DISCOUNT ON CONVERTIBLE
      REDEEMABLE DEBENTURES                                              59,429          -           87,535

      INTEREST FROM BENEFICIAL CONVERSION FEATURE                       218,250    274,000        1,151,213

      ISSUANCES OF PREFERRED STOCK FOR SERVICES RENDERED                213,250          -          213,250

      ISSUANCE OF COMMON STOCK FOR SERVICES RENDERED                  1,896,931    423,700        1,581,310

      ISSUANCE OF COMMON STOCK AS COMPENSATION                                -          -        1,623,771

      ISSUANCE OF COMMON STOCK AS DONATIONS                                   -          -          243,455

      ISSUANCE OF STOCK OPTIONS FOR SERVICES RENDERED                    28,327          -          248,327

      ISSUANCE OF STOCK OPTIONS FOR AS COMPENSATION                           -          -          237,750

      ISSUANCE OF STOCK AS INTEREST EXPENSE                                   -          -          100,000

      INCREASE IN                                                                        -                0

        ACCOUNTS RECEIVABLE                                                   -          -           (1,640)

        RECEIVABLE FROM RELATED PARTY                                         -          -           (9,250)

        RECEIVABLE FROM OFFICER                                         (24,217)         -          (24,217)

        DEPOSIT                                                        (177,700)         -         (177,700)

        PREPAID EXPENSE
        INVENTORY                                                        (1,670)                     (1,670)

        OTHER ASSETS                                                        995                         995

      INCREASE (DECREASE) IN                                                             -                0

        ACCOUNTS PAYABLE AND ACCRUED EXPENSES                           161,283     21,219          387,186

        LOAN PAYABLE- SESSOR                                            163,500          -          163,500


        PAYABLE TO RELATED PARTY                                              -          -           52,210

        PAYABLE TO OFFICER                                              (13,994)         0                0
                                                                                  ---------  ---------------

          NET CASH USED IN OPERATING ACTIVITIES                        (394,571)  (418,532)      (1,573,719)
                                                                     -----------  ---------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES

  PURCHASE OF PROPERTY AND EQUIPMENT                                     (5,896)  (166,730)        (121,008)

  PURCHASE OF LICENSE RIGHTS                                                  -          -          (70,000)
                                                                                  ---------  ---------------

          NET CASH USED IN INVESTING ACTIVITIES                          (5,896)  (166,730)        (191,008)
                                                                     -----------  ---------  ---------------

CASH FLOWS FROM FINANCING ACITIVITIES


  PROCEEDS FROM ISSUANCE OF CONVERTIBLE DEBT                            375,001    296,425        1,787,810
                                                                                  ---------  ---------------

          NET CASH PROVIDED BY FINANCING ACTIVITIES                     375,001    296,425        1,787,810
                                                                                  ---------  ---------------

            NET INCREASE (DECREASE) IN CASH                             (25,466)   104,700           13,513

CASH, BEGINNING OF PERIOD                                                48,549      10.00                0
                                                                     -----------  ---------  ---------------

CASH, END OF PERIOD                                                      23,083    104,710           13,513
                                                                     -----------  =========  ===============

THE CYBER GROUP NETWORK CORPORATION AND
SUBSIDARY (DEVELOPMENT STAGE COMPANIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 1, 2001 TO JUNE 30, 2001 (UNAUDITED)


NOTE  1  -  BUSINESS  ACTIVITY

The Cyber Group Network Corporation and subsidiary (collectively, the "Company"), development stage enterprises, operate as a developer of computer security technology, Internet access devices, and other Internet and communication investments.

The Company was originally incorporated on September 24, 1998 as Hollywood Entertainment Network, Inc. ("Hollywood"), a Nevada corporation. On March 21, 2000, The Cyber Group Network Corporation ("OLD Cyber") was incorporated in the state of California. On May 23, 2000, OLD Cyber entered into a share purchase agreement and purchased 9,900,000 shares approximately 89% of the outstanding shares of Hollywood's common stock for $295,000. Simultaneously, Hollywood and OLD Cyber merged, and Hollywood changed its name to The Cyber Group Network Corporation. In addition, on May 23, 2000, immediately prior to the purchase transaction, the Board of Directors of Hollywood approved the disposition of the movie rights to a shareholder of Hollywood. Therefore, at the time of the transaction, Hollywood had minimal assets and liabilities. Accordingly, no pro forma disclosures have been made. As the core business of the Company has changed subsequent to the purchase transaction, the entire amount recorded as goodwill of $295,000 has been written off. This transaction has been recorded as a purchase transaction, which is similar to a reverse merger, whereby the Company's equity section is retroactively restated to reflect the capital structure of Hollywood (a recapitalization).

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

Going  Concern  Issues
----------------------
The Company has received a report on its financial statements for the period from March 31, 2000 (Inception) to December 31, 2000 from its independent auditors that includes an explanatory paragraph describing the Company's uncertainty to continue as a going concern. These financial statements contemplate the ability to continue as such and do not include any adjustments that might result from this uncertainty. To alleviate this going concern the Company has made strides to secure fund from outside sources.

Development  Stage  Enterprise
------------------------------
The Company is a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is devoting all of its present efforts to its formation and to fundraising and to search for a suitable operating business, and its planned principal operations have not yet commenced. All losses accumulated since inception has been considered as part of the Company's development stage activities.

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

Income  Taxes
-------------
The Company accounts for income taxes under the asset and liability method, which requires the recognition of, deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Basic  and  Diluted  Loss  per  Share
-------------------------------------
For the period from March 21, 2000 (inception) to June 30, 2001, the Company adopted SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the periods presented, the Company incurred net losses; therefore, basic and diluted loss per share are the same.

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


NOTE  3  -  COMMITMENTS  AND  CONTINGENCIES

Litigation
----------
The Company is involved in certain legal proceedings and claims, which arise in the normal course of business. Management does not believe that the outcome of these matters will have a material adverse effect on the Company's financial position or results of operations.


NOTE  4  -  SHAREHOLDERS'  EQUITY

During the period from March 21, 2000 (inception) to April 1, 2001 and three months ended June 30, 2001, the Company issued 9,127,783 and 33,865,000 shares (unaudited) of common stock for services rendered. In connection to these issuances, the Company recorded compensation expense in the amount of $1,278,200 and $1,517,495 (unaudited).

During the quarter ended June 30,2001, the Company increased the number of common shares and preferred shares authorized of 500,000,000 and 50,000,000 respectively.

During the quarter ended June 30,2001, the Company issued 20,575,000 to directors and officers of the Company.

NOTE  5  -  SUBSEQUENT  EVENTS

On July 10, 2001, the Company entered into a Stock Purchase Agreement to acquire WMD Holdings, Inc., a California corporation d/b/a Creative Advertising & marketing. The company purchased all of the issued and outstanding shares of capital stock of Creative Advertising & Marketing in exchange for 100,000,000 shares of the Company's common stock at an average stock price of $.025 cents and totaling a dollar amount of $2,500,000.



              ITEM 2. MANAGEMENT'S DISCUSION AND PLAN OF OPERATION

FORWARD  LOOKING  STATEMENTS

Some of the statements contained in this Form 10-QSB that are not historical facts are "forward-looking statements." They can be identified by the use of terminology such as, "estimates," "project," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

GENERAL

The Cyber Group Network Corporation ("CGPN" or the "Company"), is a Nevada Corporation, incorporated on September 24, 1998. The Company is technology based with an emphasis on patented public Internet devices, acquisitions, and development of new computer security devices and personal security products.
This phase of the Company's operations began with the acquisition of the previous company's ownership, which occurred on May 23, 2000.

Our mission at CGPN is to develop and create a diverse portfolio of new computer security products and services that will protect the everyday user.

RESULTS  OF  OPERATIONS

     The Company is in its developmental stage. To this date, the Company has generated minimal revenue. During the second quarter of operations, CGPN focused on the ongoing development of the Electronic Snitching Device (E-Snitch), to bring it to market by year-end 2001. The Company has developed the business model and has made the appropriate contacts to build alliances that will bring E-Snitch to the forefront of the computer security industry. The Company has also launched the first two phases of SpyAmericaOnline.com. Through SpyAmericaOnline.com the Company retails personal security and surveillance products. The first retail location opened June 1, 2001 in the Fox Hills Mall located in the Greater Los Angeles area. Also launched June 1, 2001, SpyAmericaOnline.com the website, where the same products available in the retail locations can be purchased via the World Wide Web. Global Technology Publishing, a division of CGPN, is currently marketing, "Memoirs of a Hi-Tech Hustler," the fictional novel of a high tech criminal and how he committed his crimes. The Cyber Crime Corporation website, one of the largest sources of computer security information on the World Wide Web, has been remodeled for easier navigation by our users.

     For the fiscal quarter ended June 30, 2001, we recorded an operating loss of $ 1,662,629. This loss is largely due to payroll and other expenses. Capital expenditures amounted to $3,050, which included purchases of computer equipment and software. Loss of operation is expected to continue through fiscal 2001. Profitability is not assured nor is a stream of revenue that can be generated and sustained in the future.


FUTURE  BUSINESS

     CGPN has a number of new products under development and ready to be launched in the coming months. Several new security related software programs are in anti-virus testing stage prior to their release to the public. Cyber Crime Corporation will have additional features that will educate its users on up to the minute high tech crime that affect small and large businesses. These features will include computer penetration tests, computer forensics, and network vulnerablity testing. In addition, CGPN has expanded it's service offering to include website development. SpyAmericaOnline.com is planning to open two new locations plus launch its Agent Program and Corporate Sales.
Corporate  Sales  will  include  the services of wire detection and bug swiping.


CAPITAL  RESOURCES  AND  LIQUIDITY

     At the fiscal quarter ended June 30, 2001, we had current assets of $237,560 and total assets of $ 383,284. These assets consist of cash in the amount of $23,083, property and equipment. In the amount of $ 86,557, net software licenses in the amount of $ 56,391 and deposits of $ 2,776.


CASH  REQUIREMENTS  AND  ADDITIONAL  FUNDING

     It is anticipated that the Company will need to raise additional capital. The Company contemplates filing form SB2 to raise these additional funds. The additional capital will need to be in excess of $10,000,000 for the Company to sustain through major product launch. The Company believes that our cash on hand is insufficient to meet our anticipated needs for working capital, capital expenditures and business development for the next twelve months. We expect to utilize cash at a rate of $50,000 per month or $600,000 for the next fiscal year. This additional capital would cover such costs such as: marketing and promotion, maintaining and upgrading our technology, overhead expenses for the day-to-day operation of the business and other unexpected expenses due to economic changes. The Company currently does not maintain any lines of credit nor do we have any agreements for additional capital in place. The additional may result in dilution to our shareholders. The Company cannot assure you that financing will be available in amounts or on acceptable terms.

     Without raising additional capital, the Company may not be able to acquire additional companies that may enhance the growth of the Company. Furthermore, development of additional technologies could suffer due to the lack of capital subject to the limited available cash flow. There can be no assurance the Company will be able to raise additional funds in sufficient amounts to allow the Company to successfully implement its present business strategy to acquisitions or the development of its existing products.


FORWARD-LOOKING  STATEMENTS

     Some of the statements under "Risk Factors," "Plan of Operation," "Business," and elsewhere in this quarterly report constitute forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry's results, levels of activity performance, or achievements to be significantly different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements.

     In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms or other comparable terminology.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, and levels of activity, performance, or achievements. We do not assume responsibility for the accuracy and completeness of the forward-looking statements after the date of this annual report to conform them to actual results.

     The accompanying un-audited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered necessary for a fair presentation have been included.

     Operating results for the quarter ending June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated statements and footnotes included in our annual report on /Form 10-KSB for the period from March 21, 2000 (inception) to December 31, 2000.


Item  6.  Exhibits

Exhibit  Name  and/or  Identification  of  Exhibit  Number

Articles  of  Incorporation  &  By-Laws

(a) Articles of Incorporation of the Company filed September 24, 1998. Incorporated by reference to the exhibits to the Company's General Form For
Registration of securities of Small Business Issuers on Form 10-SB, previously filed with the commission.

(b) By-Laws of the Company adopted September 25, 1998. Incorporated by reference to the exhibits to the Company's General From For Registration of Securities of Small Business Issuers on form 10-SB, previously filed with the Commission.

Annual or Quarterly Reports

Form 10-QSB for the Quarter ended March 31, 2000. Incorporated by reference to the Company's Quarterly Report for Small Business Issuers on Form 10-QSB, previously filed with the Commission.

Consents of Experts and Counsel

Consents of independent public accountants

Financial Data Schedule

Financial Data Schedule of ALD Services, Inc. ending June 30, 2001



                                   SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Cyber Group Network Corporation
          (Registrant)

Date:  August 15, 2001

By:  /s/  Gregory D. Evans
Chief  Executive  Officer