Form 10QSB
period 2001-09-30
CYBER GROUP NETWORK CORP
filed 2001-11-19
CIK 1076939

United States
                       Securities And Exchange Commission
                             Washington, D.C. 20549
                                   FORM 10-QSB

                                   (Mark One)

     [X]  Quarterly Report Pursuant To Section 13 Or 15 (d) Of The Securities
                              Exchange Act Of 1934
               For the quarterly period ended: September 30, 2001

                                       Or

     [ ]  Transition Report Pursuant To Section 13 Or 15 (d) Of The Securities
                              Exchange Act Of 1934

        For the transition period from ______________ to _______________



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



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date: 192,192,165

                       THE CYBER GROUP NETWORK CORPORATION
                                  AND SUBSIDARY
                          (DEVELOPMENT STAGE COMPANIES)
                        CONSOLIDATED FINANCIAL STATEMENTS
                     AS OF SEPTEMBER 30, 2001(UNAUDITED) AND
                       DECMEBER 31, 2000 AND FOR THE THREE
                              AND NINE MONTHS ENDED
                     SEPTMEBER 30, 2001 AND 2000 (UNAUDITED)




================================================================================

CONSOLIDATED  FINANICAL  STATEMENTS                              Page

Consolidated  Balance  Sheets                                   3 - 4

Consolidated  Statements  of  Operations                        5

Consolidated  Statements  of  Cash  Flows                       6

Notes  to  Consolidated  Financial  Statements                  7 - 11

                              THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
                                                   (DEVELOPMENT STAGE COMPANIES)
                                                     CONSOLIDATED BALANCE SHEETS
                            DECEMBER 31, 2000 AND SEPTEMBER 30, 2001 (UNAUDITED)

================================================================================


                                                           SEPTEMBER 30,   DECEMBER 31,
                                                                2001           2000
                                                           --------------  -------------
                      ASSETS                                (unaudited)
CURRENT ASSETS

CASH                                                               4,715         48,549


ACCOUNTS RECEIVABLE                                                    -          1,640
RECEIVABLE FROM OFFICER                                           28,287              -
RECEIVABLE FROM RELATED PARTY                                      9,250          9,250
OTHER RECEIVABLES                                                174,378              -
INVENTORY                                                          1,670              -
                                                           --------------  -------------
           TOTAL CURRENT ASSETS                                  218,300         59,439

PROPERTY AND EQUIPMENT, NET                                       81,557         94,685
LICENSE RIGHTS, NET                                               50,558         68,056
DEPOSIT                                                            2,776          2,776
                                                           --------------  -------------
           TOTAL ASSETS                                          353,191        224,956
                                                           ==============  =============
              LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
ACCOUNTS PAYABLE                                                 256,277        176,181
ACCRUED EXPENSES                                                  78,670          9,722
LOAN PAYABLE                                                     163,593              -
PAYABLE TO RELATED PARTY                                          52,210         52,210
PAYABLE TO OFFICER                                                16,800         13,994
                                                           --------------  -------------
       TOTAL CURRENT LIABILITIES                                 567,550        252,107

CONVERTIBLE REDEEMABLE DEBENTURES                                      -        169,415
LOAN PAYABLE                                                     179,691              -
                                                           --------------  -------------
       TOTAL LIABILITIES                                         747,241        421,522
                                                           --------------  -------------

COMMITMENTS AND CONTINGENCIES                                          -              -


SHAREHOLDERS' DEFICIT
PREFERRED STOCK, $0.001 PAR VALUE
     20,000,000 SHARES AUTHORIZED
     2,000,000 (UNAUDITED) AND 0 SHARES ISSUED AND OUTSTANDING     2,000              -
COMMON STOCK, $0.001 PAR VALUE
     500,000,000 SHARES AUTHORIZED
     192,192,165 (UNAUDITED) AND 38,913,077 SHARES ISSUED
AND OUTSTANDING                                                  192,192         38,913
DEFERRED COMPENSATION                                           (108,628)             -
ADDITIONAL PAID-IN CAPITAL                                     7,866,942      4,274,233
DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE                  (8,346,556)    (4,509,712)
                                                           --------------  -------------

          TOTAL SHAREHOLDERS' DEFICIT                           (394,050)      (196,566)
                                                           --------------  -------------

          TOTAL LIABILITIES AND SAREHOLDER'S DEFICIT             353,191        224,956
                                                           ==============  =============

          The accompanying notes are an integral part of this statement

THE  CYBER  GROUP  NETWORK  CORPORATION  AND  SUBSIDIARY
(DEVELOPMENT  STAGE  COMPANIES)
CONSOLIDATED  STATEMENTS  OF  OPERATIONS
FOR  THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (UNAUDITED) AND
FOR THE PERIOD FROM MARCH 21, 2000 (INCEPTION) TO SEPTEMBER 30, 2001 (UNAUDITED)
================================================================================



                                                   FOR THE         FOR THE         FOR THE          FOR THE       MARCH 21,
                                                    THREE           NINE            NINE             THREE          2000
                                                MONTHS ENDED    MONTHS ENDED    MONTHS ENDED     MONTHS ENDED  (INCEPTION) TO
                                                SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,    SEPTEMBER 30,  SEPTEMBER 30,
                                                     2001            2000            2001            2000           2001
                                                --------------  --------------  --------------  ---------------  -----------
REVENUE                                                38,757           5,212         151,033            5,212      157,174
SELLING, GENERAL, AND ADMINISTRATIVE                 (927,921)       (965,011)     (3,701,677)      (1,822,835)  (6,763,194)
                                                --------------  --------------  --------------  ---------------  -----------
LOSS FROM OPERATIONS                                 (889,164)       (959,799)     (3,550,644)      (1,817,623)  (6,606,020)
                                                --------------  --------------  --------------  ---------------  -----------
OTHER EXPENSE
  IMPAIRMENT OF GOODWILL                                    -        (295,000)              -         (295,000)    (295,000)
  INTEREST EXPENSE                                     (3,359)       (924,473)       (286,200)        (932,540)  (1,445,536)
                                                --------------  --------------  --------------  ---------------  -----------
    TOTAL OTHER EXPENSE                                     -      (1,219,473)       (286,200)      (1,227,540)  (1,740,536)
                                                --------------  --------------  --------------  ---------------  -----------
NET LOSS                                             (892,523)     (2,179,272)     (3,836,844)      (3,045,163)  (8,346,556)
                                                ==============  ==============  ==============  ===============  ===========
BASIC AND DILUTED LOSS PER SHARE                         (.01)           (.07)           (.04)            (.16)        (.14)
                                                ==============  ==============  ==============  ===============  ===========

AVERGARE SHARES USED TO COMPUTE
LOSS PER SHARE                                    164,505,579      28,950,938      93,747,091       19,612,209   58,135,323
                                                ==============  ==============  ==============  ===============  ===========

          The accompanying notes are an integral part of this statement

THE  CYBER  GROUP  NETWORK  CORPORATION  AND  SUBSIDIARY
(DEVELOPMENT  STAGE  COMPANIES)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AMD 2000 (UNAUDITED) AND
FOR THE PERIOD FROM MARCH 21, 2000 (INCEPTION) TO SEPTEMBER 30, 2001 (UNAUDITED)
================================================================================



                                                                               FOR THE
                                                FOR THE         FOR THE      PERIOD FROM
                                                 NINE            NINE          MARCH  21,
                                                MONTHS          MONTHS           2000
                                                 ENED            ENDED      (INCEPTION) TO
                                             SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                  2001            2000            2001
                                             ---------------------------------------------

    NET CASH USED IN OPERATING ACTIVITIES        (756,134)       (837,342)     (1,935,282)
                                             -------------  --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  PURCHASE OF PROPERTY AND EQUIPMENT               (5,985)       (115,112)       (121,097)
  PURCHASE OF LICENSE RIGHTS                            -          (5,000)        (70,000)
                                             -------------  --------------  --------------
    NET CASH USED IN INVESTING ACTIVITIES          (5,985)       (120,112)       (191,097)
                                             -------------  --------------  --------------

CASH FLOWS FROM FINANCING ACITIVITIES

  PROCEEDS FROM LOANS                             343,284               -         343,284
  PROCEEDS FROM ISSUANCE OF CONVERTIBLE DEBT      375,001       1,000,000       1,787,810
                                             -------------  --------------  --------------

   NET CASH PROVIDED BY FINANCING ACTIVITIES      718,285       1,000,000       2,131,094
                                             -------------  --------------  --------------
     NET INCREASE (DECREASE) IN CASH              (43,834)         42,546           4,715

CASH, BEGINNING OF PERIOD                          48,549               -               -
                                             -------------  --------------  --------------

CASH, END OF PERIOD                                 4,715          42,546           4,715
                                             =============  ==============  ==============

          The accompanying notes are an integral part of this statement

THE  CYBER  GROUP  NETWORK  CORPORATION  AND
SUBSIDARY  (DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
SEPTEMBER  30,  2001  (UNAUDITED)
============================================================================

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


NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Principles  of  Consolidation
-----------------------------
The consolidated financial statements include the accounts of The Cyber Group Network Corporation and its wholly owned subsidiary, Cyber Crime Corporation ("Cyber Crime"). During the period from March 21, 2000 (inception) to September 30, 2001 Cyber Crime did not engage in any activities. Any intercompany balances and transactions are eliminated in consolidation.

Going  Concern  Issues
----------------------
The Company has received a report on its financial statements for the period from March 31, 2000 (Inception) to December 31, 2000 from its previous independent auditors that includes an explanatory paragraph describing the Company's uncertainty to continue as a going concern. These financial statements contemplate the ability to continue as such and do not include any adjustments that might result from this uncertainty.

Development  Stage  Enterprise
------------------------------
The Company is a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is devoting all of its present efforts to its formation, fundraising and to search for a suitable operating business. Its planned principal operations have not yet commenced. The majority of losses accumulated since inception has been considered as part of the Company's development stage activities.

Condensed Financial Statements and Footnotes
----------------------------
These condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S-X. Certain information and footnotes disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2000 and notes thereto included in the Company's Form 10-KSB, dated May 20, 2001.

In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2001, the results of operations for the three and nine months ended September 30, 2001 and 2000, respectively. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

Basic and Diluted Loss per Share
--------------------------------
For the period from March 21, 2000 to September 30, 2001, the Company adopted SFAS No. 128 "Earnings per Share". Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the periods presented, the Company incurred net losses; therefore, basic and diluted loss per share are the same.

NOTE  3  -  LOANS PAYABLE

In April 2001, the Company entered into a one year, $170,000 loan agreement with a third party. This note bears interest at 8% per annum. The loan is due on April 1, 2002 and can be repaid with either cash or unrestricted securities of the Company. The outstanding balance of this loan as of September 30, 2001 is $169,428, including accrued interest of $5,835.

NOTE  4  -  COMMITMENTS  AND  CONTINGENCIES

Litigation
----------
The Company is involved in certain legal proceedings and claims, which arise in the normal course of business. Management does not believe that the outcome of these matters will have a material adverse effect on the Company's financial position or results of operations.

The Chief Executive Officer of the Company is personally involved in legal proceedings for $9.8 million. The nature of these proceedings arose prior to the formation of the Company. The Company does not believe that these legal proceedings will have an adverse effect on the Company.


NOTE  5  -  SHAREHOLDERS'  EQUITY SUBSEQUENT  EVENTS

During the period from March 21, 2000 (inception) to December 31, 2000 and nine months ended September 30, 2001, the Company issued 9,127,783 and 71,918,306 shares (unaudited) of common stock for services rendered. In connection to these issuances, the Company recorded compensation expense in the amount of $1,278,200 and $2,321,531 (unaudited).


NOTE  6  -  SUBSEQUENT  EVENTS

The Company filed an 8-K dated November 12, 2001, announcing the stock purchase agreement that was previously entered into with WMD Holding Group, WMD was terminated by mutual agreement of the parties. On this day, the Company also announced the Board of Director's approval for a 1:15 reverse split of the common shares outstanding at the close of business on November 23, 2001.

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

GENERAL

The Cyber Group Network Corporation ("CGPN" or the "Company"), is a Nevada Corporation, incorporated on September 24, 1998. The Company is a technology based with an emphasis on patented public Internet devices, acquisitions, and development of new computer security devices and personal security products.
This phase of the Company's operations began with the acquisition of the previous company's ownership, which occurred on May 23, 2000.

Our mission at CGPN is to develop and create a diverse portfolio of new computer security products and services that will protect the everyday user.

RESULTS  OF  OPERATIONS

The Company is in its developmental stage. To this date, the Company has generated minimal revenue. During the third quarter of operations, CGPN focused on the ongoing development of the Electronic Snitching Device ("E-Snitch") and the development of the Password Protection Information Retrieval Software ("PPIRT"). The Company has developed the business model and has made the appropriate contacts to build alliances that will bring E-Snitch and PPIRT to the forefront of the computer security industry. The Company has also launched SpyAmericaOnline.com. Through SpyAmericaOnline.com, the Company retails personal security and surveillance products. Due to poor revenue growth, the Company closed its two retail kiosks located in malls in the greater Los Angeles area. However, the Company still maintains SpyAmericaOnline.com, the website where the same products available in the retail locations can be purchased via the World Wide Web. Global Technology Publishing, a division of CGPN, is currently marketing, "Memoirs of a Hi-Tech Hustler," the fictional novel of a high tech criminal and how he committed his crimes. The Cyber Crime Corporation's website, one of the largest sources of computer security information on the World Wide Web, has been remodeled for easier navigation by our users.

For the fiscal quarter ended September 30, 2001, we recorded an operating loss of $892,523 (unaudited). This loss is largely due to payroll and consulting expenses. Loss of operation is expected to continue through fiscal 2001. Profitability is not assured nor is a stream of revenue that can be generated and sustained in the future.

FUTURE  BUSINESS

CGPN has a number of new products under development and ready to be launched in the coming months. New security related software programs are in the anti-virus testing stage. Cyber Crime Corporation will have additional features that will educate its users on up to the minute high tech crimes that affect small and large businesses. These features will include computer penetration tests, computer forensics, and network vulnerablity testing. In addition, CGPN has expanded it's service offering to include website development. SpyAmericaOnline.com is planning to open new locations plus launch its Agent Program, Computer Security and Industrial Espionage training and Corporate Sales. Corporate Sales will include the services of wire detection and bug swiping.


CAPITAL  RESOURCES  AND  LIQUIDITY

At the fiscal quarter ended September 30, 2001, we had current assets of $218,300 and total assets of $353,191. These assets consist of cash in the amount of $4,715, net property and equipment in the amount of $81,557, net software licenses in the amount of $ 50,558 and deposits of $ 2,776.


CASH  REQUIREMENTS  AND  ADDITIONAL  FUNDING

It is anticipated that the Company will need to raise additional capital. The Company contemplates filing form SB2 to raise these additional funds. The additional capital will need to be in excess of $10,000,000 for the Company to sustain through major product launch. The Company believes that our cash on hand is insufficient to meet our anticipated needs for working capital, capital expenditures and business development for the next twelve months. We expect to utilize cash at a rate of $50,000 per month or $600,000 for the next fiscal year. The additional capital would cover such costs such as: marketing and promotion, maintaining and upgrading our technology, overhead expenses for the day-to-day operation of the business and other unexpected expenses due to economic changes. The Company currently does not maintain any lines of credit nor do we have any agreements for additional capital in place. The additional requirements may result in dilution to our shareholders. The Company cannot assure you that financing will be available in amounts or on acceptable terms.

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


FORWARD-LOOKING  STATEMENTS

Some of the statements under "Risk Factors", "Plan of Operation", "Business", and elsewhere in this quarterly report constitute forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our industry's results, levels of activity performance, or achievements to be significantly different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms or other comparable terminology.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, and levels of activity, performance, or achievements. We do not assume responsibility for the accuracy and completeness of the forward-looking statements after the date of this quarterly report to conform them to actual results.

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

Operating results for the quarter ending September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated statements and footnotes included in our annual report on Form 10-KSB for the period from March 21, 2000 (inception) to December 31, 2000.


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

The Cyber Group Network Corporation
-----------------------------------
           (Registrant)

Date:  November 19, 2001

By:  /s/  Gregory  Evans
Chief  Executive  Officer