Form 10KSB
period 2001-12-31
CYBER GROUP NETWORK CORP
filed 2002-04-15
CIK 1076939

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

                                   (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 2001

                                       OR

       [ ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                                       TO
                 ----------------------  -----------------------

                        COMMISSION FILE NUMBER: 000-28153

                      THE CYBER GROUP NETWORK CORPORATION
             (Exact name of registrant as specified in its charter)

          NEVADA                                         33-0901534
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

  Securities  registered  pursuant  to  Section  12(g)  of  the  Act: 24,756,661
                         Common  Stock,  $0.001  Par  Value

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

Registrant's revenue for the twelve months ended December 31, 2001:  $167,665

                                TABLE OF CONTENTS

PART  I
Item  1   -  Description  of  Business
Item  2   -  Description  of  Property
Item  3   -  Legal  Proceedings
Item  4   -  Submission  of  Matters  to  Vote  of  Security  Holders

PART  II
Item  5   -  Market  for  Common  Equity  and  Related  Stockholder  Matters
Item  6   -  Management's  Discussion  and  Analysis
Item  7   -  Financial  Statements
Item  8   -  Changes  In  and  Disagreements  With  Accountants  on
             Accounting  and  Financial  Disclosures

PART  III
Item  9   -  Directors  and  Executives  Officers  of  the  Registrant
Item  10  -  Executive  Compensation
Item  11  -  Security  Ownership  of  Certain  Beneficial  Owners  and
             Management
Item  12  -  Certain  Relationships  and  Related  Transactions
Item  13  -  Exhibits  and  Reports  on  Form  8-K

PART  I

Item 1 - Description of Business
--------------------------------

OVERVIEW AND HISTORY
--------------------
We are a Nevada Corporation, incorporated on September 24, 1998 as Hollywood Entertainment Network, Inc. On May 23, 2000, we purchased 89.1% of Hollywood Entertainment's outstanding common stock for $295,000. Subsequently, we merged with The Cyber Group Network Corporation and then changed our name to The Cyber Group Network Corporation.

We entered into a Plan of Merger Agreement with CGN Acquisitions Corporation, a Nevada Corporation with offices in San Bernardino, California. The merger took place on December 7, 2000 and entitled us ownership, rights, privileges, powers, franchises, patents, trademarks, licenses, and other assets and accounts receivable of every kind and description of CGN Acquisitions. Subsequent to the completion of the merger agreement, CGN Acquisitions was dissolved. Prior to the merger, CGN Acquisitions Corporation entered into a licensing agreement on November 20, 2000 with Sterno, Inc., a Nevada Corporation with offices in Los Angeles, California. The licensing agreement was entered into for the purpose of the use of Sterno's business model for our banking program. CGN Acquisitions and Adaptive Systems Inc., entered into a technology transfer agreement on November 20, 2000. The technology transfer agreement granted CGN Acquisitions the right to Adaptive System Inc.'s proprietary technology for use within the E-Snitch device.

We are a technology driven, Internet based, computer security company with three main areas of focus: Computer Security, Acquisitions and Public Internet Devices. Our primary purpose is to continue to transition ourselves into a self-sufficient, revenue-generating company, capable of increasing shareholder value. We are also very focused on exceeding customer expectations and industry demand.

In an effort to fulfill the goal of providing sound computer security, we have developed PPIRT (Password Protection Information Retrieval Technology). PPIRT is a computer software program designed to protect a customer's valuable information from hackers and thieves. With PPIRT, a customer is able to, amongst other things, encrypt files, thrash files to make them unrecoverable and manage passwords. In addition, PPIRT offers a tracking device that will allow us to track a stolen computer and recover files from that computer once it is connected to the Internet. We made our first shipment of PPIRT to Fry's Electronics in November 2001. With our dedicated staff, we are continuously striving to penetrate other retail locations throughout the United States.

Subsequent to the year-end, we established relationships and ascertained purchase orders for PPIRT from Comp USA, Micro Centers and PC Mall. In addition, we entered into a non-exclusive license agreement with Global Marketing Partners to distribute our products through Ingram Micro. This agreement will allow us to market our products to a larger retail audience.

Our Electronic Snitching Device (E-Snitch) is an electronic tracking tool that can locate missing/stolen computers within fifty feet of their location. It has several capabilities, including retrieving and destroying information off of the hard drive without the computer being connected to the Internet. Our development of the E-Snitch device is in the completion stage. Adaptive Systems and Specialized Control Systems are the primary contractors developing the hardware and plan to have the final version completed by the second quarter 2002. Our main purpose and objective for this new and innovative technology is to generate sales via licensing agreements and/or product placement in retail stores.

We are concentrating on developing a solid marketing campaign to create various distribution channels and related sales for our software and E-Snitch. We are in the process of determining which advertising avenue is the most appropriate for the successful marketing of our products and which avenue is most cost effective. We are presently test-marketing television and magazines advertisements in computer-based venues to help determine which path is the most beneficial.


PRINCIPAL PRODUCTS
------------------
Password Protection Information Retrieval Technology (PPIRT) - Computer encryption software designed to protect individuals and businesses from hackers and thieves. PPIRT is designed to be the most advanced computer tracking, data retrieval and encryption software on the market. If your computer is lost or stolen, PPIRT can track the computer across the Internet and send notification of the location of your computer by way of Caller ID and/or Internet Protocol Address. Additionally, PPIRT gives the ability to remotely retrieve and/or destroy data from the hard drive of a lost or stolen computer. Our software also provides several methods of protection against unwanted intrusion into lost or stolen data housed on a computer. For example, PPIRT encrypts data, making it virtually unbreakable. It can also completely destroy data, literally irreversibly wiping it from the device.

E-SNITCH - Computer hardware device that can track missing or stolen computers within fifty feet of their location. It also has the ability to retrieve and destroy information from a secure storage space on the hard drive without being connected to the Internet. Our device includes a number of features in addition to its tracking and retrieval capabilities. E-Snitch has GPS navigation capabilities, virus distribution, beacon sound warnings, hard drive password protection, wireless e-mail, paging services and voice over IP. The E-Snitch can also receive news, weather sports and stock information while the computer is turned off.

Members of a Hi-Tech Hustler - Fictional novel written by our Founder, Gregory
D. Evans and other ghostwriters. This novel is a fictional account of how highly technical criminal organizations committed various acts of federal offenses and the financial gains derived from these crimes. It also describes the enormous risks and consequences involved with high-tech crimes.

SpyAmericaOnline.com - Maintains an extensive line of personal and professional security products to give the end user various levels of protection.

Cyber Crime Corporation.Com and Big Target.Net - Information based websites designed to address general web user requirements as well as list information about computer security. Both websites are designed for the purpose of educating, informing, and assisting consumers, businesses, and organizations on how to detect, prevent and defend their systems against Hi-Tech Thieves. These sites are presently non-revenue generating sites; they are provided for the education of our consumers. We do, however, advertise our software on these websites.


DISTRIBUTION
------------
We currently distribute our software and novel to retail stores via in-house sales representatives and our external distributor. The initial launch of PPIRT was distributed via a marketing agency located in Southern California. The software and novel are available for purchase across the continental United States, with a concentration in the western region.

During the next fiscal year, we will be targeting several geographic areas primarily within the United States. Our demographic targets will consist of consumers, business organizations and manufacturers. Distribution of our products will occur through various distributors and sales agents of our company. We are currently developing a strategic marketing plan that details a solid distribution avenue to allow for a smooth transition from a development stage company to one of sales and marketing.


NEW PRODUCT OFFERINGS
---------------------
We anticipate introducing new security-related software programs, products and services during the next fiscal year. We are in the process of researching the costs involved in developing a training school to teach consumers and businesses how to protect themselves by learning the basics in computer and data security. The classes would teach, amongst other things, personal firewall installation, file encryption and decryption, password management and anti-computer forensics. We are also contemplating the development of a security game and magazine. Release of additional information will occur once the products and/or services have met all of our testing, marketing and financial requirements. We can provide no assurance, however, that we will introduce these new products in the current fiscal year.


COMPETITION
-----------
There are other companies that are engaged in the same business as us. Many of our competitors are more established companies with substantially greater capital resources and greater marketing capabilities. No assurances can be given that we will be able to successfully compete with such companies. We anticipate that the number of competitors will increase in the future. We are aggressively trying to differentiate ourselves from our competition by providing far more superior products at competitive prices.


PATENTS, LICENSES AND AGREEMENTS
--------------------------------
We filed a provisional patent for E-Snitch on November 9, 2000 that expired on November 9, 2001. The patent was not renewed because the original technology involved in the development of E-Snitch changed during the various upgrades of the product. We expect to file for another patent before the end of the second quarter, once the device is completed.

RESEARCH AND DEVELOPMENT ACTIVITIES
-----------------------------------
For the past two fiscal years, we were primarily in the development stage. We launched our first software package, PPIRT, during the fourth quarter of 2001. Therefore, substantially all of the expenses incurred over the past two years is directly related to the research and development of both PPIRT and E-Snitch.


EMPLOYEES
---------
As  of  December 31, 2001, we employed ten (10) full-time employees of which two
(2)  were  in  management  positions.


RISK FACTORS
------------
In Note Number 2 to the audited financial statements, our independent auditors have reported that we have suffered recurring losses from operations that raise substantial doubt about our ability to continue as a going concern. During the year ended December 31, 2001 and 2000, we incurred a net loss of $4,902,903 and $4,509,712, respectively.

As of December 31, 2001, we had a negative working capital of $717,481. These factors, along with an accumulated deficit of $9,412,615 at December 31, 2001, raise substantial doubt about our ability to continue as a going concern. We will need to raise approximately $1,000,000 in operating capital in order to remain viable as a going concern for the current fiscal year. We can provide no assurance that we will be able to raise these necessary funds and therefore may not be able to continue as a going concern.


ITEM 2 - PROPERTIES
-------------------
We are located at 720 East Carnegie Drive, Suite 200, San Bernardino, CA 92408. The monthly lease payment for this facility is $2,284. We have no other locations in which business is conducted. We are committed to a two-year operating lease for this facility that will expire on August 30, 2002.


ITEM 3 - LEGAL PROCEEDINGS
--------------------------
In December 2001, we filed a civil lawsuit, in the United States District Court Central District of California, against a former Officer and Board of Director, a former employee and other individuals not associated with our company. This lawsuit alleges that the former Officer used her confidential relationship with our company to conceal her personal use of company funds, make unauthorized stock issuances and cash loans to outside business partners and/or family. We allege that these acts were committed in a manner intended to defraud us and divert funds to the other co-conspirators named in the lawsuit. As of the date of this filing, all of the defendants named have defaulted as they failed to respond to the legal complaint. We are currently taking the necessary steps to begin recovery of the stolen funds.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
None

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------
Our common stock, par value $0.001 per share ("Common Stock"), is traded on the NASDAQ Over The Counter Bulletin Board ("OTCBB") under the symbol "CGPN". There was no active trading market for the Common Stock before May 22, 2000. The following table sets forth, for the periods indicated, the reported high and low closing bid quotations for our common stock as reported on the OTCBB. The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

                                    HIGH            LOW
QUARTER  ENDED                      BID (*)         BID (*)

March  31,  2000                     **             **
June  30,  2000                     $.32           $.07
September  30,  2000                $.47           $.08
December  31,  2000                 $.62           $.07


March  31,  2001                    $.19           $.05
June  30,  2001                     $.13           $.02
September  30,  2001                $.04           $.009
December  31,  2001                 $.51           $.003


(*) On November 23, 2001 we executed a 15 to 1 reverse split of our Common Stock and all the share amounts in this Form 10-KSB are reverse split amounts.

(**)  Indicates  that  there  were  no  reported  trades  during  this  quarter.

The bid price of our common stock was $.03 on March 12, 2002. As of March 12, 2002, there were approximately 138 holders of record of our common stock.


HOLDERS
-------
As of December 31, 2001 there were 141 stockholders of record.


DIVIDENDS
---------
While there are no restrictions that limit our ability to pay dividends, we have not paid, and do not currently intend to pay cash dividends on our common stock in the foreseeable future. Our policy is to retain all earnings, if any, to provide funds for operation and expansion of our business. The declaration of dividends, if any, will be subject to the discretion of our Board of Directors, which may consider such factors as our results of operations, financial condition, capital needs and acquisition strategy, among others.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS
---------------------------------------------
This Annual Report on Form 10-KSB includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about them so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Annual Report on Form 10-KSB are forward-looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect our management's current expectations and are inherently uncertain. Our actual results may differ significantly from our management's expectations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related footnotes for the year ended December 31, 2001 included in this Annual Report. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.


INTRODUCTION
------------
In Note Number 2 to the audited financial statements, our independent auditors have reported that we have suffered recurring losses from operations that raise substantial doubt about our ability to continue as a going concern. Our continued existence is dependent upon our ability to resolve our liquidity problems, principally by obtaining equity capital and commencing profitable operations. While pursuing equity capital, we must continue to operate on cash flow generated from operations and financing activity. We experienced a net loss of $4,902,903 for the year ended December 31, 2001 and have a negative working capital of $717,481. These factors raise substantial doubt about our ability to continue as a going concern. The opinion expressed by our auditors clearly highlights our negative financial condition, which conditions evidence the high degree of risk associated with making an investment in our company. Our financial condition also makes finding suitable investors difficult due to the risk involved.


PLAN  OF  OPERATION
-----------------
Our plans in regards to our going concern matter and to further aide in the development of our business are to raise capital and become profitable by performing the following tasks. We believe that these efforts will generate positive cash flow during the next fiscal year:

     (1) Raise additional operating capital by considering various alternatives, including private placement, debt financing and SB-2 filings. One or a combination of these alternatives can allow us to meet our cash flow needs until our product sales can sustain our operations. Our current financing is primarily in the form of short-term loans from both businesses and individual investors.
     (2) Complete E-Snitch and develop distribution and/or licensing channels to create revenue growth.
     (3) Implement aggressive marketing plans to create name recognition, customer awareness and ultimately steady revenue growth. We anticipate that television and computer magazine advertisements will be the avenue for achieving these goals.
     (4) Create a knowledgeable sales force that will allow for the aggressive distribution of our products. We are considering various ways of accomplishing this, including the use of independent field representatives and an in-house sales team.
     (5) Develop an attractive incentive plan to attract and retain quality employees and sales representatives. We acknowledge that to continue and expand in today's market, we must rely on talented individuals.
     (6)  Continue  to seek strategic alliances with various retailers and OEMs.

We will encounter various risks while attempting to implement our business model, particularly in this continuously evolving technology market. We cannot guarantee that we will be successful in addressing such risks, and the failure to do so could have materially adverse effects on our business and results of operations.


RESULTS OF OPERATIONS
---------------------
Since inception in May 2000, we have been in the development stage. The primary focus has been on the development and marketing of E-Snitch and PPIRT. Because we made our first shipment of PPIRT and the novel in the fourth quarter of 2001, we have generated minimal revenue to date. Because substantially all of our efforts have been concentrated in research and development activities, we have operating at a net loss for the last two fiscal year-ends. We incurred a net loss of $4,902,903 and $4,509,712 for the years ended December 31, 2001 and 2000, respectively. Although we plan on implementing aggressive marketing and sales strategies, we still expect to continue operating at a net loss during the majority of the next fiscal year. This is primarily due to our being in a transitional stage, transitioning from research and development to marketing and distribution. Therefore, we can give no assurance that we will achieve profitability or that a stream of revenue can be generated and sustained in the future.


PRODUCT DELAYS
--------------
The release of E-Snitch has been postponed due to various reasons, including the under development of the GPS Network and the need to improve the device's capabilities. The E-Snitch can track missing or stolen computers within five feet of their location. It also has the ability to retrieve and destroy information from a secure storage space on the hard drive. We filed a provisional patent for this device in November 2000 that expired in November 2001. The purpose of filing this patent was to protect our rights while the device was showcased at the computer fair, Comdex. Since Comdex, the majority of the technology in the E-Snitch has been overhauled in order to create a state of the art hardware device that can physically and intellectually attract the attention of individuals and businesses.


CASH REQUIREMENTS AND ADDITIONAL FUNDING
----------------------------------------
We need to immediately raise additional capital to run the daily operating activities of the business. We believe that our cash on hand is insufficient to meet our anticipated needs for working capital, capital expenditures and business development for the next twelve months. Our monthly expenses are expected to be $75,000 over the next twelve months. Because we have not sustained a consistent revenue stream, we will need to raise capital to meet our operating needs. We will research various methods of acquiring capital, like private placement, debt refinancing and SB-2 filings. We recognize that filing an SB-2 can potentially lead to stock dilution, however it may be the most effective means to generate cash flow for us. Irrespective of the funding method, this funding will cover costs such as marketing and distribution, maintaining and upgrading our technology, recurring overhead expenses for the day-to-day operation of the business and other unexpected expenses due to economic changes. We cannot guarantee that the financing will be available in certain amounts or on acceptable terms.

ITEM 7. FINANCIAL STATEMENTS
-----------------------------


                      THE CYBER GROUP NETWORK CORPORATION
                                  AND SUBSIDARY
                          (DEVELOPMENT STAGE COMPANIES)
                        CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF DECEMBER 31, 2001 AND
                       DECMEBER 31, 2000 AND FOR THE YEAR
                ENDED DECEMBER 31, 2001 AND FOR THE PERIOD FROM
              MARCH 21, 2000 (INCEPTION) THROUGH DECEMBER 31, 2000





THE  CYBER  GROUP  NETWORK  CORPORATION  AND  SUBSIDIARY
(DEVELOPMENT  STAGE  COMPANIES)
CONTENTS
FOR  THE  PERIODS  ENDED  DECEMBER  31,  2001  AND  2000

=======================================================================

12  -  13     REPORTS  OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS

CONSOLIDATED FINANCIAL STATEMENTS

14  -  15     Consolidated  Balance  Sheets

16            Consolidated  Statements  of  Operations

17  -  18     Consolidated  Statements  of  Shareholders'  Deficit

19  -  20     Consolidated  Statements  of  Cash  Flows

21  -  33     Notes  to  Consolidated  Financial  Statements

INDEPENDENT AUDITORS' REPORT

To The Board of Directors
The Cyber Group Network Corporation and subsidiary
(development stage companies)
San Bernardino, California

     We have audited the consolidated balance sheet of The Cyber Group Network Corporation and subsidiary (the Company) as of December 31, 2001, and the related consolidated statements of operations, shareholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company for the period ended December 31, 2000 were audited by other auditors whose report, dated May 15, 2001, expressed an unqualified opinion on those statements and included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Cyber Group Network Corporation and subsidiary as of December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. As discussed in Note 2 to the financial statements, during the period from March 21, 2000 (inception) to December 31, 2001, the Company incurred a net loss of $9,412,615. As of December 31, 2001, the Company had a working capital deficit of $717,481. In addition, the Company was in the development stage as of December 31, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/  MOORE STEPHENS FRAZER AND TORBET, LLP

March 26, 2002
Walnut, California

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

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Cyber Group Network Corporation and subsidiary as of December 31, 2000, and the results of its operations and its cash flows for the period from March 21, 2000 (inception) to December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

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



/S/  SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
May  15,  2001

THE  CYBER  GROUP  NETWORK  CORPORATION  AND  SUBSIDIARY

(DEVELOPMENT  STAGE  COMPANIES)

CONSOLIDATED  BALANCE  SHEETS
DECEMBER  31,  2001  AND  2000
================================================================================

                                                         DECEMBER 31,   DECEMBER 31,
                                                             2001           2000
                                                         -------------  ------------
                              ASSETS

CURRENT ASSETS

CASH                                                            8,053         48,549
ACCOUNTS RECEIVABLE, NET                                       19,146          1,640
RECEIVABLE FROM RELATED PARTY                                       -          9,250
INVENTORY                                                       2,765              -
PREPAID EXPENSES                                               28,453              -
                                                         -------------  ------------
  TOTAL CURRENT ASSETS                                         58,417         59,439

OTHER RECEIVABLES, NET                                         87,413              -
PROPERTY AND EQUIPMENT, NET                                    73,824         94,685
LICENSE RIGHTS, NET                                                 -         68,056
DEPOSIT                                                         1,940          2,776
                                                         -------------  ------------
    TOTAL ASSETS                                              221,594        224,956
                                                         =============  ============

               LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES

ACCOUNTS PAYABLE                                              104,576        176,181
ACCRUED EXPENSES                                               38,742          9,722
LOAN PAYABLE                                                  552,008              -
PAYABLE TO RELATED PARTY                                       52,210         52,210
DUE TO OFFICERS, NET                                           28,362         13,994
                                                         -------------  ------------
  TOTAL CURRENT LIABILITIES                                   775,898        252,107

CONVERTIBLE REDEEMABLE DEBENTURES                                   -        169,415
                                                         -------------  ------------
    TOTAL LIABILITIES                                         775,898        421,522
                                                         -------------  ------------


SHAREHOLDERS' DEFICIT

PREFERRED STOCK, $0.001 PAR VALUE

    50,000,000 SHARES AUTHORIZED
    2,000,000 AND 0 SHARES ISSUED AND OUTSTANDING AS
    OF DECEMBER 31, 2001 AND 2000, RESPECTIVELY                 2,000              -

COMMON STOCK, $0.001 PAR VALUE

    500,000,000 SHARES AUTHORIZED
    24,756,661 AND 2,594,205 (ADJUSTED FOR REVERSE SPLIT)
    SHARES ISSUED AND OUTSTANDING AS
    OF DECEMBER 31, 2001 AND 2000, RESPECTIVELY                24,756          2,594
ADDITIONAL PAID-IN CAPITAL                                  8,831,555      4,310,552
DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE               (9,412,615)    (4,509,712)

                                                         -------------  ------------
  TOTAL SHAREHOLDERS' DEFICIT                                (554,304)      (196,566)
                                                         -------------  ------------

  TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                 221,594        224,956
                                                         =============  =============


         The accompanying notes are an integral part of this statement.

THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
(DEVELOPMENT STAGE COMPANIES)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2001 AND FOR THE PERIOD FROM MARCH 21, 2000
(INCEPTION) TO DECEMBER 21, 2000
===========================================================================

                                                      FROM            FROM
                                                    MARCH 21,       MARCH 21,
                                     FOR THE          2000            2000
                                      YEAR         (INCEPTION)     (INCEPTION)
                                      ENDED            TO              TO
                                   DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                      2001            2000            2001
                                  -------------  ---------------  -------------
REVENUE                                167,665            6,141        173,806
COST OF GOODS SOLD                     (27,738)               -        (27,738)
SELLING, GENERAL, AND
ADMINISTRATIVE                      (4,742,768)      (3,061,517)    (7,804,285)
                                  -------------  ---------------  -------------

LOSS FROM OPERATIONS                (4,602,841)      (3,055,376)    (7,658,217)
                                  -------------  ---------------  -------------
OTHER EXPENSE
    IMPAIRMENT OF GOODWILL                   -         (295,000)      (295,000)
    INTEREST EXPENSE                  (300,062)      (1,159,336)    (1,459,398)
                                  -------------  ---------------  -------------
    TOTAL OTHER EXPENSE               (300,062)      (1,454,336)    (1,754,398)
                                  -------------  ---------------  -------------
NET LOSS                            (4,902,903)      (4,509,712)    (9,412,615)
                                  =============  ===============  =============
BASIC AND DILUTED LOSS PER SHARE          (.56)           (2.87)         (1.68)
                                  =============  ===============  =============
AVERGARE SHARES USED TO COMPUTE
LOSS PER SHARE                       8,713,108        1,571,140      5,590,961
                                  =============  ===============  =============


         The accompanying notes are an integral part of this statement.

THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
(DEVELOPMENT STAGE COMPANIES)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2001 AND FOR THE PERIOD FROM
MARCH 21, 2000 (INCEPTION) TO DECEMBER 31, 2000
================================================================================

                                                                                     Deficit
                                                                                   Accumulated
                             Preferred  Stock      Common  Stock      Additional   During  the
                             ----------------      -------------       Paid-In     Development
                              Shares   Amount     Shares    Amount     Capital       Stage         Total
                            ---------  -------  ----------  -------  -----------  ------------  ------------
ISSUANCE OF COMMON
STOCK AND RECAPITALIZATION
DUE TO ACQUISITION ON
MARCH 21, 2000                                     740,400  $   740  $     (740)  $         -   $         -

ISSUANCE OF STOCK
FOR SERVICES RENDERED                              608,519      609   1,277,591                   1,278,200

ISSUANCE OF STOCK
AS COMPENSATION                                     83,487       83     243,372                     243,455

ISSUANCE OF STOCK
AS DONATIONS                                        18,333       18      29,932                      29,950

CONVERSION OF
CONVERTIBLE REDEEMABLE
DEBENTURES                                         794,058      794     999,206                   1,000,000

CONVERSION OF
CONVERTIBLE REDEEMABLE
DEBENTURES                                         260,519      261     271,239                     271,500

STOCK OPTIONS ISSUED
AS COMPENSATION                                                         237,750                     237,750

STOCK OPTIONS ISSUED
FOR SERVICES RENDERED                                                   220,000                     220,000

INTEREST FROM BENEFICIAL
CONVERSION FEATURES                                                     932,291                     932,291

ISSUANCE OF STOCK AS
INTEREST EXPENSE                                    88,889       89      99,911                     100,000

NET LOSS                                                                           (4,509,712)   (4,509,712)
                            ---------  -------  ----------  -------  -----------  ------------  ------------

BALANCE,
DECEMBER 31, 2000                   0  $     0   2,594,205  $ 2,594  $4,310,552   $(4,509,712)  $  (196,566)

ISSUANCE OF STOCK
FOR SERVICES RENDERED                           13,350,675  $13,350  $2,752,503                 $ 2,765,853

ISSUANCE OF STOCK
AS COMPENSATION                                  1,998,841    1,999     592,296                     594,295

CONVERSION OF
CONVERTIBLE REDEEMABLE
DEBENTURES                                         657,385      657     603,188                     603,845

INTEREST FROM BENEFICIAL
CONVERSION FEATURES                                                     218,922                     218,922

ISSUANCE OF OTHER
STOCK - REFER TO ITEM                              600,000      600     148,400                     149,000
3 - LEGAL PROCEEDINGS
IN THIS FORM 10-KSB


ISSUANCE OF RESTRICTED
SHARES                                           5,555,555    5,556      (5,556)                          -

PREFERRED STOCK
ISSUED                      2.000,000    2,000                          211,250                     213,250


NET LOSS                                                                           (4,902,903)   (4,902,903)
                            ---------  -------  ----------  -------  -----------  ------------  ------------

BALANCE,
DECEMBER 31, 2001           2,000,000  $ 2,000  24,756,661  $24,756  $8,831,555   $(9,412,615)  $  (554,304)
                            =========  =======  ==========  =======  ===========  ============  ============


         The accompanying notes are an integral part of this statement.

THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
(DEVELOPMENT STAGE COMPANIES)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2001 AND
FOR THE PERIOD FROM MARCH 21, 2000 (INCEPTION) TO DECEMBER 31, 2000
================================================================================

                                                                                         FROM            FROM
                                                                                       MARCH 21,       MARCH 21,
                                                                         FOR THE         2000            2000
                                                                          YEAR        (INCEPTION)     (INCEPTION)
                                                                          ENDED            TO              TO
                                                                      DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                                          2001            2000            2001
                                                                     --------------  --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  NET LOSS                                                              (4,902,903)     (4,509,712)     (9,412,615)
  ADJUSTMENTS TO RECONCILE NET LOSS TO CASH
    USED IN OPERATING ACTIVITIES:
      DEPRECIATION AND AMORTIZATION                                         99,313          22,371         121,684
      AMORTIZATION OF DISCOUNT ON CONVERTIBLE
        REDEEMABLE DEBENTURES                                               59,429          28,106          87,535
      INTEREST FROM BENEFICIAL CONVERSION FEATURE                          218,922         932,291       1,151,213
      ISSSUANCE OF STOCK FOR SERVICES RENDERED                           2,765,853       1,278,200       4,044,053
      ISSSUANCE OF STOCK AS COMPENSATION                                   594,295         243,455         837,750
      ISSUANCE OF STOCK AS DONATIONS                                             -          29,950          29,950
      ISSUANCE OF PREFERRED SHARES FOR SERVICES                            213,250               -         213,250
      ISSUANCE OF STOCK OPTIONS FOR SERVICES
        RENDERED                                                                 -         220,000         220,000
      ISSUANCE OF STOCK OPTIONS AS COMPENSATION                                  -         237,750         237,750
      ISSUANCE OF STOCK AS INTEREST EXPENSE                                      -         100,000         100,000
      ISSUANCE OF STOCK - ITEM 3 LEGAL PROCEEDINGS                         149,000               -         149,000
      (INCREASE)/DECREASE IN:
        ACCOUNTS RECEIVABLE                                                (17,506)         (1,640)        (19,146)
        RECEIVABLE FROM RELATED PARTY                                        9,250          (9,250)              -
        OTHER RECEIVABLES                                                  (87,414)              -         (87,414)
        PREPAID EXPENSES                                                   (28,453)              -         (28,453)
        INVENTORY                                                           (2,765)                         (2,765)
        DEPOSIT                                                                836          (2,776)         (1,940)
      INCREASE/(DECREASE) IN:
        ACCOUNTS PAYABLE AND ACCRUED EXPENSES                              (42,597)        185,903         143,306
        PAYABLE TO RELATED PARTY                                                 -          52,210          52,210
        PAYABLE TO OFFICER                                                  14,368          13,994          28,362
                                                                     --------------  --------------  --------------
  NET CASH USED IN OPERATING ACTIVITIES                                   (957,122)     (1,179,148)     (2,136,270)


CASH FLOWS FROM INVESTING ACTIVITIES
  PURCHASE OF PROPERTY AND EQUIPMENT                                       (10,394)       (115,112)       (125,506)
  PURCHASE OF LICENSE RIGHTS                                                     -         (70,000)        (70,000)
                                                                     --------------  --------------  --------------
    NET CASH USED IN INVESTING ACTIVITIES                                  (10,394)       (185,112)       (195,506)
                                                                     --------------  --------------  --------------

CASH FLOWS FROM FINANCING ACITIVITIES
  PROCEEDS FROM LOANS                                                      552,019               -         552,019
  PROCEEDS FROM ISSUANCE OF CONVERTIBLE DEBT                               375,001       1,412,809       1,787,810
                                                                     --------------  --------------  --------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                              927,020       1,412,809       2,339,829
                                                                     --------------  --------------  --------------
      NET (DECREASE)/INCREASE IN CASH                                      (40,496)         48,549           8,053

CASH, BEGINNING OF PERIOD                                                   48,549               -               -

                                                                     --------------  --------------  --------------

CASH, END OF PERIOD                                                          8,053          48,549           8,053
                                                                     ==============  ==============  ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
INCOME TAXES PAID                                                    $       1,922   $           -   $       1,922
                                                                     ==============  ==============  ==============

INTEREST PAID                                                        $           -   $           -   $           -
                                                                     ==============  ==============  ==============

NON-CASH STOCK ISSUANCES:

ISSSUANCE OF STOCK FOR SERVICES RENDERED                                 2,765,853       1,278,200       4,044,053
(13,350,675 AND 608,519 SHARES ISSUED IN 2001 AND 2000,
 RESPECTIVELY)

ISSSUANCE OF STOCK AS COMPENSATION                                         594,295         243,455         837,750
(1,998,841 AND 83,487 SHARES ISSUED IN 2001 AND 2000, RESPECTIVELY)

ISSUANCE OF STOCK AS DONATIONS                                                   -          29,950          29,950
(0 AND 18,333 SHARES ISSUED IN 2001 AND 2000, RESPECTIVELY)

ISSUANCE OF PREFERRED SHARES FOR SERVICES                                  213,250               -         213,250
(2,000,000 AND 0 PREFERRED SHARES ISSUED IN 2001 AND 2000,
 RESPECTIVELY)

ISSUANCE OF STOCK AS INTEREST EXPENSE                                            -         100,000         100,000
(0 AND 88,889 SHARES ISSUED IN 2001 AND 2000, RESPECTIVELY)



ISSUANCE OF STOCK - ITEM 3 LEGAL PROCEEDINGS                               149,000               -         149,000
(600,000 AND 0 SHARES ISSUED IN 2001 AND 2000, RESPECTIVELY)
                                                                     --------------  --------------  --------------
                                                                     $   3,722,398   $   1,651,605   $   5,374,003
                                                                     ==============  ==============  ==============



         The accompanying notes are an integral part of this statement.

NOTE 1 - BUSINESS ACTIVITY

The Cyber Group Network (the "Company", "CGPN", "Cyber Group") is a technology driven, Internet based, computer security company with three main areas of focus: Computer Security, Acquisitions and Public Internet Devices. The primary purpose is to continue to transition the Company into a self-sufficient, revenue-generating company, capable of increasing shareholder value. The Company is also very focused on exceeding customer expectations and industry demand.

Cyber Group is a Nevada Corporation, incorporated on September 24, 1998 as Hollywood Entertainment Network, Inc. On May 23, 2000, CGPN purchased 89.1% of Hollywood Entertainment's outstanding common stock for $295,000. Subsequently, CGPN merged with The Cyber Group Network Corporation and then changed its name to The Cyber Group Network Corporation. In addition, on May 23, 2000, immediately prior to the purchase transaction, the Board of Directors of Hollywood Entertainment approved the disposition of the movie rights to a shareholder of Hollywood Entertainment. Therefore, at the time of the transaction, Hollywood Entertainment had minimal assets and liabilities. Accordingly, no pro forma disclosures were made. As the core business changed subsequent to the purchase transaction, the entire amount recorded as goodwill of $295,000 was written off in 2000. This transaction was recorded as a purchase transaction, similar to a reverse merger, whereby the equity section was retroactively restated to reflect the capital structure of Hollywood Entertainment (a recapitalization).


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of The Cyber Group Network Corporation and its wholly owned subsidiary, Cyber Crime Corporation ("Cyber Crime"). During the current fiscal year, no financial activity was maintained in Cyber Crime Corporation. Any intercompany balances and transactions are eliminated in consolidation.


Basis of Presentation
---------------------
The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles that contemplate the Company's continuation as a going concern. For the fiscal year ended December 31, 2001 and from March 21, 2000 (inception) to December 31, 2000 CGPN incurred net losses of $4,902,903 and $4,509,712, respectively. As of December 31, 2001, the Company had a working capital deficit of $717,481. In addition, the Company was in the development stage as of December 31, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern.


Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. The attainment of profitable operations is dependent upon the Company obtaining adequate debt and/or equity financing and developing an effective marketing campaign to generate a consistent cash flow. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Development Stage Enterprise
----------------------------
As of December 31, 2001, CGPN was a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company devoted substantially all of its efforts to its formation, raising capital, research and development and product development. Substantially all losses accumulated since inception are considered to be a part of the Company's development stage activities.


Revenue Recognition
--------------------
Revenue is recognized when services are performed or products are shipped.


Comprehensive Income
--------------------
The Company utilizes SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in these financial statements since the Company did not have any of the items of comprehensive income in the periods presented.


Cash Equivalents
----------------
For the purpose of the statement of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.


Inventory
---------
The Company does not maintain significant inventory levels. Rather, software is manufactured once orders are placed with the Company. As of December 31, 2001 and 2000, the Company's inventory balance was $2,765 and $0, respectively.


Property and Equipment
----------------------
Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives as follows:

                                                      2001               2000
                                                      ----               ----
          Furniture  and  fixtures                   3  years          7  years
          Office  equipment                          3  years          5  years
          Computer  hardware  and  software          3  years          3  years

The Company changed the estimated useful lives for Furniture and Fixtures and Office Equipment from seven (7) and five (5) years to three (3) years, respectively. This depreciation period is preferable because it more appropriately reflects the actual lives of the equipment. This change in estimate resulted in an increase in the Company's net loss by $6,844.

Maintenance and minor replacements are charged to expense as incurred. Gains and losses on disposals are included in the results of operations.


Software Development Costs
--------------------------
Development costs incurred in the research and development of new software products are expensed as incurred until technological feasibility in the form of a working model has been established. The Company did not capitalize any costs as of December 31, 2001, however, CGPN will evaluate its capitalization practices during the next fiscal year.


Notes Payable
-------------
During the fiscal year ended December 31, 2001 and for the period from March 21, 2000 (inception) to December 31, 2000, the Company acquired financing from individual investors and businesses totaling $552,008 and $0, respectively. The interest rates range from 3% to 10% per year and the Company pays 10% per month on one of the loans. All are due during the fiscal year 2002.


License Rights
--------------
On November 30, 2000, the Company entered into a license agreement for certain rights related to the Community Banking Program. Minimal benefit from this license agreement has been received and the Company determined that the remaining asset had little to no remaining value. Therefore, CGPN wrote-off the remaining unamortized balance of $50,558 in December 31, 2001.


Stock-Based Compensation
------------------------
SFAS No. 123, "Accounting for Stock-Based Compensation," established and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation costs are determined using the fair value of stock-based compensation determined as of the date of grant. It is recognized over the periods in which the related services are rendered. For stock-based compensation issued to non-employees, the Company uses the fair value method of accounting under the provision of SFAS No. 123.

The Company adopted only the disclosure provisions of SFAS No. 123. The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock issuances to employees and does not recognize compensation expense for its stock-based compensation other than for restricted stock and options issued to outside third parties.

Stock Split
-----------
On November 23, 2001, the Board of Directors approved a fifteen to one reverse stock split on all of the outstanding common shares of the Company. All references to common shares and loss per common share amounts have been adjusted to reflect the 15-to-1 reverse common stock split. The common shares commenced trading on a post reverse split basis on November 26, 2001.


Fair Value of Financial Instruments
-----------------------------------
The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the financial instruments, including cash, accounts receivable, accounts payable and accrued expenses, the carrying amounts approximate the fair value due to their short maturities.


Advertising
-----------
The Company expenses advertising costs as incurred. CGPN incurred $96,835 and $174,615 in advertising expenses during the fiscal year ended December 31, 2001 and for the period from March 21, 2000(inception) to December 31, 2000, respectively.


Income Taxes
------------
The Company accounts for income taxes under the asset and liability method that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.


Basic and Diluted Loss per Share
--------------------------------
For the fiscal year ended December 31, 2001 and for the period from March 21, 2000 (inception) to December 31, 2000, the Company adopted SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to the basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the fiscal year ended December 31, 2001 and for the period from March 21, 2000 (inception) to December 31, 2000, the Company incurred a net loss. Therefore, basic and diluted losses per share are the same. The common shares used in the weighted average calculation to determine the basic and diluted loss per share reflect post-split share amounts.

Estimates
---------
The preparation of financial statements in conformity with generally accepted accounting principles require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Risk Concentrations
-------------------
The Company places its cash with high quality financial institutions, and at times may exceed the Federal Deposit Insurance Corporation $100,000 insurance limit. As of December 31, 2001, the Company did not have any uninsured cash.

One customer accounted for approximately 14% and 0% of the Company's sales for 2001 and 2000, respectively. Financial instruments potentially subject to concentration of credit risk consist of trade receivables. As of December 31, 2001 and 2000, one of the Company's customers accounted for 100% and 0%, respectively, of the total gross accounts receivable.


Recently Issued Accounting Pronouncements
-----------------------------------------
In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," to provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. Changes in accounting to apply the guidance in SAB No. 101 may be accounted for as a change in accounting principle effective January 1, 2000. The Company adopted this new statement in May 2000 and it does not have a material affect on the consolidated financial statements.

In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," (an Interpretation of Accounting Principles Bulletin Opinion No. 25 ("APB 25")("FIN 44"). FIN 44 provides guidance on the application of APB 25, particularly as it relates to options. The effective date of FIN 44 is July 1, 2000, and the Company adopted FIN 44 as of that date.

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

In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". These statements change the accounting for business combinations, goodwill and other intangible assets in two significant ways. First, SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. Second, SFAS 142 changes the accounting for goodwill from an amortization method to an impairment only method. Accordingly, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that statement, which for companies with calendar year ends, will be January 1, 2002. Certain other intangible assets with indefinite lives are subject to the same rule. The Company expects that the adoption of these new statements will not have a material affect on its consolidated financial statements.

In 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company expects that the adoption of this Statement will not have a material affect on its consolidated financial statements.

In 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement requires that one accounting model be used for long-live assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. That accounting model retains the requirement of FASB No. 121 to measure a long-lived asset classified as held for sale at the lower of its carrying amount or fair value less cost to sell and to cease depreciation (amortization). This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company expects that the adoption of this Statement will not have a material affect on its consolidated financial statements.


NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2001 and 2000 consisted of the following:

                                        2001      2000
                                       -------  --------

  Furniture and fixtures               $50,813  $ 50,263
  Office equipment                      16,209    11,711
  Computer hardware and software        58,485    53,138
                                       -------  --------

                                       125,507   115,112
  Less accumulated depreciation         51,683    20,427
                                       -------  --------

    TOTAL                            $  73,824  $ 94,685
                                     =========  ========

Depreciation expense for the fiscal year ended December 31, 2001 and for the period from March 21, 2000 (inception) to December 31, 2000 was $31,256 and $20,427, respectively.

NOTE 4 - LICENSE RIGHTS

On November 30, 2000, the Company entered into a license agreement related to the Community Banking Program (the "Program"), whereby CGPN acquired the right, in perpetuity, for $70,000, to implement, use, and modify the Program to engage in the business of promotion, advertising, merchandising, and the distribution of debit cards used in banking transactions. In accordance with this agreement, the sellers retained the right to use the Program. The Company determined that this program had a useful life of three years. During the current fiscal year, the Company was not satisfied with the direction of the program and the anticipated future costs were deemed to be excessive. As a result, the Company wrote-off the remaining asset balance of $50,558 in December 2001.


NOTE 5 - CONVERTIBLE REDEEMABLE DEBENTURES

May 2000 Debentures
-------------------
On May 17, 2000, the Company issued Series A Senior Subordinated Convertible Redeemable Debentures (the "May 2000 Debentures") with a face amount totaling $1,000,000, at a 10% discount, to three purchasers in the amounts of $333,333, $333,333, and $333,334. The May 2000 Debentures were issued in denominations of $10,000 with accrued interest at 8% per annum, commencing May 17, 2000, and were originally due on May 17, 2002.

The Company paid interest by issuing common stock equal to the total monthly interest accrued divided by 70% of the lowest closing bid price of the common stock for the three consecutive trading days immediately preceding the date of the monthly interest payment. At any time after 90 days from the issuance of the May 2000 Debentures, the Company had the option to pay the holder 125% of the principal amount of the debenture, in full, to the extent the debenture had not been converted.

Related to this issuance, the Company recorded interest expense totaling $832,540 in fiscal year 2000 related to the beneficial conversion feature of the debentures.

As of December 31, 2000, the holders of the May 2000 Debentures converted $1,000,000 into 790,241 shares of our common stock (reflective of reverse split) and accrued interest of $4,293 into 3,817 shares of common stock (reflective of reverse split). Conversion prices ranged from approximately $0.03 to $0.16. In relation to this transaction, the Company recorded interest expense totaling $100,000 in fiscal year 2000 for the issuance of 88,889 shares of common stock (reflective of reverse split) in exchange for a 10% discount in cash totaling $100,000.


December 2000 Debentures
------------------------
On December 11, 2000, the Company entered into an agreement to issue Series SPA Senior Subordinated Convertible Redeemable Debentures (the "December 2000 Debentures") with a face amount totaling $1,000,000, at a 10% discount, to three purchasers in the amounts of $333,333, $333,333, and $333,334. The December 2000 Debentures were issued in denominations of $10,000, accrued interest at 8% per annum, commencing December 11, 2000, and were originally due on December 11, 2002. As of December 31, 2001 and 2000, total funds raised under the December 2000 Debentures were $375,001 and $458,677, respectively.

The Company paid interest by issuing common stock equal to the total monthly interest accrued divided by 75% of the lowest closing bid price of the common stock for the three consecutive trading days immediately preceding the date of the monthly interest payment. At any time after 90 days from the issuance of the December 2000 Debentures, the Company had the option to pay the holder 125% of the principal amount of the debenture, in full, to the extent the debenture had not been converted.

Related to this issuance, the Company recorded interest expense related to the beneficial conversion feature of the December 2000 Debentures for the fiscal year ended December 31, 2001 and for the period from May 23, 2000 (Inception) to December 31, 2000 totaling $218,922 and $99,751, respectively.

As of December 31, 2001 and 2000, the holders of the December 2000 Debentures converted $873,345 and $271,500 and into 917,904 and 260,519 shares of common stock (reflective of reverse split), respectively. Conversion prices ranged from approximately $0.06 to $0.09.


NOTE 6 - COMMITMENTS AND CONTINGENCIES

Leases
------
The Company leases its facility under an operating lease that expires in August 2002. The future minimum aggregate lease payment remaining under the operating sublease at December 31, 2001 is $18,272.

Rent expense was $68,484 and $22,224 during the fiscal year ended December 31, 2001 and for the period from March 21, 2000 (inception) to December 31, 2000, respectively.


Consulting Agreement
--------------------
On June 1, 2000, the Company entered into a three-year consulting agreement with the Chairman of the Board of Directors for certain consulting services as requested by the Company. In accordance with the agreement, the consultant receives an annual nonrefundable $20,000 retainer, payable on June 1 of each year. Any services rendered by the consultant are first deducted from the retainer, and any subsequent services are billed at an hourly rate of $150. The Company also pays the consultant an annual bonus based upon the attainment of certain financial and strategic goals, with an annual minimum bonus of $10,000. In addition, the Company is to transfer to the consultant 10,000 shares of common stock each year during the term of the agreement. During the most recent fiscal year, the Company did not make all of the payments due under this contract. As of December 31, 2001, the Company owed the consultant approximately $30,000. As a result, the consultant agreed to accept the payments for this year's compensation during the next fiscal year, or whenever it is financially feasible by the Company to make the payments.

If the consulting agreement is terminated during the term of the agreement, then the Company is to pay the consultant an amount equal to twice the sum of the annual retainer and the consultant's highest gross bonus award paid prior to the year of termination, in addition to certain other accrued obligations.

Employment Agreements
---------------------
On November 9, 2001, the Company entered into a five-year employment agreement with the Chief Financial Officer. In accordance with the agreement, the Company pays an annual base salary of $150,000 with $100,000 for the first year payable up front in the form of restricted stock. The remaining $50,000 is to be paid in the form of cash, stock, stock options or a combination, thereof. As a result of agreeing to this payment method, the Company issued the employee 133,333 shares of common stock (reflective of reverse split) prior to the execution of this agreement. The employee has the ability to receive a maximum of 50% of her base salary in performance and company based incentive bonuses. Employee is also eligible to participate in the employee stock option plan.

On May 1, 2001, the Company entered into a ten-year employment agreement with the Founder and now former Chief Executive Officer. In accordance with the agreement, the Company agreed to pay a signing bonus of $500,000, an annual base salary of $200,000, incentives and other bonuses. To date, the Company has not paid the signing bonus and CGPN also owes back payments. The Company plans to make these payments before the end of the fourth quarter 2002 in the form of cash, stock or a combination thereof. In March 2002, the employee rendered his temporary resignation due to the receipt of a forty-eight (48) month sentencing for his felony conviction prior to the creation of the Company (as noted in Item 9 of this Form 10K-SB). Upon his resignation, he was subsequently hired as a consultant with the Company.

On June 24, 2000, the Company entered into an employment agreement with the former Director of Public Relations. In accordance with the agreement, the Company paid an annual salary of $30,000 and an annual bonus of $10,000. In May 2001, the employee left the Company and this agreement was terminated.

On March 21, 2000, the Company entered into a five-year employment agreement with the former Chief Administrative Officer. In accordance with the agreement, the Company paid an annual salary of $50,000 and an annual bonus of not less than 50% of the base salary, in addition to certain other bonuses. These bonuses were paid in the form of cash, stock, stock options or a combination, thereof. In October 2001, the employee was terminated with cause and this employment agreement was terminated.

On February 25, 2000, the Company entered into an employment agreement with the former Assistant Director of Research and Development. In accordance with the agreement, the Company paid an annual salary of $24,000 and an annual bonus of $10,000. In addition, the agreement stipulated that the Company pay a $1,000 bonus for every 1,000 units of products sold, subject to certain conditions. This bonus was never paid, as the employee did not meet the quota to receive the $1,000 per unit bonus. In May 2001, the employee and this agreement contract were terminated.


Litigation
----------
In December 2001, the Company filed a civil lawsuit, in the United States District Court Central District of California, against a former Officer and Board of Director, a former employee and other individuals not associated with the Company. This lawsuit alleges that the former Officer used her confidential relationship with the Company to conceal her personal use of company funds, make unauthorized stock issuances and cash loans to outside business partners and/or family. The Company alleges that these acts were committed in a manner intended to defraud the Company and divert funds to the other co-conspirators named in the lawsuit. As of the date of this filing, all of the defendants named have defaulted as they failed to respond to the legal complaint. The Company is currently taking the necessary steps to begin recovery of the stolen funds. As of December 31, 2001, CGPN recorded an $87,413 non-current receivable related to this lawsuit. To date, CGPN can provide no assurance as to the collectibility of these funds. As a result, the Company established a fifty percent reserve that is reflected in the $87,413 balance.

The Company is involved in certain legal proceedings and claims that arise in the normal course of business. The Company does not believe that the outcome of these matters will have a material adverse effect on its financial position or results of operations.


NOTE 7 - SHAREHOLDERS' EQUITY

Common Stock
------------
During the fiscal year ended December 31, 2001 and for the period from March 21, 2000 (inception) to December 31, 2000, the Company converted $603,845 and $1,271,500 of its Series A and Series SPA Subordinated Convertible Redeemable Debentures into 657,385 and 1,050,760 shares of common stock (reflective of reverse split), respectively. In relation to these transactions, the holder of the debentures converted accrued interest totaling $0 and $4,293 in 2001 and 2000, respectively. This accrued interest resulted in the issuance of 0 and 3,817 shares (reflective of reverse split) in 2001 and 2001, respectively.

During the fiscal year ended December 31, 2001 and for the period from March 21, 2000 (inception) to December 31, 2000, the Company issued 13,350,675 and 608,519 shares of common stock (reflective of reverse split) for services rendered valued at $2,765,853 and $1,278,200, respectively. The services were valued at the fair market value of the stock on the date of issuance.

During the fiscal year ended December 31, 2001 and for the period from March 21, 2000 (inception) to December 31, 2000, the Company issued 1,998,841 and 83,487 shares of common stock (reflective of reverse split) as compensation totaling $594,295 and $243,455, respectively. These transactions were valued at the fair market value of the stock on the date of issuance.

During the fiscal year ended December 31, 2001 and for the period from March 21, 2000 (inception) to December 31, 2000, the Company issued 0 and 18,333 shares of common stock (reflective of reverse split) as donations to nonprofit organizations valued at $0 and $29,950, respectively. These transactions were valued at the fair market value of the stock on the date of issuance.

During the fiscal year ended December 31, 2001 and for the period from March 21, 2000 (inception) to December 31, 2000, the Company issued 0 and 88,889 shares of common stock (reflective of reverse split) as interest expense totaling $0 and $100,000, respectively.

During the fiscal year ended December 31, 2001 and for the period from March 21, 2000 (inception) to December 31, 2000, the Company issued options (net of those terminated) to employees and Board of Directors to purchase 6,255,972 and 4,250,000 shares of common stock.

Stock Options
-------------
The Company adopted only the disclosure provisions of SFAS No. 123. It applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock issuances to employees and does not recognize compensation expense for its stock-based compensation other than for restricted stock and options issued to outside third parties.

If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts for the fiscal year ended December 31, 2001 and for the period from March 21, 2000 (inception) to December 31, 2000:

                                  December 31, 2001  December 30, 2000
                                  -----------------  -----------------
       Net loss
          As reported             $     (4,902,903)  $     (4,509,712)
          Pro forma               $     (4,810,654)  $     (4,888,629)
     Basic loss per common share
          As reported             $          (0.56)  $          (2.87)
          Pro forma               $          (0.55)             (3.11)


The reported and basic loss per common share amounts were recalculated using the common shares reflective of the reverse split. For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the fiscal year ended December 31, 2001: dividend yield of 0%, expected volatility of 364% and risk-free interest rate ranging from 1.7% to 2.3%. No options were issued during the period where the exercise price exceeded the stock price at the date of grant.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the Company's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.


Other Stock Options
-------------------
During the fiscal year ended December 31, 2001 and for the period from March 21, 2000 (inception) to December 31, 2000, the Company issued options to consultants to purchase 0 and 233,333 shares of common stock (reflective of reverse split). In relation to these transactions, the Company recorded consulting expenses totaling $0 and $220,000, respectively.


The following table summarizes the Company's stock option transactions for the fiscal year ended December 31, 2001:

                                           Adjusted
                     Stock       Stock       Stock      Stock      Stock
                    Options     Options     Options    Options    Options
Prices              Granted    Terminated   Granted   Exercised  Remaining
----------------  -----------  ----------  ---------  ---------  -----------
25% of Stock       10,521,442   4,265,470  6,255,972  6,255,972            -
Market Value
At Exercise Date


NOTE 8 - RELATED PARTY TRANSACTIONS

During the fiscal year ended December 31, 2001 and for the period from March 21, 2000 (inception) to December 31, 2000, the Company made certain advances to and had loans from its now former Chief Executive Officer and other related individuals. As of December 31, 2001 and 2000, the total net loans due to related parties totaled $28,362 and $4,744, respectively.

As of December 31, 2001 and 2000, the Company had a loan payable to a related party totaling $52,210.


NOTE 9 - INCOME TAXES

As of December 31, 2001, the Company had approximately $9,400,000 in net operating loss carryforwards that may be offset against future taxable income. No provision for income taxes for the fiscal year ended December 31, 2001 or for the period from March 21, 2000 (inception) to December 31, 2001 was made since the Company incurred a loss during these periods. The deferred income tax benefit of the loss carryforward is the only significant deferred income tax asset or liability. It has been offset by a valuation allowance of the same amount since the Company does not believe the recoverability of this deferred tax asset is likely. Accordingly, no deferred income tax benefit has been recognized in these financial statements.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURES
---------------------

Refer to Item 13, Exhibit I incorporated in this Form 10-KSB filing.


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
--------------------------------------------------------------------------------
WITH SECTION 16(A) OF THE EXCHANGE ACT
--------------------------------------

The names and positions of the Company's directors, executive officers, and significant employees are as follows:

Name                      Age          Position         Appointed
------------------------  ---  -------------------  -----------------
Thomas Hobson              42  Chairman - Director   March 21, 2000

R. Scott Cramer            38  Board of Director,    November 8, 2001,
                               Interim CEO           March 8, 2002

Richard Serrano            39  Board of Director,    March 8, 2002
                               Interim President

Danette Garrett            28  Board of Director,    October 8, 2001
                               CFO                   November 9, 2001
                               COO                   March 8, 2002

Hector Berrellez           55  Board of Director     November 8, 2001

Gregory Evans              33  Board of Director     May 1, 2000 - March 8, 2002
                               CEO                   May 1, 2000 - March 8, 2002
                               Consultant            March 8, 2002


THOMAS HOBSON
-------------
Thomas Hobson was appointed to the Board as Chairman on March 21, 2000. Mr. Hobson also served as the Company's Interim President from September 28, 2000 through January 8, 2001. As Chairman of the Board, Mr. Hobson is paid $70,000 per year in cash, stock, stock options, or a combination, thereof.

From 1996 through 1998, Mr. Hobson was the Director of Operations for Sempra Energy. In 1998, he was promoted to Director of Consumer Products and Services where he was accountable for the profit and loss for all consumer related in-house products and services. He also assisted in the development of the expansion strategy to position the company as a national distributor of energy, communications and information based services. He was again promoted to Manager of Partnership Marketing for Sempra Energy. In this position he worked to develop strategic partnerships that enhanced the company's brand positioning and business return, along with obtaining and managing selected sports and entertainment properties and targeted events. Currently, Hobson is the Manager of Alliance Marketing for California Federal Bank. In this position Hobson develops and manages partnerships that enhance the company's brand position.

Thomas Hobson is currently under a three year Consulting and Professional Services Agreement with the Company. This contract expires on June 30, 2003. His responsibilities include all tasks and services requested by the Company, above and beyond the duties performed as a director, during the term of this agreement. The compensation called for under this agreement includes a $20,000 retainer per year and an annual performance bonus of $10,000. Either party, at anytime for just cause, can terminate this agreement.


Richard Serrano was appointed to the Board and accepted the Interim President position on March 8, 2002. As a Board of Director, Mr. Serrano is paid $50,000 per year in cash, stock, stock options or a combination, thereof.

Mr. Serrano is currently the President and CEO of Team400, Inc. in Montebello, CA. Team400, Inc. is a high technology company specializing in the sale of Security Software, Computer Forensic Recovery Services, Computer Systems Security Consulting, Systems Integration and Security Policy Development and Adherence. Serrano is responsible for the day-to-day operations along with developing strategic marketing strategies. Serrano's previous experience includes the position of Vice President of Sales and Marketing at Palace Guard Software, Inc. in Long Beach, CA. Here, he was directly responsible for the inception and management of various revenue-generating ventures, including the development of a successful in-house security project for sale in the Midrange Computing market.


Danette Garrett was appointed to the Board on October 8, 2001 and accepted the Chief Financial Officer position effective November 9, 2001. Garrett accepted the Chief Operating Officer position on March 8, 2002. As a Board of Director, Ms. Garrett is paid $50,000 per year in cash, stock, stock options or a combination, thereof.

Ms. Garrett began her accounting career in 1995 at Ernst & Young, LLP where she was a Staff Auditor. In 1997, Ms. Garrett accepted a Financial Analyst position with Heller Financial. Here, Garrett was responsible for auditing and reviewing existing and potential customers to ensure compliance with contractual rules and regulations. In 1999, Ms. Garrett accepted the Supervisor of Financial Reporting position with Warner Bros (WB). At WB, she analyzed her assigned division's financial statements, compiled financial results and reported findings to upper management. Most recently, Garrett was the Accounting Supervisor at DIRECTV where she maintained the monthly accounting tasks, the evaluation and tracking of purchase accounting reserves and regular communication with Hughes corporate.


R. Scott Cramer was appointed to the Board on November 8, 2001 and accepted the Interim Chief Executive Officer position on March 8, 2002. As a Board of Director, Mr. Cramer is paid $50,000 per year in cash, stock, stock options or a combination, thereof.

Mr. Cramer is currently the President of Cramer & Associates, a firm specializing in retirement management, estate planning and investments. Cramer has held this position for many years and has built a solid standing in the investment field. Mr. Cramer currently resides in Florida and will not relocate to California while performing his duties as the Interim CEO.


Hector Berrellez was appointed to the Board on November 8, 2001. As a Board of Director, Mr. Berrellez is paid $50,000 per year in cash, stock, stock options or a combination, thereof.

Mr. Berrellez has twenty-seven years of experience in local, state and federal law enforcement. Berrellez also has extensive experience in developing international investigations.


Gregory Evans was appointed to the Board and accepted the Chief Executive Officer position on May 1, 2001. Evans remained in these positions until his temporary resignation on March 8, 2002 (refer to Item 13, Exhibit 2). Upon his resignation, the Company hired Evans as a consultant.

Mr. Evans is the Founder of the Company and has dedicated most of his time to its development. Evans is responsible for the E-Snitch and PPIRT software products and also wrote the novel, Memoirs of a Hi-Tech Hustler, along with
                                   ----------------------------
other ghostwriters.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
-------------------------------------------------------
Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Directors and Executive Officers, and persons who own more than ten percent of a registered class of equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of our Company. Officers, Directors and greater than ten-percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended December 31, 2001, our officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements. However, all of our current Board of Directors and Officers filed their FORM 3, Initial Statement of Beneficial Ownership of Securities, with the SEC after the ten day designated deadline.


ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

SUMMARY COMPENSATION TABLE

                                          ANNUAL
                                       COMPENSATION
                              -------------------------------
NAME AND PRINCIPAL                                                  OTHER
     POSITION           YEAR    SALARY           BONUS            COMPENSATION
----------------------- ----  ----------  -------------------  ---------------------
Gregory D. Evans (1)    2001  $  200,000            $ 100,000  $500,000 plus options
Former CEO

Danette Garrett  (2)    2001  $  150,000  $  30,000 - $75,000  2,000,000 options
CFO

Footnotes:
(1) As of December 31, 2001, Mr. Evans was the Chief Executive Officer of the Company. On March 8, 2002, he temporarily resigned from this position and was hired as a consultant. Although Mr. Evan's employment contract stipulates an annual salary and bonus of $200,000 and $100,000, respectively, he only received $52,475 in cash (unaudited) during the most recent fiscal year. This is primarily due to the Company being in the development stages for most of the year. In addition, Mr. Evans was issued 766,667 shares of stock (reflective of reverse split) during the year. The Company recorded a payroll expense totaling $529,500 for these issuances. This amount was calculated using the fair market value of the stock on the date of issuance. The $500,000 in "Other Compensation" represents a signing bonus due to Mr. Evans. In December 2001, the Company issued Mr. Evans 5,555,555 in restricted stock to compensate him for a portion of this bonus. Subsequent to the fiscal year-end, this issuance was returned to treasury and may be re-issued during 2002. As such, no expense was recorded for this issuance in fiscal year 2001.


(2) Of the $150,000 annual base salary, Ms. Garrett agreed to take the first $100,000 of her base up front in restricted stock. The Company issued Ms. Garrett 5,000,000 shares of restricted common stock subsequent to the fiscal year end. The remaining $50,000 is to be paid in either cash, stock, stock options or a combination, thereof. From November 9, 2001 through December 31, 2001, Ms. Garrett exercised 156,250 option shares. The Company recorded an expense of $14,063 related to these options. As a signing bonus, the Company issued Ms. Garrett 133,333 shares of stock (reflective of reverse split). The Company recorded an expense totaling $28,000 as a result of this issuance. The expense was calculated using the fair market value of the stock at the date of issuance.

     Ms. Garrett's employment contract is for a term of five years and expires on November 9, 2006.


STOCK OPTIONS GRANTED IN LAST FISCAL YEAR
-----------------------------------------
During the fiscal year 2001, the Company issued certain stock options to its employees and officers for bonuses and incentives. The stock option plan requires the employees to exercise options monthly, after the completion of a full calendar month of service. As of December 31, 2001, all earned options were exercised. Therefore, there was no deferred compensation recorded as of December 31, 2001. The total options granted during the fiscal year totaled 10,521,442, of which 4,265,470 were terminated. The options were terminated due to normal attrition and the termination of the former CAO. Therefore, the net options granted and remaining at December 31, 2001 totaled 6,255,972 and 0, respectively.

The exercise price of the stock options is 25% of the market value of the stock on the day(s) of exercise. The Company recognizes the expense for options upon the sale by the employees and/or officers. During the fiscal year, the Company reported an expense of $226,248 for the options exercised and $0 in deferred compensation for all options remaining as of December 31, 2001.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------
The following table sets forth certain information as of December 31, 2001, with respect to the beneficial ownership of Common Stock by: (i) all persons known by the Company to be beneficial owners of more than 10% of Common stock, (ii) each director and named executive officer, and (iii) by all executive officers and directors as a group.

                              Shares Beneficially         Percentage of Shares
Name and Address                    Owned                     Outstanding
----------------              -------------------         ---------------------
Thomas Hobson                             422,917                     2%
Chairman
720 E. Carnegie Dr, #200
San Bernardino, CA 92408

Danette Garrett                           289,583                     1%
CFO/Director
720 E. Carnegie Dr, #200
San Bernardino, CA 92408


R. Scott Cramer                           156,250                     1%
Director
720 E. Carnegie Dr, #200
San Bernardino, CA 92408

Hector Berrellez                          156,250                     1%
Director
720 E. Carnegie Dr, #200
San Bernardino, CA 92408

Gregory Evans                           6,111,805                    25%
Former CEO & Former Director
720 E. Carnegie Dr, #200
San Bernardino, CA 92408

Total ownership by officers
and directors                           7,136,805                    29%


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------
There were no actual or proposed transactions that occurred over the past two years, to which any person related to the issuer had or is to have a direct or indirect material interest as set forth in item 404 of Regulation S-B of the Securities and Exchange Act of 1933.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

EXHIBIT I: Form 8-K Disagreement with Former Accountant - Amended 8-K

                     U.S. SECURITIES AND EXCHNAGE COMMISSION
                             Washington, D.C. 20549

                               Form 8-K - AMENDED

                                 Current Report

                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        Date of Report (Date of earliest event reported): October 3, 2001

                       THE CYBER GROUP NETWORK CORPORATION
                       -----------------------------------
             (Exact name of registrant as specified in its chapter)

                                     NEVADA
             (State or Jurisdiction of incorporation or origination)

                                    000-28153
                            (Commission File Number)


                     (I.R.S. Employer Identification Number)


     720 E. Carnegie Dr. Suite 200, San Bernardino, Ca          92408
     -------------------------------------------------          -----
      (Address of principal executive offices)                   (Zip Code)


                 Registrant's telephone number:  (909) 890-9769
                                                 --------------

Item 4.          CHANGE IN REGISTRANT'S CERTIFYING ACCOUNTANT - AMENDED

     (a) The purpose of this filing is to clarify the types of disagreements encountered with our previous independent accountants, Singer Lewak Greenbaum & Goldstein LLP (SLGG). As previously reported, SLGG resigned as our independent accountants on September 7, 2001 and the accountant's report on the financial statements for the year ended December 31, 2000 contained an unqualified opinion with an explanatory paragraph due to the uncertainty about the Company's ability to continue as a going concern.

          The termination of SLGG's relationship with the Company occurred due to both lack of communication and a disagreement with our June 2001 quarterly filing. The lack of communication was primarily due to general activities. Regarding the disagreement, SLGG believes that the financial statements for the quarter ended June 2000 are misstated. SLGG claims that there were some year-end audit adjustments, booked in December 2000, related to the June 2000 quarter. As such, SLGG believes that the respective adjustments should be reflected in the appropriate categories in the June 2001 quarterly filing.

          In October 2001, we engaged our current accountants, Moore Stephens Frazer & Torbet LLP (MSFT). The Company's Board of Directors approved this decision. Prior to their acceptance of this engagement, we discussed with MSFT the nature of our disagreements with SLGG and they subsequently discussed them with SLGG. The Company did not seek MSFT's advice on any accounting matter prior to the acceptance of this engagement.

          Both the company and MSFT agree that we must review the June 2000 statements and file an amended filing, if necessary. We plan on performing this review upon completion of our annual audit. Given this, we should have idea of the necessity of an amended filing before the end of the second quarter of 2002.



                                    SIGNATURE

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.


                                           THE CYBER GROUP NETWORK CORPORATION

DATED:  March 29, 2002                      _______________________________
                                           By:  /s/  Danette Garrett
                                           Danette Garrett
                                           Chief Financial Officer

EXHIBIT II:  FORM 8-K - Sentencing of Chief Executive Officer
-------------------------------------------------------------

                         Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 8-K
                                 Current Report
     Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Date of Report: February 4, 2002

                       The Cyber Group Network Corporation
             (Exact Name of Registrant As Specified in Its Charter)

           Nevada                        000-28153
(State Or Other Jurisdiction      (Commission File Number)      (IRS Employer
Of Incorporation Or Organization)                            Identification No.)

            720 E. Carnegie Dr., Suite 200, San Bernardino, CA 92408 (Address of Principal Executive Offices, Including Zip Code)

                                 (909) 890-9769
              (Registrant's Telephone Number, Including Area Code)

Item 5.     Other Events

     This Form 8-K is being filed to report the sentencing of our chief executive officer, Gregory D. Evans, in a criminal case named USA v. Evans, Case Number CR98-1154-DT, in the U.S. District Court, Central District of California. In November 1998, Mr. Evans pleaded guilty to federal conspiracy and wire fraud charges related to fraudulently obtaining more than 125 toll-free phone numbers from phone companies that were never paid for. Mr. Evans and a now defunct company that Mr. Evans controlled named ICB Telecommunications Corporation d/b/a Connect America took part in the conspiracy and fraud. Mr. Evans was president of Connect America.

     On February 4, 2002, Mr. Evans was sentenced to 24 months in federal prison with any credit for time he already served which will be determined by the Bureau of Prisons, and was ordered to pay more than $9 million in restitution. Mr. Evans was also ordered to pay $7,500 in fines. Mr. Evans is scheduled to self-surrender on March 18, 2002.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 8-K to be signed on its behalf by the undersigned hereunto duly authorized.

                               THE CYBER GROUP NETWORK CORPORATION


                               -------------------------------------------------
Date: February 7, 2002         By: /s/ Gregory D. Evans, Chief Executive Officer
                               Gregory D. Evans, Chief Executive Officer

INDEX TO EXHIBITS

Exhibit             Name  and/or  Identification  of  Exhibit
-------             -----------------------------------------
Number
------

3   Articles of Incorporation & By-Laws
          (a)  Articles of Incorporation of the     Rendered as Previously Filed
               Company filed October 29, 1999       ----------------------------
          (b)  By-Laws  of  the Company adopted
               November  1,  1999                   Rendered as Previously Filed
                                                    ----------------------------
10  Material Contracts
               If Applicable
23  Consent Letters
               Incorporated

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CYBER GROUP NETWORK CORPORATION

Date:  April 15, 2002
       --------------
                                    By:
                                        -----------------------------
                                        Thomas Hobson
                                        Chairman, Board of Directors

                                        -----------------------------
                                        Richard Serrano
                                        President, Board of Director

                                        -----------------------------
                                        R. Scott Crammer
                                        Chief Executive Officer
                                        Board of Director

                                        -----------------------------
                                        Danette Garrett
                                        Chief Financial Officer
                                        Board of Director

                                        -----------------------------
                                        Hector Berrellez
                                        Board of Director