Form 10QSB
period 2002-03-31
CYBER GROUP NETWORK CORP
filed 2002-05-15
CIK 1076939

United States
                       Securities And Exchange Commission
                             Washington, D.C. 20549
                                   FORM 10-QSB

                                   (Mark One)

     [X]  Quarterly Report Pursuant To Section 13 Or 15 (d) Of The Securities
                              Exchange Act Of 1934
                 For the quarterly period ended: March 31, 2002

                                       Or

     [ ]  Transition Report Pursuant To Section 13 Or 15 (d) Of The Securities
                              Exchange Act Of 1934

        For the transition period from                to
                                       --------------    ---------------


                       Commission File Number:  000-28153


                      The Cyber Group Network Corporation
             (Exact name of registrant as specified in its charter)


          Nevada                                       33-0901534
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation of origination)



720 E. Carnegie Dr Suite 200 San Bernardino, CA           92408
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



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date: 57,518,006

                      THE CYBER GROUP NETWORK CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                        CONSOLIDATED FINANCIAL STATEMENTS
                      AS OF MARCH 31, 2002(UNAUDITED) AND
                      DECMEBER 31, 2001 AND FOR THE THREE
                                  MONTHS ENDED
                      March 31, 2002 AND 2001 (UNAUDITED)



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

                                        THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
                                                             (DEVELOPMENT STAGE COMPANIES)
                                                               CONSOLIDATED BALANCE SHEETS
                                          MARCH 31, 2002 (UNAUDITED) AND DECEMBER 21, 2001
==========================================================================================


                                                                MARCH 31,    DECEMBER 31,
                                                                   2002          2001
                                                               ------------  -------------
                              ASSETS                            (unaudited)
CURRENT ASSETS

CASH                                                                     -          8,053
ACCOUNTS RECEIVABLE, NET                                             3,419         19,146
INVENTORY                                                            1,888          2,765
PREPAID EXPENSES                                                   291,250         28,453
                                                               ------------  -------------
    TOTAL CURRENT ASSETS                                           296,557         58,417

OTHER RECEIVABLES, NET                                              87,413         87,413
PROPERTY ANY EQUIPMENT, NET                                         65,155         73,824
DEPOSIT                                                              2,775          1,940
                                                               ------------  -------------
      TOTAL ASSETS                                                 451,900        221,594
                                                               ============  =============
                LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES                                                120,866        104,576
ACCRUED EXPENSES                                                    38,346         38,742
LOAN PAYABLE                                                       474,834        552,008
PAYABLE TO RELATED PARTY                                            52,210         52,210
DUE TO OFFICERS, NET                                                54,954         28,362
                                                               ------------  -------------
    TOTAL CURRENT LIABILITIES                                      741,210        775,898
                                                               ------------  -------------
SHAREHOLDERS' DEFICIT
PREFERRED STOCK, $0.001 PAR VALUE
    20,000,000 SHARES AUTHORIZED
    2,000,000 (UNAUDITED) AND 0 SHARES ISSUED AND OUTSTANDING        2,000          2,000


COMMON STOCK, $0.001 PAR VALUE
    500,000,000 SHARES AUTHORIZED
    57,518,006 (UNAUDITED) AND 24,756,661 SHARES ISSUED
      AND OUTSTANDING                                               57,518         24,756
ADDITIONAL PAID-IN CAPITAL                                       9,955,406      8,831,555
DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE                   (10,304,234)    (9,412,615)

                                                               ------------  -------------
      TOTAL SHAREHOLDERS' DEFICIT                                 (289,310)      (554,304)
                                                               ------------  -------------

      TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                  451,900        221,594
                                                               ============  =============



          The accompanying notes are an integral part of this statement

THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
(DEVELOPMENT STAGE COMPANIES)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (UNAUDITED) AND
FOR THE PERIOD FROM MARCH 21, 2000 (INCEPTION) TO MARCH 31, 2002
(UNAUDITED)
=============================================================================================

                                                                                   FOR THE
                                                                                 PERIOD FROM
                                                   FOR THE         FOR THE        MARCH 21,
                                                    THREE           THREE           2000
                                                MONTHS ENDED    MONTHS ENDED   (INCEPTION)TO
                                                  MARCH 31,       MARCH 31,       MARCH 31,
                                                    2002            2001            2002
                                                -------------  ---------------  -------------
REVENUE                                               11,575                -        185,380
COST OF SALES                                         (5,690)               -        (33,428)
SELLING, GENERAL, AND ADMINISTRATIVE                (887,188)        (998,792)    (8,691,472)
                                                -------------  ---------------  -------------
LOSS FROM OPERATIONS                                (881,303)        (998,792)    (8,539,520)
                                                -------------  ---------------  -------------
OTHER EXPENSE
      IMPAIRMENT OF GOODWILL                               -                -       (295,000)
      INTEREST EXPENSE                               (10,316)        (280,366)    (1,469,714)
                                                -------------  ---------------  -------------
       TOTAL OTHER EXPENSE                           (10,316)        (280,366)    (1,764,714)
                                                -------------  ---------------  -------------
NET LOSS                                            (891,619)      (1,279,158)   (10,304,234)
                                                =============  ===============  =============
BASIC AND DILUTED LOSS PER SHARE                        (.03)            (.40)         (1.12)
                                                =============  ===============  =============

AVERGARE SHARES USED TO COMPUTE LOSS PER SHARE    35,585,559        3,201,930      9,224,319
                                                =============  ===============  =============


          The accompanying notes are an integral part of this statement

THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
(DEVELOPMENT STAGE COMPANIES)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (UNAUDITED) AND
FOR THE PERIOD FORM MARCH 21, 2000 (INCEPTION) TO MARCH 31, 2002 (UNAUDITED)
=================================================================================================



                                                           FOR THE     FOR THE        FOR THE
                                                            THREE       THREE       PERIOD FROM
                                                            MONTHS      MONTHS    MARCH 21, 2000
                                                             ENED       ENDED     (INCEPTION) TO
                                                          MARCH 31,   MARCH 31,      MARCH 31,
                                                             2002        2001          2002
                                                          ----------  ----------  ---------------
               NET CASH USED IN OPERATING ACTIVITIES       (152,314)   (412,909)      (2,288,584)

CASH FLOWS FROM INVESTING ACTIVITIES

    PURCHASE OF PROPERTY AND EQUIPMENT                       (1,589)     (2,846)        (127,095)
    PURCHASE OF LICENSE RIGHTS                                    -           -          (70,000)
                                                          ----------  ----------  ---------------

               NET CASH USED IN INVESTING ACTIVITIES         (1,589)     (2,846)        (197,095)
                                                          ----------  ----------  ---------------

CASH FLOWS FROM FINANCING ACITIVITIES

    REPAYMENT OF LOANS                                       (5,000)          -           (5,000)
    PROCEEDS FROM LOANS                                     142,503           -          694,522
    PROCEEDS FROM ISSUANCE OF CONVERTIBLE DEBT                    -     375,001        1,787,810
                                                          ----------  ----------  ---------------

               NET CASH PROVIDED BY FINANCING ACTIVITIES    137,503     375,001        2,477,332
                                                          ----------  ----------  ---------------

                  NET DECREASE IN CASH                      (16,400)    (40,754)          (8,347)

CASH, BEGINNING OF PERIOD                                     8,053      48,549                -

                                                          ----------  ----------  ---------------
CASH, (DEFICIT) END OF PERIOD                                (8,347)      7,795           (8,347)
                                                          ==========  ==========  ===============


          The accompanying notes are an integral part of this statement

THE CYBER GROUP NETWORK CORPORATION AND
SUBSIDIARY (DEVELOPMENT STAGE COMPANIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002 (UNAUDITED)
================================================================================

NOTE 1  -  BUSINESS  ACTIVITY

The Cyber Group Network Corporation is a southern California based cyber security company focused on providing the latest software and hardware solutions to the cyber security industry. The company has completed development of a revolutionary computer security software product, Password Protection Information Retrieval Technology (PPIRT). PPIRT is currently being sold to consumers and businesses throughout the country. Additionally, The Cyber Group has several other security related technologies under development. The most prominent is the E-Snitch, a computer information retrieval and tracking system. E-Snitch is a hardware solution that enables a user to wirelessly track a lost or stolen computer. Additionally, a user will be able to wirelessly and remotely retrieve and / or destroy data that is housed on a lost or stolen computer. The company is poised to become a revolutionary developer of innovative products in the cyber security industry.


NOTE 2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of The Cyber Group Network Corporation and its wholly owned subsidiary, Cyber Crime Corporation ("Cyber Crime"). During the period from March 21, 2000 (inception) to March 31, 2002 Cyber Crime did not engage in any activities. Any intercompany balances and transactions are eliminated in consolidation.

Going Concern Issues
--------------------
The Company has received reports on its financial statements for the period ending December 31, 2001 and 2000 from its current and previous independent auditors that includes explanatory paragraphs describing the Company's uncertainty to continue as a going concern. These financial statements contemplate the ability to continue as such and do not include any adjustments that might result from this uncertainty.

Development Stage Enterprise
----------------------------
The Company is a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is devoting substantially all of its present efforts to its continued formation and fundraising. The majority of losses accumulated since inception has been considered as part of the Company's development stage activities.

Condensed Financial Statements and Footnotes
--------------------------------------------
These condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2001 and notes thereto included in the Company's Form 10-KSB, dated April 15, 2002.

In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2002, and the results of operations for the three months ended March 31, 2002 and 2001, respectively. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

Basic and Diluted Loss per Share
--------------------------------
For the period from March 21, 2000 to March 31, 2002, the Company adopted SFAS No. 128 "Earnings per Share". Basic loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the periods presented, the Company incurred net losses; therefore, basic and diluted loss per share are the same.

NOTE 3  -  Loans  Payable

During the fiscal quarter ended March 31, 2002 and 2001, the Company acquired financing from individual investors and businesses totaling $142,503 and $0, respectively. The interest rates range from 3% to 10% per year and the Company pays 10% per month on one of the loans. All loans are due during the fiscal year 2002.

In April 2001, the Company entered into a one year, $170,000 loan agreement with a third party. This note bears interest at 8% per annum. This loan was originally due on April 1, 2002, however this date was extended to December 31, 2002, via mutual agreement between both parties. The Company incurred no
penalties for extending the due date.   The loan can be repaid with either cash
or unrestricted securities of the Company, unless otherwise stipulated. The outstanding balance of this loan as of March 31, 2002 is $86,865.

As  of  March 31, 2002, the Company had an outstanding loan balance of $474,834

NOTE 4  -  COMMITMENTS  AND  CONTINGENCIES

Litigation
----------
The Company is involved in certain legal proceedings and claims which arise in the normal course of business. Management does not believe that the outcome of these matters will have a material adverse effect on the Company's financial position or results of operations.

NOTE 5 - SHAREHOLDERS'  DEFICIT

During the fiscal year ending December 31, 2001 and for the three months ended March 31, 2002, the Company issued 15,349,516 and 26,649,307 shares (unaudited) of common stock for services rendered. In connection to these issuances, the Company recorded consulting and compensation expense in the amount of $3,360,148 and $610,734 (unaudited). In addition, the Company recorded $236,250 in prepaid expenses and other current assets related to these issuances. This amount will be amortized, on a straight-line basis, over the next 9 months.

              ITEM 2. MANAGEMENT'S DISCUSION AND PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-QSB that are not historical facts are "forward-looking statements." They can be identified by the use of terminology such as, "estimates," "project," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. These forward-looking statements reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks the Company faces, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

GENERAL

The Cyber Group Network Corporation ("CGPN" or the "Company"), is a Nevada Corporation, incorporated on September 24, 1998. The Company is technology based with an emphasis on developing new computer security devices and personal security products. This phase of the Company's operations began with the acquisition of the previous company's ownership, which occurred on May 23, 2000.

The Company's mission is to develop and create innovative computer security products and services that will protect the everyday user.

RESULTS  OF  OPERATIONS

Since inception in May 2000, the Company has been in the development stage. The primary focus has been on the development and marketing of its hardware and software devices, E-Snitch and PPIRT, respectively. Because the Company began shipment of PPIRT in the late fourth quarter of 2001, it has generated minimal revenue to date. Because substantially all of its efforts have been concentrated in research and development activities, it has operating at a net loss since inception. The Company incurred a net loss of $891,619 and $1,279,158 for the quarters ended March 31, 2002 and 2001, respectively. Although the first quarter 2002 losses have decreased 30% compared to the same period in 2001, the Company still expects to continue operating at a net loss during the majority of the fiscal year 2002. This is primarily due to being in a transitional stage, transitioning from research and development to marketing and distribution. The Company is currently implementing aggressive marketing and sales strategies, however, it can give no assurance that it will achieve profitability or that a stream of revenue can be generated and sustained in the future.

The Company has received reports on its financial statements for the period ending December 31, 2001 and 2000 from its current and previous independent auditors that includes explanatory paragraphs describing the Company's uncertainty to continue as a going concern. These financial statements contemplate the ability to continue as such and do not include any adjustments that might result from this uncertainty.

FUTURE  BUSINESS

The Company anticipates introducing new security-related software programs, products and services during the current fiscal year. It is in the process of researching the costs involved in developing a training school to teach consumers and businesses how to protect themselves by learning the basics in computer and data security. The classes would teach, amongst other things, personal firewall installation, file encryption and decryption, password management and anti-computer forensics. The Company is also contemplating the development of a security game and magazine. Release of additional information will occur once the products and/or services have met all of the Company's testing, marketing and financial requirements. The Company can provide no assurance, however, that it will introduce these new products in the current fiscal year.


CAPITAL  RESOURCES  AND  LIQUIDITY

As of the fiscal quarter ended March 31, 2002, the Company had current assets of
$296,557  and total assets of  $451,900.   The Company was in a negative working
capital  position  of  $444,653  as  of  March  31,  2002.

CASH  REQUIREMENTS  AND  ADDITIONAL  FUNDING

The Company needs to immediately raise additional capital to run the daily operating activities of the business. The current cash on hand is insufficient to meet its anticipated needs for working capital, capital expenditures and business development for the next twelve months. The expected monthly expenses are expected to be $75,000 over the next twelve months. This does not consider the manufacturing needs of our E-Snitch device, which can potentially be extremely costly. Because the Company has not sustained a consistent revenue stream, it will need to raise capital to meet their operating needs. The Company will research various methods of acquiring capital, like private placement, debt refinancing and SB-2 filings. The Company recognizes that filing an SB-2 can potentially lead to stock dilution, however it may be the most effective means to generate cash flow. Irrespective of the funding method, this funding will cover costs such as marketing and distribution, maintaining and upgrading technology, recurring overhead expenses for the day-to-day operation of the business and other unexpected expenses due to economic changes. The Company cannot guarantee that the financing will be available in certain amounts or on acceptable terms.


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

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, events, and levels of activity, performance, or achievements. The Company does not assume responsibility for the accuracy and completeness of the forward-looking statements after the date of this quarterly report to conform them to actual results.

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

Operating results for the quarter ending March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated statements and footnotes included in our annual report on Form 10-KSB for the period ending December 31, 2001.


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

Date:  May 15, 2002

By: /s/ Danette Garrett
Chief Financial Officer