Form 10QSB
period 2002-06-30
CYBER GROUP NETWORK CORP
filed 2002-08-14
CIK 1076939

United States
                       Securities And Exchange Commission
                             Washington, D.C. 20549
                                   FORM 10-QSB

                                   (Mark One)

     [X]  Quarterly Report Pursuant To Section 13 Or 15 (d) Of The Securities
                              Exchange Act Of 1934
                  For the quarterly period ended: June 30, 2002

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




                      APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date: 90,044,685

                       THE CYBER GROUP NETWORK CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                        CONSOLIDATED FINANCIAL STATEMENTS
                       AS OF JUNE 30, 2002 (UNAUDITED) AND
                       DECEMBER 31, 2001 AND FOR THE THREE
                              AND SIX MONTHS ENDED
                       JUNE 30, 2002 AND 2001 (UNAUDITED)






================================================================================

CONSOLIDATED  FINANICAL  STATEMENTS                 Page

Consolidated  Balance  Sheets                      3 - 4

Consolidated  Statements  of  Operations           5

Consolidated  Statements  of  Cash  Flows          6

Notes  to  Consolidated  Financial  Statements     7 - 11


                                   THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
                                                        (DEVELOPMENT STAGE COMPANIES)
                                                          CONSOLIDATED BALANCE SHEETS
                                      DECEMBER 31, 2001 AND JUNE 30, 2002 (UNAUDITED)
=====================================================================================

                                                               JUNE 30,    DECEMBER 31,
                                                                 2002          2001
                           ASSETS                            (unaudited)
                                                             ------------  ------------
CURRENT ASSETS

  CASH                                                             1,193          8,053
  ACCOUNTS RECEIVABLE, NET                                        38,920         19,146
  INVENTORY                                                        1,888          2,765
  PREPAID EXPENSES                                               209,300         28,453
                                                             ------------  ------------
        TOTAL CURRENT ASSETS                                     251,301         58,417

  OTHER RECEIVABLES, NET                                          87,413         87,413
  PROPERTY AND EQUIPMENT, NET                                     55,238         73,824
  DEPOSIT                                                          2,775          1,940
                                                             ------------  ------------
        TOTAL ASSETS                                             396,727        221,594
                                                             ============  ============

                 LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
  ACCOUNTS PAYABLE                                               146,214        104,576
  ACCRUED EXPENSES                                                76,321         38,742
  LOAN PAYABLE                                                   532,004        552,008
  PAYABLE TO RELATED PARTY                                        52,210         52,210
  DUE TO OFFICERS, NET                                            95,429         28,362
                                                             ------------  ------------
        TOTAL CURRENT LIABILITIES                                902,178        775,898
                                                             ------------  ------------

SHAREHOLDERS' DEFICIT
  PREFERRED STOCK, $0.001 PAR VALUE
        20,000,000 SHARES AUTHORIZED
        2,000,000 (UNAUDITED) AND 0 SHARES ISSUED AND OUTSTANDING  2,000          2,000
  COMMON STOCK, $0.001 PAR VALUE
        500,000,000 SHARES AUTHORIZED
        90,044,685 (UNAUDITED) AND 24,756,661 SHARES ISSUED
          AND OUTSTANDING                                         90,044         24,756


  ADDITIONAL PAID-IN CAPITAL                                  10,269,314      8,831,555
  DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE               (10,866,809)    (9,412,615)

                                                             ------------  ------------
        TOTAL SHAREHOLDERS' DEFICIT                             (505,451)      (554,304)
                                                             ------------  ------------

        TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT              396,727        221,594
                                                             ============  =============


          The accompanying notes are an integral part of this statement


THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
(DEVELOPMENT STAGE COMPANIES)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED) AND
FOR THE PERIOD FROM MARCH 21, 2000 (INCEPTION) TO JUNE 30, 2002 (UNAUDITED)
===========================================================================

                                                   FOR THE        FOR THE        FOR THE        FOR THE        MARCH 21,
                                                    THREE          THREE           SIX            SIX            2000
                                                MONTHS ENDED   MONTHS ENDED   MONTHS ENDED   MONTHS ENDED   (INCEPTION) TO
                                                  JUNE 30,       JUNE 30,       JUNE 30,       JUNE 30,        JUNE 30,
                                                    2002           2001           2002           2001            2002
                                                -------------  -------------  -------------  -------------  ---------------
REVENUE                                               43,018        112,276         54,593        112,276          228,398
COST OF SALES                                        (12,290)             -        (17,980)             -          (45,718)
SELLING, GENERAL, AND
ADMINISTRATIVE                                      (584,908)    (1,774,905)    (1,472,096)    (2,773,756)      (9,276,380)
                                                -------------  -------------  -------------  -------------  ---------------
LOSS FROM OPERATIONS                                (554,180)    (1,662,629)    (1,435,483)    (2,661,480)      (9,093,700)
                                                -------------  -------------  -------------  -------------  ---------------
OTHER EXPENSE
      IMPAIRMENT OF GOODWILL                               -              -              -              -         (295,000)
      INTEREST EXPENSE                                (8,395)        (2,534)       (18,711)      (282,841)      (1,478,109)
                                                -------------  -------------  -------------  -------------  ---------------
      TOTAL OTHER EXPENSE                             (8,395)        (2,534)       (18,711)      (282,841)      (1,773,109)
                                                -------------  -------------  -------------  -------------  ---------------
NET LOSS                                            (562,575)    (1,665,163)    (1,454,194)    (2,944,321)     (10,866,809)
                                                =============  =============  =============  -------------  ===============
BASIC AND DILUTED LOSS PER SHARE                       (.007)          (.37)         (.025)          (.77)            (.65)
                                                =============  =============  =============  =============  ===============
AVERGARE SHARES USED TO COMPUTE
LOSS PER SHARE                                    76,230,464      4,404,654     56,029,858      3,814,269       16,539,417
                                                =============  =============  =============  =============  ===============


          The accompanying notes are an integral part of this statement


THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
(DEVELOPMENT STAGE COMPANIES)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED) AND
FOR THE PERIOD FROM MARCH 21, 2000 (INCEPTION) TO JUNE 30, 2002 (UNAUDITED)
===========================================================================

                                                                              FOR THE
                                                 FOR THE       FOR THE     PERIOD FROM
                                                   SIX          SIX       MARCH 21, 2000
                                                  MONTHS       MONTHS     (INCEPTION) TO
                                                   ENED        ENDED
                                                 JUNE 30,     JUNE 30,       JUNE 30,
                                                   2002         2001           2002
                                                 ---------  ------------  ---------------
      NET CASH USED IN OPERATING ACTIVITIES       (87,410)     (394,571)      (2,375,994)
                                                 ---------  ------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
    PURCHASE OF PROPERTY AND EQUIPMENT               (475)       (5,896)        (127,570)
    PURCHASE OF LICENSE RIGHTS                          -             -          (70,000)
                                                 ---------  ------------  ---------------
      NET CASH USED IN INVESTING ACTIVITIES          (475)       (5,896)        (197,570)
                                                 ---------  ------------  ---------------

CASH FLOWS FROM FINANCING ACITIVITIES
    PROCEEDS FROM LOANS                            97,425             -          791,947
    REPAYMENT OF LOANS                                  -             -           (5,000)
    PROCEEDS FROM ISSUANCE OF CONVERTIBLE DEBT          -       375,001        1,787,810
                                                 ---------  ------------  ---------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES    97,425       375,001        2,574,757
                                                 ---------  ------------  ---------------
        NET INCREASE (DECREASE) IN CASH             9,540       (25,466)           1,193

CASH, BEGINNING OF PERIOD                          (8,347)       48,549                -
                                                 ---------  ------------  ---------------

CASH, END OF PERIOD                                 1,193        23,083            1,193
                                                 =========  ============  ==============


          The accompanying notes are an integral part of this statement

THE CYBER GROUP NETWORK CORPORATION AND
SUBSIDIARY (DEVELOPMENT STAGE COMPANIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002 (UNAUDITED)
================================================================================

NOTE  1  -  BUSINESS  ACTIVITY

The Cyber Group Network Corporation is a southern California based computer security company focused on providing the latest software and hardware solutions to the cyber security industry. The Company has completed development of a revolutionary computer software product, Password Protection Information Retrieval Technology (PPIRT). PPIRT is currently being sold to consumers and businesses throughout the country. Additionally, The Cyber Group has several other security related technologies under development. The most prominent is the E-Snitch, a computer information retrieval and tracking system. E-Snitch is a hardware device that enables a user to wirelessly track a lost or stolen computer. Additionally, a user will be able to wirelessly and remotely retrieve and/or destroy data that is housed on a lost or stolen computer. With its dedicated and experienced staff, the Company is poised to becoming a revolutionary developer of innovative computer security products.



NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Principles  of  Consolidation
-----------------------------
The consolidated financial statements include the accounts of The Cyber Group Network Corporation and its wholly owned subsidiary, Cyber Crime Corporation ("Cyber Crime"). During the period from March 21, 2000 (inception) to June 30, 2002 Cyber Crime did not engage in any activities. Any intercompany balances and transactions are eliminated in consolidation.

Going  Concern  Issues
----------------------
The Company has received reports on its financial statements for the periods ending December 31, 2001 and 2000 from its current and previous independent auditors that include explanatory paragraphs describing the Company's uncertainty to continue as a going concern. These financial statements contemplate the ability to continue as such and do not include any adjustments that might result from this uncertainty.

As of June 30, 2002, the Company had current liabilities totaling $902,178. Of this balance, $532,004 represents short-term loan payables, discussed in Note 3 on this Form 10-QSB. Of the remaining current liabilities due, approximately $30,000 is due to the Internal Revenue Service for unpaid payroll taxes from the fiscal quarter-ended December 31, 2000. The Company learned of these back payments during the fiscal quarter-ended June 30, 2002. Additionally, the Company owes its current independent accountants approximately $27,000. Because of the Company's limited capital resources, the Company was not in a position to fully pay its independent accountants prior to the end of the current fiscal quarter. Therefore, these condensed financial statements included on this Form 10-QSB have not been reviewed by any independent party.

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


Condensed  Financial  Statements  and  Footnotes
------------------------------------------------
These condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended December 31, 2001 and the notes thereto included in the Company's Form 10-KSB, dated April 15, 2002.

In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2002 and the results of operations for the three and six months ended June 30, 2002 and 2001, respectively. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

Of the current liabilities as of June 30, 2002, approximately $30,000 is due to the Internal Revenue Service for unpaid payroll taxes from the fiscal quarter-ended December 31, 2000. The Company learned of these back payments during the current fiscal quarter. Additionally, the Company owes its current independent accountants approximately $27,000. Because of the Company's limited capital resources, the Company was not in a position to fully pay its independent accountants prior to the end of the current fiscal quarter. Therefore, these condensed financial statements included on this Form 10-QSB have not been reviewed by any independent party.


Basic  and  Diluted  Loss  per  Share
-------------------------------------
For the period from March 21, 2000 to June 30, 2002, the Company adopted SFAS No. 128 "Earnings per Share". Basic loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the periods presented, the Company incurred net losses; therefore, basic and diluted loss per share are the same.

NOTE  3  -  Loans  Payable

During the fiscal quarters-ended June 30, 2002 and 2001, the Company acquired financing from individual investors and businesses totaling $97,425 and $0, respectively. The interest rates range from 3% to 10% per year and the Company pays 10% per month for one of the loans. All loans are due during the fiscal year 2002.

In April 2001, the Company entered into a one year, $170,000 loan agreement with a third party. This note bears interest at 8% per annum. The loan was originally due on April 1, 2002, however the date was extended to December 31, 2002, via mutual agreement between both parties. The Company incurred no penalties for extending the due date. The loan can be repaid with either cash or unrestricted securities of the Company, unless otherwise stipulated. The outstanding balance of this loan as of June 30, 2002 is $86,865.

As  of  June  30, 2002, the Company had an outstanding loan balance of $532,004.

NOTE  4  -  COMMITMENTS  AND  CONTINGENCIES

Litigation
----------
The Company is involved in certain legal proceedings and claims, which arise in the normal course of business. Management does not believe that the outcome of these matters will have a material adverse effect on the Company's financial position or results of operations.


NOTE  5  -  SHAREHOLDERS'  DEFICIT

During the fiscal year ended December 31, 2001 and for the six months ended June 30, 2002, the Company issued 15,349,516 and 50,597,829 shares (unaudited) of common stock for services rendered. In connection to these issuances, the Company recorded consulting and compensation expense in the amount of $3,360,148 and $854,394 (unaudited). In addition, the Company recorded $0 and $251,250 in prepaid expenses related to these issuances. Of this amount, $78,750 was amortized during the current fiscal quarter. Of the remaining balance, $157,750 and $15,000 will be amortized, on a straight-line basis, over the next six and three months, respectively.



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

The Company's mission is to develop and create innovative security products and services that will protect the everyday user.

RESULTS  OF  OPERATIONS

Since inception in May 2000, the Company has been in the development stage. The primary focus has been on the development and marketing of its hardware and software devices, E-Snitch and PPIRT, respectively. Because the Company began shipment of PPIRT in the late fourth quarter 2000 and shipped minimal product in the first quarter of 2002, minimal revenue has been generated to date. Because substantially all of its efforts have been concentrated in research and development activities, it has operated at a net loss since inception. The Company incurred a net loss of $562,575 and $1,665,163 for the quarters ended June 30, 2002 and 2001, respectively. Although the second quarter 2002 losses have decreased 67% compared to the same period in 2001, the Company still expects to continue operating at a net loss for the remainder of the fiscal year

2002. This is primarily due to being in a transitional stage, transitioning from research and development to marketing and distribution. The Company is currently implementing aggressive marketing and sales strategies, however, it can give no assurances that it will achieve profitability or that a stream of revenue can be generated and sustained in the future.

The Company has received reports on its financial statements for the periods ending December 31, 2001 and 2000 from its current and previous independent auditors that include explanatory paragraphs describing the Company's uncertainty to continue as a going concern. These financial statements contemplate the ability to continue as such and do not include any adjustments that might result from this uncertainty.


CAPITAL  RESOURCES  AND  LIQUIDITY

As of the fiscal quarter ended June 20, 2002, the Company had current assets of $251,301 and total assets of $396,727. The Company was in a negative working capital position of $650,877 as of June 30, 2002.


CASH  REQUIREMENTS  AND  ADDITIONAL  FUNDING

The Company needs to immediately raise additional capital to run the daily operating activities of the business. The current cash on hand is insufficient to meet its anticipated needs for working capital, capital expenditures and business development for the next twelve months. Because the Company has not sustained a consistent revenue stream, it will need to raise additional capital to meet its operating needs. The Company is seriously considering major restructuring tactics that will streamline its current operating needs. The Company will also continue to research various methods of acquiring capital, like private placement, debt refinancing and SB2 filings. The Company recognizes that filing an SB2 can potentially lead to stock dilution, however, it may be the most effective means to generate cash flow. Irrespective of the funding method, this funding will cover such costs as marketing and distribution, maintaining and upgrading technology, recurring overhead expenses for the day-to-day operation of the business and other unexpected expenses due to economic changes. The Company cannot guarantee that the financing will be available in certain amounts or on acceptable terms.


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

Operating results for the quarter ending June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated statements and footnotes included in our annual report on Form 10-KSB for the period ending December 31, 2001.


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

The  Cyber  Group  Network  Corporation
---------------------------------------
            (Registrant)

Date:  August  14,  2002

By:  /s/  R.  Scott  Cramer
Chief  Executive  Officer