Form 10QSB
period 2002-09-30
CYBER GROUP NETWORK CORP
filed 2002-11-18
CIK 1076939

United States
                       Securities And Exchange Commission
                             Washington, D.C. 20549
                                   FORM 10-QSB

                                   (Mark One)

     [X]  Quarterly Report Pursuant To Section 13 Or 15 (d) Of The Securities
                              Exchange Act Of 1934
               For the quarterly period ended: September 30, 2002

                                       Or

     [ ]  Transition Report Pursuant To Section 13 Or 15 (d) Of The Securities
                              Exchange Act Of 1934

        For the transition period from ______________ to _______________



                       Commission File Number:  000-28153


                       The Cyber Group Network Corporation
             (Exact name of registrant as specified in its charter)


            Nevada                                            33-0901534
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation of origination)                         Identification Number)


Post Office Box 11403 San Bernardino, CA                        92423
(Address of principal executive offices)                     (Zip code)


                                 (310) 854-4190
              (Registrant's telephone number, including area code)


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



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date: 133,946,665

                       THE CYBER GROUP NETWORK CORPORATION
                                 AND SUBSIDIARY
                          (DEVELOPMENT STAGE COMPANIES)
                        CONSOLIDATED FINANCIAL STATEMENTS
                    AS OF SEPTEMBER 30, 2002 (UNAUDITED) AND
                       DECEMBER 31, 2001 AND FOR THE THREE
                              AND NINE MONTHS ENDED
                     SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)



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

                                          THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY

                                                               (DEVELOPMENT STAGE COMPANIES)

                                                                 CONSOLIDATED BALANCE SHEETS
                                        DECEMBER 31, 2001 AND SEPTEMBER 30, 2002 (UNAUDITED)
============================================================================================



                                                               SEPTEMBER 30,   DECEMBER 31,
                                                                    2002           2001
                                                               --------------  -------------
                                     ASSETS                     (unaudited)
CURRENT ASSETS

  CASH                                                                     -          8,053


  ACCOUNTS RECEIVABLE, NET                                             9,349         19,146
  INVENTORY                                                                -          2,765
  PREPAID EXPENSES                                                         -         28,453
                                                               --------------  -------------
    TOTAL CURRENT ASSETS                                               9,349         58,417

OTHER RECEIVABLES, NET                                                87,413         87,413
PROPERTY AND EQUIPMENT, NET                                                -         73,824
DEPOSIT                                                                    -          1,940
                                                               --------------  -------------
      TOTAL ASSETS                                                    96,762        221,594
                                                               ==============  =============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
  ACCOUNTS PAYABLE                                                   201,494        104,576
  ACCRUED EXPENSES                                                    58,859         38,742
  LOAN PAYABLE                                                       509,629        552,008
  PAYABLE TO RELATED PARTY                                            52,210         52,210
  DUE TO OFFICERS, NET                                               112,403         28,362
                                                               --------------  -------------
    TOTAL CURRENT LIABILITIES                                        934,595        775,898
                                                               --------------  -------------


SHAREHOLDERS' DEFICIT
  PREFERRED STOCK, $0.001 PAR VALUE
    20,000,000 SHARES AUTHORIZED
    2,000,000 (UNAUDITED) AND 0 SHARES ISSUED AND OUTSTANDING          2,000          2,000
  COMMON STOCK, $0.001 PAR VALUE
    500,000,000 SHARES AUTHORIZED
    133,946,665 (UNAUDITED) AND 24,756,661 SHARES ISSUED
      AND OUTSTANDING                                                133,946         24,756
  ADDITIONAL PAID-IN CAPITAL                                      10,338,703      8,831,555
  DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE                   (11,312,482)    (9,412,615)

                                                               --------------  -------------
      TOTAL SHAREHOLDERS' DEFICIT                                   (837,833)      (554,304)
                                                               --------------  -------------

        TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                   96,762        221,594
                                                               ==============  =============


          The accompanying notes are an integral part of this statement

THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
(DEVELOPMENT STAGE COMPANIES)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (UNAUDITED) AND
FOR THE PERIOD FROM MARCH 21, 2000 (INCEPTION) TO SEPTEMBER 30, 2002 (UNAUDITED)
===================================================================================================================

                                         FOR THE         FOR THE         FOR THE         FOR THE       MARCH 21,
                                          THREE           THREE            NINE            NINE          2000
                                          MONTHS          MONTHS          MONTHS          MONTHS      (INCEPTION)
                                          ENDED           ENDED            ENDED          ENDED            TO
                                       SEPTEMBER 30,   SEPTEMBER 30,    SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                           2002            2001            2002            2001           2002
                                      --------------  --------------  --------------  --------------  -------------
REVENUE                                       8,905          38,757          63,498         151,033        237,703
COST OF SALES                                     -               -         (17,980)              -        (45,718)
SELLING, GENERAL, AND ADMINISTRATIVE       (439,732)       (927,921)     (1,911,833)     (3,701,677)    (9,716,112)
                                      --------------  --------------  --------------  --------------  -------------
LOSS FROM OPERATIONS                       (430,827)       (889,164)     (1,866,315)     (3,550,644)    (9,524,527)
                                      --------------  --------------  --------------  --------------  -------------
OTHER EXPENSE
    IMPAIRMENT OF GOODWILL                        -               -               -               -       (295,000)
    INTEREST EXPENSE                        (10,992)         (3,359)        (29,703)       (286,200)    (1,489,101)
                                      --------------  --------------  --------------  --------------  -------------
    TOTAL OTHER EXPENSE                     (10,992)         (3,359)        (29,703)       (282,841)    (1,784,101)
                                      --------------  --------------  --------------  --------------  -------------
NET LOSS                                   (441,819)       (892,523)     (1,896,018)     (3,836,844)   (11,308,628)
                                      ==============  ==============  ==============  ==============  =============
BASIC AND DILUTED LOSS PER SHARE              (.003)           (.81)          (.015)           (.61)          (.45)
                                      ==============  ==============  ==============  ==============  =============

AVERGARE SHARES USED TO COMPUTE
LOSS PER SHARE                          164,646,418      10,967,038     122,618,785       6,249,806     25,352,708
                                      ==============  ==============  ==============  ==============  =============

                          The accompanying notes are an integral part of this statement

THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
(DEVELOPMENT STAGE COMPANIES)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (UNAUDITED) AND
FOR THE PERIOD FROM MARCH 21, 2000 (INCEPTION) TO SEPTEMBER 30, 2002 (UNAUDITED)
=================================================================================================


                                                                                      FOR THE
                                                        FOR THE        FOR THE       PERIOD FROM
                                                         NINE           NINE       MARCH 21, 2000
                                                        MONTHS         MONTHS        (INCEPTION)
                                                         ENED           ENDED            TO
                                                     SEPTEMBER 30   SEPTEMBER 30    SEPTEMBER 30
                                                         2002           2001            2002
                                                     -------------  -------------  ---------------
          NET CASH USED IN OPERATING ACTIVITIES          (237,697)      (756,134)      (2,373,967)
                                                     -------------  -------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
  PURCHASE OF PROPERTY AND EQUIPMENT                       (2,064)        (5,985)        (127,570)
  PURCHASE OF LICENSE RIGHTS                                    -              -          (70,000)
                                                     -------------  -------------  ---------------
          NET CASH USED IN INVESTING ACTIVITIES            (2,064)        (5,985)        (197,570)
                                                                    -------------  ---------------

CASH FLOWS FROM FINANCING ACITIVITIES
  PROCEEDS FROM LOANS                                     248,208        343,284          800,227
  REPAYMENT OF LOANS                                      (16,500)             -          (16,500)
  PROCEEDS FROM ISSUANCE OF CONVERTIBLE DEBT                    -        375,001        1,787,810
                                                     -------------  -------------  ---------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES       231,708        718,285        2,571,537
                                                                    -------------  ---------------
            NET INCREASE (DECREASE) IN CASH                (8,053)       (43,834)               -

CASH, BEGINNING OF PERIOD                                   8,053         48,549                -
                                                                    -------------  ---------------
CASH, END OF PERIOD                                             -          4,715                -
                                                     =============  =============  ===============


               The accompanying notes are an integral part of this statement

THE CYBER GROUP NETWORK CORPORATION AND
SUBSIDIARY (DEVELOPMENT STAGE COMPANIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002 (UNAUDITED)
================================================================================

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles  of  Consolidation
-----------------------------
The consolidated financial statements include the accounts of The Cyber Group Network Corporation and its wholly owned subsidiary, Cyber Crime Corporation ("Cyber Crime"). During the period from March 21, 2000 (inception) to September 30, 2002 Cyber Crime did not engage in any activities. Any intercompany balances and transactions are eliminated in consolidation.

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

As of September 30, 2002, the Company had current liabilities totaling $934,595. Of this balance, $5089,629 represents short-term loan payables, discussed in
Note 3 on this Form 10-QSB. Of the remaining current liabilities due, approximately $30,000 is due to the Internal Revenue Service for unpaid payroll taxes from the fiscal quarter-ended December 31, 2000. The Company learned of these back payments during the fiscal quarter-ended June 30, 2002. Additionally, the Company owes its current independent accountants approximately $27,000. Because of the Company's limited capital resources, the Company was not in a position to fully pay its independent accountants prior to the end of the current fiscal quarter. Therefore, these condensed financial statements included on this Form 10-QSB have not been reviewed by any independent party, as mandated by the Securities and Exchange Commission.

Due to the Company's inability to meet regular and recurring operating expenses, the Company initiated a complete restructuring, which included significant employee lay-offs and the close of the corporate offices. Additionally, the now former Chief Financial Officer, Danette Garrett, resigned during the current fiscal quarter, primarily because of the Company's substantial financial burden.

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

In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2002 and the results of operations for the three and nine months ended June 30, 2002 and 2001, respectively. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

Of the current liabilities as of September 30, 2002, approximately $30,000 is due to the Internal Revenue Service for unpaid payroll taxes from the fiscal quarter-ended December 31, 2000. The Company learned of these back payments during the previous fiscal quarter. Additionally, the Company owes its current independent accountants approximately $27,000. Because of the Company's limited capital resources, the Company was not in a position to fully pay its independent accountants prior to the end of the current fiscal quarter. Therefore, these condensed financial statements included on this Form 10-QSB have not been reviewed by any independent party, as mandated by the Securities and Exchange Commission.


Basic  and  Diluted  Loss  per  Share
-------------------------------------
For the period from March 21, 2000 to September 30, 2002, the Company adopted SFAS No. 128 "Earnings per Share". Basic loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the periods presented, the Company incurred net losses; therefore, basic and diluted loss per share are the same.

NOTE  3  -  Loans  Payable

During the fiscal quarters-ended September 30, 2002 and 2001, the Company acquired financing from individual investors and businesses totaling $8,280 and $343,284, respectively. The interest rates range from 3% to 10% per year and the Company pays 10% per month for one of the loans. All loans are due during the fiscal year 2002.

In April 2001, the Company entered into a one year, $170,000 loan agreement with a third party. This note bears interest at 8% per annum. The loan was originally due on April 1, 2002, however the date was extended to December 31, 2002, via mutual agreement between both parties. The Company incurred no penalties for extending the due date. The loan can be repaid with either cash or unrestricted securities of the Company, unless otherwise stipulated. The outstanding balance of this loan as of September 30, 2002 is $79,365.

As of September 30, 2002, the Company had an outstanding loan balance of $506,316.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Litigation
----------
The Company is involved in certain legal proceedings and claims, which arise in the normal course of business. Management does not believe that the outcome of these matters will have a material adverse effect on the Company's financial position or results of operations.


NOTE 5 - SHAREHOLDERS' DEFICIT

During the fiscal year ended December 31, 2001 and for the nine months ended September 30, 2002, the Company issued 15,349,516 and 43,901,980 shares (unaudited) of common stock for services rendered. In connection to these issuances, the Company recorded consulting and compensation expense in the amount of $3,360,148 and $60,755 (unaudited).


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

RESULTS  OF  OPERATIONS

Since inception in May 2000, the Company has been in the development stage. The primary focus has been on the development and marketing of its hardware and software devices, E-Snitch and PPIRT, respectively. Because the Company began shipment of PPIRT in the late fourth quarter 2000 and shipped minimal product in the first quarter of 2002, minimal revenue has been generated to date. Because substantially all of its efforts have been concentrated in research and development activities, it has operated at a net loss since inception. The Company incurred a net loss of $441,819 and $892,523 for the quarters ended
September 30, 2002 and 2001, respectively. Although the third quarter 2002 losses have decreased 50% compared to the same period in 2001, the Company still expects to continue operating at a net loss for the remainder of the fiscal year 2002.

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


CAPITAL  RESOURCES  AND  LIQUIDITY

As of the fiscal quarter ended September 20, 2002, the Company had current assets of $9,349 and total assets of $96,762. The Company was in a negative working capital position of $925,246 as of September 30, 2002.


CASH REQUIREMENTS AND ADDITIONAL FUNDING

The Company needs to immediately raise additional capital to run the daily operating activities of the business. The current cash on hand is insufficient to meet its anticipated needs for working capital, capital expenditures and business development for the next twelve months. Because the Company has not sustained a consistent revenue stream, it will need to raise additional capital to meet its operating needs. The Company will continue to research various methods of acquiring capital, like private placement, debt refinancing and SB2 filings. The Company recognizes that filing an SB2 can potentially lead to stock dilution, however, it may be the most effective means to generate cash flow. Irrespective of the funding method, this funding will cover such costs as marketing and distribution, maintaining and upgrading technology, recurring overhead expenses for the day-to-day operation of the business and other unexpected expenses due to economic changes. The Company cannot guarantee that the financing will be available in certain amounts or on acceptable terms.


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

Operating results for the quarter ending September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated statements and footnotes included in our annual report on Form 10-KSB for the period ending December 31, 2001.

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

Date:  November 19, 2002

By:  /s/  R. Scott Cramer
Chief Executive Officer