Form 10KSB
period 2002-12-31
CYBER GROUP NETWORK CORP
filed 2003-05-15
CIK 1076939

U.S.  SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington,  D.C.  20549

                                   FORM  10-KSB

                                   (Mark  One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 2002

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                        ______________ TO ______________

                        COMMISSION FILE NUMBER: 000-28153

                      THE CYBER GROUP NETWORK CORPORATION
             (Exact name of registrant as specified in its charter)

                NEVADA                                      33-0901534
       (State or jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                     Identification No.)

Post Office Box 11403, San Bernardino, CA                      92423

(Address of principal executive offices)                    (Zip Code)

                  Registrant's telephone number: 310-854-4190

        Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12(g) of the Act: 142,646,665
                         Common Stock, $0.001 Par Value

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

Registrant's  revenue  for  the  twelve months ended December 31, 2002:  $63,498

                                TABLE OF CONTENTS

PART  I
Item  1  -  Description  of  Business
Item  2  -  Description  of  Property
Item  3  -  Legal  Proceedings
Item  4  -  Submission  of  Matters  to  a  Vote  of  Security  Holders

PART  II
Item  5  -  Market  for  Common  Equity  and  Related  Stockholder  Matters
Item  6  -  Management's  Discussion  and  Analysis  or  Plan  of  Operation
Item  7  -  Financial  Statements
Item  8  -  Changes  In  and  Disagreements  With  Accountants  on
            Accounting  and  Financial  Disclosures

PART  III
Item  9  -  Directors,  Executives  Officers,  Promoters  and Control Persons;
            Compliance  of  Section  16(a)  of  the  Exchange  Act
Item  10 -  Executive  Compensation
Item  11 -  Security  Ownership  of  Certain  Beneficial  Owners  and
            Management  and  Related  Stockholder  Matters
Item  12 -  Certain  Relationships  and  Related  Transactions
Item  13 -  Exhibits  and  Reports  on  Form  8-K
Item  14 -  Controls  and  Procedures

PART  I

Item  1  -  Description  of  Business
-------------------------------------

OVERVIEW  AND  HISTORY
----------------------
On March 21, 2000, The Cyber Group Network Corporation and Subsidiary was incorporated in the State of California and subsequently purchased 89.1% of Hollywood Entertainment Network, Inc., a Nevada Corporation, and subsequently changed the name Hollywood Entertainment Network, Inc., to The Cyber Group Network Corporation (the "Company", "CGPN", "Cyber Group"), a Nevada Corporation.

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

We are a technology driven, computer security company with one main area of focus: Computer Security. Our primary purpose is to continue to transition ourselves into a self-sufficient, revenue-generating company, capable of increasing shareholder value. We are also very focused on exceeding customer expectations and industry demand.

In an effort to fulfill the goal of providing sound computer security, we have developed PPIRT (Password Protection Information Retrieval Technology). PPIRT is a computer software program designed to protect a customer's computer and the valuable information on the computer from hackers and thieves. With PPIRT, a customer is able to encrypt files (make them inaccessible without the proper authorization), thrash files (permanently erase them so that they are unrecoverable even with computer forensics), and manage passwords. In addition, PPIRT has the ability to track a lost or stolen computer via the Internet and remotely recover and destroy files from the lost or stolen computer once it is connected to the Internet. We made our first shipment of PPIRT to Fry's Electronics in November 2001. We are continuously striving to penetrate other retail locations and lure corporate clients throughout the United States.

Subsequent to the year-end of 2001, we established relationships and ascertained purchase orders for PPIRT from Comp USA, Micro Centers and PC Mall. In addition, we entered into a non-exclusive license agreement with Global Marketing Partners to distribute our products through Ingram Micro.

This agreement will allow us to market our products to a larger retail audience.

Our Electronic Snitching Device (E-Snitch) is a hardware solution that will locate a lost or stolen computer within a range of fifty feet. It has several capabilities, including retrieving sensitive data from the lost or stolen computer and destroying sensitive data from the lost or stolen computer. Both of these functions are accomplished wirelessly and without being connected to the Internet. The development of the E-Snitch device is in the testing stage. Adaptive Systems and Specialized Control Systems are the primary contractors developing the E-Snitch. Our main purpose and objective for this new and innovative technology is to generate sales via licensing agreements, product placement in retail stores and /or strategic partnerships.

We are concentrating on developing solid relationships with corporate clients, government agencies and OEM's to create various distribution channels and related sales for our software and E-Snitch. We are in the process of determining which avenue is the most appropriate for the successful sales, marketing and profitability of our products.

PRINCIPAL  PRODUCTS
------------------
Password Protection Information Retrieval Technology (PPIRT) - Computer encryption software designed to protect individuals and businesses from hackers and thieves. PPIRT is designed to be the most advanced computer tracking, data retrieval and encryption software on the market. If your computer is lost or stolen, PPIRT can track the computer across the Internet and send notification of the location of your computer by way of Caller ID and/or Internet Protocol Address. Additionally, PPIRT has the ability to remotely retrieve and/or destroy data from the hard drive of a lost or stolen computer. Our software also provides several methods of protection against unwanted intrusion into lost or stolen data housed on a computer. For example, PPIRT encrypts data, making it virtually unhackable. It can also completely destroy data, literally irreversibly wiping it from the device.

E-SNITCH - Computer hardware device that can track missing or stolen computers within five feet of their location. It also has the ability to retrieve and destroy information from a secure storage space on the hard drive without being connected to the Internet. Our device includes a number of features in addition to its tracking and retrieval capabilities. E-Snitch has GPS navigation capabilities, beacon sound warnings, hard drive password protection, wireless e-mail, paging services and voice over IP. The E-Snitch can also receive news, weather, sports and stock information while the computer is turned off.

Memoirs of a High-Tech Hustler - Fictional novel written by our Founder, Gregory
------------------------------
D. Evans and other ghostwriters. This novel is a fictional account of how highly technical criminal organizations committed various acts of federal offenses and the financial gains derived from these crimes. It also describes the enormous risks and consequences involved with high-tech crimes. We are not currently actively marketing this product.

SpyAmericaOnline.com - Maintains an extensive line of personal and professional security products to give the end user various levels of protection. We are not currently actively marketing this product.


Cyber Crime Corporation.Com and Big Target.Net - Information based websites designed to address general web user requirements as well as list information about computer security. Both websites are designed for the purpose of educating, informing, and assisting consumers, businesses, and organizations on how to detect, prevent and defend their systems against Hi-Tech Thieves. These sites are presently non-revenue generating sites; they are provided for the education of our consumers. We do, however, advertise our software on these websites. We are not currently actively marketing or maintaining these websites.


DISTRIBUTION
------------
We currently have taken our software off of retail stores shelves and we expect to be releasing a new and improved version in the second quarter of 2003. The initial launch of PPIRT was distributed via a marketing agency located in Southern California. The software and novel are available for purchase across the continental United States, with a concentration in the western region.

During the next fiscal year, we will be targeting several geographic areas primarily within the United States. Our demographic targets will consist of government agencies, consumers, business organizations and manufacturers. Distribution of our products will occur through various distributors and sales agents of our company. We are currently developing a strategic marketing plan that details a solid distribution avenue to allow for a smooth transition from a development stage company to one of sales and marketing.


NEW  PRODUCT  OFFERINGS
---------------------
At present we do not anticipate any new product offerings. We want to dedicate our resources to PPIRT and E-Snitch.


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


PATENTS,  LICENSES  AND  AGREEMENTS
-----------------------------------
We filed a provisional patent for E-Snitch on November 9, 2000 that expired on November 9, 2001. The patent was not renewed because the original technology involved in the development of E-Snitch changed during the various upgrades of the product. We expect to file for another patent before the end of the second quarter, once the device is fully completed and tested.


RESEARCH  AND  DEVELOPMENT  ACTIVITIES
--------------------------------------
For the past two fiscal years, we were primarily in the development stage. We launched our first software package, PPIRT, during the fourth quarter of 2001. Therefore, substantially all of the expenses incurred over the past two years is directly related to the research and development of both PPIRT and E-Snitch.


EMPLOYEES
---------
As of December 31, 2002, we employed three (3) full-time employees of which all were in management positions.


RISK  FACTORS
-------------
In Note Number 10 to the audited financial statements, our independent auditors have reported that we have suffered recurring losses from operations that raise substantial doubt about our ability to continue as a going concern. During the year ended December 31, 2002 and 2001, we incurred a net loss of $1,924,803 and $4,902,903, respectively.

As of December 31, 2002, we had a negative working capital and stockholders' deficiency of $852,237. These factors, along with an accumulated deficit of $11,337,418 at December 31, 2002, raise substantial doubt about our ability to continue as a going concern. We will need to raise approximately $1,000,000 in operating capital in order to remain viable as a going concern for the current fiscal year. We can provide no assurance that we will be able to raise these necessary funds and therefore may not be able to continue as a going concern.


ITEM  2  -  PROPERTIES
----------------------
As of December 31, 2002 and at present, we are not occupying and property.

ITEM  3  -  LEGAL  PROCEEDINGS
------------------------------
In December 2001, we filed a civil lawsuit, in the United States District Court Central District of California, against a former Officer and Board of Director, a former employee and other individuals not associated with our company. This lawsuit alleges that the former Officer used her confidential relationship with our company to conceal her personal use of company funds, make unauthorized stock issuances and cash loans to outside business partners and/or family. We allege that these acts were committed in a manner intended to defraud us and divert funds to the other co-conspirators named in the lawsuit. Subsequently, as of the date of this filing, this matter has been dismissed and management has not yet determined if any further action will be taken.

ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
-----------------------------------------------------------------------
None


PART  II

ITEM  5  -  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS
---------------------------------------------------------------------------
Our common stock, par value $0.001 per share ("Common Stock"), is traded on the NASDAQ Over The Counter Bulletin Board ("OTCBB") under the symbol "CGPN". There was no active trading market for the Common Stock before May 22, 2000. The following table sets forth, for the periods indicated, the reported high and low closing bid quotations for our common stock as reported on the OTCBB. The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.


                               HIGH              LOW
QUARTER ENDED                  BID               BID

March 31, 2001                $  .19            $  .05
June 30, 2001                 $  .13            $  .02
September 30, 2001            $  .04            $ .009
December 31, 2001             $  .51            $ .003

March 31, 2002                $ .064            $ .013
June 30, 2002                 $ .024            $ .004
September 30, 2002            $ .006            $.0005
December 31, 2002             $.0014            $.0004


(*) On November 23, 2001 we executed a 15 to 1 reverse split of our Common Stock and all the share amounts in this Form 10-KSB are reverse split amounts.

The bid price of our common stock was $.03 on March 12, 2002. As of March 12, 2002, there were approximately 138 holders of record of our common stock.


HOLDERS
-------
As of December 31, 2002 there were 139 stockholders of record.


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


ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS
-------------------------------------------------
This Annual Report on Form 10-KSB includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about them so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Annual Report on Form 10-KSB are forward-looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect our management's current expectations and are inherently uncertain. Our actual results may differ significantly from our management's expectations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related footnotes for the year ended December 31, 2002 included in this Annual Report. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.


INTRODUCTION
------------
In Note Number 10 to the audited financial statements, our independent auditors have reported that we have suffered recurring losses from operations that raise substantial doubt about our ability to continue as a going concern. Our continued existence is dependent upon our ability to resolve our liquidity problems, principally by obtaining equity capital and commencing profitable operations. While pursuing equity capital, we must continue to operate on cash flow generated from operations and financing activity. We experienced a net loss of $1,924,803 for the year ended December 31, 2002 and have a negative working capital and stockholders' deficiency of $852,237. These factors raise substantial doubt about our ability to continue as a going concern. The opinion expressed by our auditors clearly highlights our negative financial condition, which conditions evidence the high degree of risk associated with making an investment in our company. Our financial condition also makes finding suitable investors difficult due to the risk involved.


PLAN  OF  OPERATION
-------------------
Our plans in regards to our going concern matter and to further aide in the development of our business are to raise capital and become profitable by performing the following tasks. We believe that these efforts will generate positive cash flow during the next fiscal year:

(1) Raise additional operating capital by considering various alternatives, including private placement, debt financing and SB-2 filings. One or a combination of these alternatives can allow us to meet our cash flow needs until our product sales can sustain our operations. Our current financing is primarily in the form of short-term loans from both businesses and individual investors.
(2) Complete testing of E-Snitch and develop distribution and/or licensing channels to create revenue growth.
(3) Implement aggressive marketing plans to create name recognition, customer awareness and ultimately steady revenue growth. We anticipate that television and computer magazine advertisements will be the avenue for achieving these goals.
(4) Create a knowledgeable sales force that will allow for the aggressive distribution of our products. We are considering various ways of accomplishing this, including the use of independent field representatives and an in-house sales team.
(5) Develop an attractive incentive plan to attract and retain quality employees and sales representatives. We acknowledge that to continue and expand in today's market, we must rely on talented individuals.
(6)  Continue to seek strategic alliances with various retailers and OEMs.

We will encounter various risks while attempting to implement our business model, particularly in this continuously evolving technology market. We cannot guarantee that we will be successful in addressing such risks, and the failure to do so could have materially adverse effects on our business and results operations.


RESULTS  OF  OPERATIONS
---------------------
Since inception in March 2000, we have been in the development stage. The primary focus has been on the development and marketing of E-Snitch and PPIRT. Because we made our first shipment of PPIRT and the novel in the fourth quarter of 2001, we have generated minimal revenue to date. Because substantially all of our efforts have been concentrated in research and development activities, we have operating at a net loss for the last two fiscal year-ends. We incurred a net loss of $1,924,803 and $4,902,903 for the years ended December 31, 2002 and 2001, respectively. Our reduction net loss was mainly attributed to our cost cutting measures of closing our physical offices and operations. Although we plan on implementing aggressive marketing and sales strategies, we still expect to continue operating at a net loss during the majority of the next fiscal year. This is primarily due to our being in a transitional stage, transitioning from research and development to marketing and distribution. Therefore, we can give no assurance that we will achieve profitability or that a stream of revenue can be generated and sustained in the future.


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


CASH  REQUIREMENTS  AND  ADDITIONAL  FUNDING
----------------------------------------
We need to immediately raise additional capital to run the daily operating activities of the business. We believe that our cash on hand is insufficient to meet our anticipated needs for working capital, capital expenditures and business development for the next twelve months. Our monthly expenses are expected to be less than $50,000 over the next twelve months. Because we have not sustained a consistent revenue stream, we will need to raise capital to meet our operating needs. We will research various methods of acquiring capital, like private placement, debt refinancing, SB-2 filings and joint venture partners. We recognize that filing an SB-2 can potentially lead to stock dilution, however it may be the most effective means to generate cash flow for us. Irrespective of the funding method, this funding will cover costs such as marketing and distribution, maintaining and upgrading our technology, recurring overhead expenses for the day-to-day operation of the business and other unexpected expenses due to economic changes. We cannot guarantee that the financing will be available in certain amounts or on acceptable terms.

ITEM  7.  FINANCIAL  STATEMENTS
-------------------------------


                       THE CYBER GROUP NETWORK CORPORATION
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2002 AND 2001

                       THE CYBER GROUP NETWORK CORPORATION
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)



                                    CONTENTS
                                    --------


PAGE   1 - 1a             INDEPENDENT AUDITORS' REPORT

PAGE        2  CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31,
               2002 AND 2001

PAGE        3  CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
               YEARS ENDED DECEMBER 31, 2002 AND 2001 AND FOR THE
               PERIOD FROM MARCH 21, 2000 (INCEPTION) TO DECEMBER
               31, 2002

PAGES       4  CONSOLIDATED STATEMENTS OF CHANGES IN
               STOCKHOLDERS' DEFICIENCY FOR THE PERIOD FROM
               MARCH 21, 2000 (INCEPTION) TO DECEMBER 31, 2002

PAGES   5 - 6  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
               YEARS ENDED DECEMBER 31, 2002 AND 2001 AND FOR THE
               PERIOD FROM MARCH 21, 2000 (INCEPTION) TO DECEMBER
               31, 2002

PAGES  7 - 20  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF
               DECEMBER 31, 2002 AND 2001

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Board of Directors of:
  The Cyber Group Network Corporation and Subsidiary
  (A Development Stage Company)

We have audited the accompanying consolidated balance sheets of The Cyber Group Network Corporation and Subsidiary (the "Company") (a development stage company) as of December 31, 2002 and the related statements of operations, changes in stockholders' deficiency and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of The Cyber Group Network Corporation and Subsidiary as of December 31, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company had a $1,924,803 loss from operations, a working capital deficiency and a stockholders' deficiency of $852,237. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



WEINBERG & COMPANY, P.A.

Boca Raton, Florida
May 12, 2003

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To The Board of Directors
The Cyber Group Network Corporation and subsidiary (development stage companies)
San Bernardino, California

     We have audited the consolidated balance sheet of The Cyber Group Network Corporation and subsidiary (the Company) as of December 31, 2001, and the related consolidated statements of operations, shareholders' deficit and cash flows for year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company for the period ended December 31, 2000 were audited by other auditors whose report, dated May 15, 2001, expressed an unqualified opinion on those statements and included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

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

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As discussed in the notes to the financial statements, during the period from March 21, 2000 (inception) to December 31, 2001, the Company incurred a net loss of $9,412,615. As of December 31, 2001, the Company had a working capital deficit of $717,481. In addition, the Company was in the development stage as of December 31, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in the notes to the financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


MOORE STEPHENS WURTH FRAZER AND TORBET, LLP
Walnut, California
March 26, 2002

                         THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
                                    (A DEVELOPMENT STAGE COMPANY)
                                     CONSOLIDATED BALANCE SHEETS
                                  AS OF DECEMBER 31, 2002 AND 2001
                                  --------------------------------

                                                ASSETS
                                                ------
                                                                              2002           2001
                                                                          -------------  ------------
CURRENT ASSETS
  Cash                                                                    $        800   $     8,053
  Accounts receivable, net                                                           -        19,146
  Inventory                                                                          -         2,765
  Prepaid expenses                                                                   -        28,453
                                                                          -------------  ------------
      Total Current Assets                                                         800        58,417

  PROPERTY, PLANT AND EQUIPMENT, NET                                                 -        73,824
  Other receivables, net                                                             -        87,413
  Deposits                                                                           -         1,940
                                                                          -------------  ------------
TOTAL ASSETS                                                              $        800   $   221,594
                                                                          =============  ============


                                LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                                ----------------------------------------

CURRENT LIABILITIES
  Accounts payable                                                        $    230,285   $   104,576
  Accrued expenses                                                              69,511        38,742
  Loans payable                                                                251,317       552,008
  Payable to related party                                                      52,210        52,210
  Due to officers                                                              249,714        28,362
                                                                          -------------  ------------
      Total Current Liabilities                                                853,037       775,898
                                                                          -------------  ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
  Preferred stock, $0.001 par value, 50,000,000 shares authorized,
  2,000,000 shares  issued and outstanding                                       2,000         2,000
  Common stock, $0.001 par value, 500,000,000 shares authorized,
  142,646,665 and 24,756,661 shares issued and outstanding, respectively       142,646        24,756
  Additional paid-in capital                                                10,340,535     8,831,555
  Deficit accumulated during development stage                             (11,337,418)   (9,412,615)
                                                                          -------------  ------------

TOTAL STOCKHOLDERS' DEFICIENCY                                                (852,237)     (554,304)
                                                                          -------------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                            $        800   $   221,594
                                                                          =============  ============

          See accompanying notes to consolidated financial statements.

                         THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
                                    (A DEVELOPMENT STAGE COMPANY)
                                CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001 AND FOR THE PERIOD FROM MARCH 21,
          --------------------------------------------------------------------------------
                                2000 (INCEPTION) TO DECEMBER 31, 2002
                                -------------------------------------

                                                                                           For the Period
                                                                                                from
                                                          For the Year     For the Year    March 21, 2000
                                                             Ended            Ended        (Inception) to
                                                          December 31,     December 31,     December 31,
                                                              2002             2001             2002
                                                        ----------------  --------------  ----------------
REVENUE                                                 $        63,498   $     167,665   $       237,304

COST OF GOODS SOLD                                               17,980          27,738            45,718
                                                        ----------------  --------------  ----------------

GROSS PROFIT                                                     45,518         139,927           191,586
                                                        ----------------  --------------  ----------------

SELLING, GENERAL AND ADMINISTRATIVE                           1,883,318       4,742,768         9,687,603
                                                        ----------------  --------------  ----------------

LOSS FROM OPERATIONS                                         (1,837,800)     (4,602,841)       (9,496,017)
                                                        ----------------  --------------  ----------------

OTHER EXPENSE
  Impairment of property, plant and equipment                    44,113               -            44,113
  Impairment of goodwill                                              -               -           295,000
  Interest expense                                               42,890         300,062         1,502,288
                                                        ----------------  --------------  ----------------
      Total Other Expense                                        87,003         300,062         1,841,401
                                                        ----------------  --------------  ----------------

NET LOSS                                                $    (1,924,803)  $  (4,902,903)  $   (11,337,418)
                                                        ================  ==============  ================

  Net loss per share - basic and diluted                $          (.02)  $        (.56)
                                                        ================  ==============

  Weighted average number of common shares outstanding
    - basic and diluted                                      89,174,416       8,713,108
                                                        ================  ==============

          See accompanying notes to consolidated financial statements.

                                 THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
                                            (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                         FOR THE PERIOD FROM MARCH 21, 2000 (INCEPTION) TO DECEMBER 31, 2002
                         -------------------------------------------------------------------

                                                                                                      Deficit
                                                                                                    Accumulated
                                                                                       Additional     During
                                                 Preferred Stock     Common Stock        Paid-In    Development
                                                 Shares  AMOUNT     Shares    AMOUNT     Capital       Stage         Total
                                                 ------  -------  ----------  -------  -----------  ------------  ------------
Issuance of common stock and recapitalization
due to acquisition on March 21, 2000                  -  $     -     740,400  $   740  $     (740)  $         -   $         -

Issuance of stock for services rendered               -        -     608,519      609   1,277,591             -     1,278,200

Issuance of stock for compensation                    -        -      83,487       83     243,372             -       243,455

Issuance of stock for donations                       -        -      18,333       18      29,932             -        29,950

Conversion of convertible redeemable debentures       -        -     794,058      794     999,206             -     1,000,000

Conversion of convertible redeemable debentures       -        -     260,519      261     271,239             -       271,500

Stock options issued for compensation                 -        -           -        -     237,750             -       237,750

Stock options issued for services rendered            -        -           -        -     220,000             -       220,000

Interest from beneficial conversion features          -        -           -        -     932,291             -       932,291

Issuance of stock for interest expense                -        -      88,889       89      99,911             -       100,000

Net loss, 2000                                        -        -           -        -           -    (4,509,712)   (4,509,712)
                                                 ------  -------  ----------  -------  -----------  ------------  ------------

Balance, December 31, 2000                            -        -   2,594,205    2,594   4,310,552    (4,509,712)     (196,566)

Issuance of common stock for services rendered        -        -  13,350,675   13,350   2,752,503             -     2,765,853

          See accompanying notes to consolidated financial statements.

                                 THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
                                            (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                         FOR THE PERIOD FROM MARCH 21, 2000 (INCEPTION) TO DECEMBER 31, 2002
                         -------------------------------------------------------------------

                                                                                                            Deficit
                                                                                                          Accumulated
                                                                                           Additional       During
                                               Preferred Stock         Common Stock          Paid-In      Development
                                               Shares    AMOUNT      Shares      AMOUNT      Capital         Stage
                                              ---------  -------  ------------  ---------  ------------  -------------
Issuance of stock for compensation                    -        -    1,998,841      1,999       592,296              -

Conversion of convertible redeemable
debentures                                            -        -      657,385        657       603,188              -

Interest from beneficial conversion features          -        -            -          -       218,922              -

Issuance of other stock - litigation                  -        -      600,000        600       148,400              -

Issuance of restricted shares                         -        -    5,555,555      5,556        (5,556)             -

Preferred stock issued                        2,000,000    2,000            -          -       211,250              -

Net loss, 2001                                        -        -            -          -             -     (4,902,903)
                                              ---------  -------  ------------  ---------  ------------  -------------

Balance, December 31, 2001                    2,000,000    2,000   24,756,661     24,756     8,831,555     (9,412,615)

Issuance of stock to pay loans                        -        -   30,253,157     30,253       346,023              -

Issuance of stock for compensation                    -        -   20,010,289     20,010       479,275              -

Issuance of stock for services                        -        -   73,214,520     73,215       678,094              -

Stock rescinded                                       -        -   (5,587,962)    (5,588)        5,588              -

Net loss, 2002                                        -        -            -          -             -     (1,924,803)
                                              ---------  -------  ------------  ---------  ------------  -------------

BALANCE, DECEMBER 31, 2002                    2,000,000  $ 2,000  142,646,665   $142,646   $10,340,535   $(11,337,418)
                                              =========  =======  ============  =========  ============  =============


                                                 Total
                                              ------------
Issuance of stock for compensation                594,295

Conversion of convertible redeemable
debentures                                        603,845

Interest from beneficial conversion features      218,922

Issuance of other stock - litigation              149,000

Issuance of restricted shares                           -

Preferred stock issued                            213,250

Net loss, 2001                                 (4,902,903)
                                              ------------

Balance, December 31, 2001                       (554,304)

Issuance of stock to pay loans                    376,276

Issuance of stock for compensation                499,285

Issuance of stock for services                    751,309

Stock rescinded                                         -

Net loss, 2002                                 (1,924,803)
                                              ------------

BALANCE, DECEMBER 31, 2002                    $  (852,237)
                                              ============

          See accompanying notes to consolidated financial statements.

                              THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
                                         (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                      FOR THE PERIOD FROM MARCH 21, 2000 (INCEPTION) TO DECEMBER 31, 2002
                      -------------------------------------------------------------------

                                                                                                    For the Period
                                                                                                         from
                                                                   For the Year     For the Year    March 21, 2000
                                                                      Ended            Ended        (Inception) to
                                                                   December 31,     December 31,     December 31,
                                                                       2002             2001             2002
                                                                 ----------------  --------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                       $    (1,924,803)  $  (4,902,903)  $   (11,337,418)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
  Depreciation and amortization                                           29,711          99,313           151,395
  Provision for doubtful accounts                                        134,084          87,413           221,497
  Impairment of property, plant and equipment                             44,113               -            44,113
  Impairment of goodwill                                                       -               -           295,000
  Amortization of discount on convertible redeemable debentures                -          59,429            87,535
  Interest from beneficial conversion feature                                  -         218,922         1,151,213
  Issuance of stock for services rendered                                751,309       2,765,853         4,795,362
  Issuance of stock as compensation                                      499,285         594,295         1,337,035
  Issuance of stock as donations                                               -               -            29,950
  Issuance of preferred shares for services                                    -         213,250           213,250
  Issuance of stock options for services rendered                              -               -           220,000
  Issuance of stock options as compensation                                    -               -           237,750
  Issuance of stock as interest expense                                        -               -           100,000
  Issuance of other stock -litigation                                          -         149,000           149,000
  Changes in operating assets and liabilities:
    Accounts receivable                                                  (27,525)        (17,506)          (46,671)
    Receivable from related party                                              -           9,250                 -
    Other receivables                                                          -        (174,827)         (174,827)
    Prepaid expenses                                                      28,453         (28,453)                -
    Inventory                                                              2,765          (2,765)                -
    Deposits                                                               1,940             836                 -
    Accounts payable and accrued expenses                                156,478         (42,597)          299,784
    Payable to related party                                                   -               -            52,210
    Due to officers                                                      221,352          14,368           249,714
                                                                 ----------------  --------------  ----------------
        Net Cash Used In Operating Activities                            (82,838)       (957,122)       (1,924,108)
                                                                 ----------------  --------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                                    -         (10,394)         (125,506)
  Purchase of license rights                                                   -               -           (70,000)
  Proceeds used in business acquisition                                        -               -          (295,000)
                                                                 ----------------  --------------  ----------------
        Net Cash Used In Investing Activities                                  -         (10,394)         (490,506)
                                                                 ----------------  --------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from loan payable                                              75,585         552,019           627,604
  Proceeds from issuance of convertible debt                                   -         375,001         1,787,810
                                                                 ----------------  --------------  ----------------
        Net Cash Provided By Financing Activities                         75,585         927,020         2,415,414
                                                                 ----------------  --------------  ----------------

NET INCREASE (DECREASE) IN CASH                                           (7,253)        (40,496)              800

CASH - BEGINNING OF YEAR                                                   8,053          48,549                 -
                                                                 ----------------  --------------  ----------------

CASH - END OF YEAR                                               $           800   $       8,053   $           800
                                                                 ================  ==============  ================

          See accompanying notes to consolidated financial statements.

                         THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
                                    (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                 FOR THE PERIOD FROM MARCH 21, 2000 (INCEPTION) TO DECEMBER 31, 2002
                 -------------------------------------------------------------------

                                                                                For the Period
                                                                                     from
                                                 For the Year    For the Year   March 21, 2000
                                                     Ended           Ended      (Inception) to
                                                   December        December      December 31,
                                                   31, 2002        31, 2001          2002
                                                ---------------  -------------  ---------------
SUPPLEMENTAL DISCLOSURE CASH FLOW INFORMATION:
----------------------------------------------

Cash paid for income taxes                      $             -  $       1,922  $         1,922
                                                ===============  =============  ===============

Cash paid for interest                          $             -  $           -  $             -
                                                ===============  =============  ===============

SUPPLEMENTAL  DISCLOSURE  OF  NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES:
------------------------------------------------------------------------------

During the year ended December 31, 2002, the Company issued 30,253,157 shares of common stock with a fair value of $376,276 to settle certain loans payable.



          See accompanying notes to consolidated financial statements.

               THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
       FOR THE PERIOD FROM MARCH 21, 2000 (INCEPTION) TO DECEMBER 31, 2002
       -------------------------------------------------------------------


NOTE  1   BUSINESS  ACTIVITY
-------   ------------------

          On March 21, 2000, The Cyber Group Network Corporation and Subsidiary was incorporated in the State of California and subsequently purchased 89.1% Hollywood Entertainment Network, Inc., a Nevada Corporation, and subsequently changed the name Hollywood Entertainment Network, Inc., to The Cyber Group Network Corporation (the "Company", "CGPN", "Cyber Group"), a Nevada Corporation. The Company is a technology driven, Internet based, computer security company with one main area of focus:
          Computer Security. The primary purpose is to continue to transition the Company into a self-sufficient, revenue-generating company, capable of increasing shareholder value. The Company is also very focused on exceeding customer expectations and industry demand.

NOTE  2   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
-------   ----------------------------------------------

          (A) PRINCIPLES OF CONSOLIDATION
          -------------------------------

          The consolidated financial statements include the accounts of The Company and its wholly owned subsidiary, Cyber Crime Corporation
          ("Cyber Crime"). Cyber Crime did not have any operations during the years ended December 31, 2002 and 2001. Any intercompany balances and transactions are eliminated in consolidation.

          (B)  DEVELOPMENT  STAGE  ENTERPRISE
          -----------------------------------

          As of December 31, 2002, CGPN was a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The
          Company devoted substantially all of its efforts to its formation, raising capital, research and development and product development. Substantially all losses accumulated since inception are considered to be a part of the Company's development stage activities.

          (D)  REVENUE  RECOGNITION
          -------------------------

          Revenue is recognized when services are performed or products are shipped.

          (E)  CASH
          ---------

          Cash  consists  of  cash  on  deposit  held by financial institutions.

          (F)  INVENTORY
          --------------

          The Company does not maintain significant inventory levels. Rather, software is manufactured once orders are placed with the Company.



          (G)  PROPERTY,  PLANT  AND  EQUIPMENT
          -------------------------------------

               THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
       FOR THE PERIOD FROM MARCH 21, 2000 (INCEPTION) TO DECEMBER 31, 2002
       -------------------------------------------------------------------


          Property, plant and equipment are recorded at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful life of three years. Maintenance and minor replacements are charged to expense as incurred. Gains and losses on disposals are included in the results of operations.

          (H)  IMPAIRMENT  OF  LONG-LIVED  ASSETS
          ---------------------------------------

          Beginning January 1, 2002, the Company reviews long-lived assets for impairment under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the year ended December 31, 2002, the Company determined that the property, plant, and equipment were impaired and recorded an impairment charge of $44,113.

          (I)  STOCK-BASED  COMPENSATION
          ------------------------------

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

          (J)  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
          --------------------------------------------

          The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the financial instruments, including cash, accounts receivable, accounts payable and accrued expenses, the carrying amounts approximate the fair value due to their short maturities.



          (K)  ADVERTISING
          ----------------

               THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
       FOR THE PERIOD FROM MARCH 21, 2000 (INCEPTION) TO DECEMBER 31, 2002
       -------------------------------------------------------------------


          The Company expenses advertising costs as incurred. CGPN incurred approximately $245,000, $97,000 and $175,000 in advertising expenses during the fiscal years ended December 31, 2002 and 2001 and for the period from March 21, 2000(inception) to December 31, 2000, respectively.

          (L)  INCOME  TAXES
          ------------------

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

          (M)  BASIC  AND  DILUTED  LOSS  PER  SHARE
          ------------------------------------------

          For the fiscal years ended December 31, 2002 and 2001 and for the period from March 21, 2000 (inception) to December 31, 2000, the Company adopted SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to the basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the fiscal years ended December 31, 2002 and 2001 and for the period from March 21, 2000 (inception) to December 31, 2000, the Company incurred a net loss. Therefore, basic and diluted losses per share are the same. The common shares used in the weighted average calculation to determine the basic and diluted loss per share reflect post-split share amounts (See Note 7).

          (N)  USE  OF  ESTIMATES
          -----------------------

          The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          (O)  CONCENTRATION  OF  CREDIT  RISK
          ------------------------------------

               THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
       FOR THE PERIOD FROM MARCH 21, 2000 (INCEPTION) TO DECEMBER 31, 2002
       -------------------------------------------------------------------


          The Company places its cash with high quality financial institutions, and at times may exceed the Federal Deposit Insurance Corporation
          $100,000 insurance limit. As of December 31, 2002 and 2001, the Company did not have any uninsured cash.

          For the year ended December 31, 2002, two customers accounted for approximately 39% and 63% of the Company's sales. For the year ended December 31, 2001, one customer accounted for approximately 14% of the Company's sales. As of December 31, 2001, one of the Company's customers accounted for 100% of the total gross accounts receivable.

          (P)  RECENT  ACCOUNTING  PRONOUNCEMENTS
          ---------------------------------------

          In April 2002, the Financial Accounting Standards Board ("'FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds the provisions of SFAS No. 4, which requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002, with earlier application encouraged.

          In July 2002, the FASB issued SFAS No. 146, "Accounting for Restructuring Costs." SFAS No. 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. Under SFAS No. 146, the Company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS No. 146 will require the Company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS No. 146, a company cannot restate it's previously issued financial statements and the new statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3.

          In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation" and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock based-compensation and the related pro-forma disclosures

               THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
       FOR THE PERIOD FROM MARCH 21, 2000 (INCEPTION) TO DECEMBER 31, 2002
       -------------------------------------------------------------------


          when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002.

          Management does not expect the impact from these pronouncements to have a material impact on the Company's consolidated financial position or results of operations.

          (Q)  RECLASSIFICATION
          ---------------------

          Certain prior year balances have been reclassified to conform to the current year's presentation.

NOTE  3   PROPERTY  AND  EQUIPMENT
-------   ------------------------

          Property and equipment as of December 31, 2002 and 2001 consisted of the following:

                                                              2002     2001
                                                              -----  --------

          Furniture and fixtures                              $   -  $ 50,813
          Office equipment                                        -    16,209
          Computer hardware and software                          -    58,485
                                                              -----  --------
                                                                  -   125,507
          Less accumulated depreciation                           -    51,683
                                                              -----  --------

                Total                                         $   -  $ 73,824
                                                              =====  ========

          During the year ended December 31, 2002, operations of the Company ceased to exist and the property, plant and equipment became of no use. Before the operations ceased, the Company recorded depreciation expense of $29,711 and then recorded an impairment charge of $44,113.

          Depreciation expense for the year ended December 31, 2001 and for the period from March 21, 2000 (inception) to December 31, 2000 was $31,256 and $20,427, respectively.

NOTE  4   LICENSE  RIGHTS
-------   ---------------

          On November 30, 2000, the Company entered into a license agreement related to the Community Banking Program (the "Program"), whereby CGPN acquired the right, in perpetuity, for $70,000, to implement, use, and modify the Program to engage in the business of promotion, advertising, merchandising, and the distribution of debit cards used in banking transactions. In accordance with this agreement, the sellers retained the right to use the Program. The Company determined that this program had a useful life of three years. During 2001, the Company was not satisfied with the direction of the program and the anticipated future costs were deemed to be excessive. As a result, the Company wrote-off the remaining asset balance of $50,558 in the year ended December 31, 2001.

               THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
       FOR THE PERIOD FROM MARCH 21, 2000 (INCEPTION) TO DECEMBER 31, 2002
       -------------------------------------------------------------------


NOTE  5   CONVERTIBLE  REDEEMABLE  DEBENTURES
-------   -----------------------------------

          (A)  MAY  2000  DEBENTURES
          --------------------------

          On May 17, 2000, the Company issued Series A Senior Subordinated Convertible Redeemable Debentures (the "May 2000 Debentures") with a face amount totaling $1,000,000, at a 10% discount, to three purchasers in the amounts of $333,333, $333,333, and $333,334. The May 2000 Debentures were issued in denominations of $10,000 with accrued interest at 8% per annum, commencing May 17, 2000, and were originally due on May 17, 2002. Total funds raised in 2000 under these debentures were $954,132.

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

          As of December 31, 2000, the holders of the May 2000 Debentures converted $1,000,000 into 790,241 shares of common stock (reflective of reverse split) and accrued interest of $4,293 into 3,817 shares of common stock (reflective of reverse split). Conversion prices ranged from approximately $0.03 to $0.16. In relation to this transaction, the Company recorded interest expense totaling $100,000 in fiscal year 2000 for the issuance of 88,889 shares of common stock (reflective of reverse split) in exchange for a 10% discount in cash totaling $100,000.

          (B)  DECEMBER  2000  DEBENTURES
          -------------------------------

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

               THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
       FOR THE PERIOD FROM MARCH 21, 2000 (INCEPTION) TO DECEMBER 31, 2002
       -------------------------------------------------------------------


          pay the holder 125% of the principal amount of the debenture, in full, to the extent the debenture had not been converted.

          Related to this issuance, the Company recorded interest expense related to the beneficial conversion feature of the December 2000 Debentures for the fiscal year ended December 31, 2001 and for the period from March 21, 2000 (inception) to December 31, 2000 totaling $218,922 and $99,751, respectively.

          As of December 31, 2001 and 2000, the holders of the December 2000 Debentures converted $873,345 and $271,500 and into 917,904 and 260,519 shares of common stock (reflective of reverse split), respectively. Conversion prices ranged from approximately $0.06 to $0.09.

NOTE  6   COMMITMENTS  AND  CONTINGENCIES
-------   -------------------------------

          (A)  LEASES
          -----------

          The Company leased its facility under an operating lease that expired in August 2002. Rent expense was approximately $17,000, $68,000 and $22,000 during the fiscal years ended December 31, 2002 and 2001 and for the period from March 21, 2000 (inception) to December 31, 2000, respectively. As of December 31, 2002, the Company no longer has any lease commitments.

          (B)  CONSULTING  AGREEMENT
          --------------------------

          On June 1, 2000, the Company entered into a three-year consulting agreement with the Chairman of the Board of Directors for certain consulting services as requested by the Company. In accordance with the agreement, the consultant receives an annual nonrefundable $20,000 retainer, payable on June 1 of each year. Any services rendered by the consultant are first deducted from the retainer, and any subsequent services are billed at an hourly rate of $150. The Company also pays the consultant an annual bonus based upon the attainment of certain financial and strategic goals, with an annual minimum bonus of $10,000. In addition, the Company is to transfer to the consultant 10,000 shares of common stock each year during the term of the agreement. During the most recent fiscal years, the Company did not make all of the payments due under this contract. As of December 31, 2002, the Company owed the consultant approximately $60,000. As a result, the consultant agreed to accept the payments for this compensation during the next fiscal year, or whenever it is financially feasible by the Company to make the payments.

          If the consulting agreement is terminated during the term of the agreement, then the Company is to pay the consultant an amount equal to twice the sum of the annual retainer and the consultant's highest gross bonus award paid prior to the year of termination, in addition to certain other accrued obligations.

               THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
       FOR THE PERIOD FROM MARCH 21, 2000 (INCEPTION) TO DECEMBER 31, 2002
       -------------------------------------------------------------------


          (C)  EMPLOYMENT  AGREEMENTS
          ---------------------------

          On November 9, 2001, the Company entered into a five-year employment agreement with the Chief Financial Officer. In accordance with the agreement, the Company pays an annual base salary of $150,000 with $100,000 for the first year payable up front in the form of restricted stock. The remaining $50,000 was to be paid in the form of cash, stock, stock options or a combination, thereof. As a result of agreeing to this payment method, the Company issued the employee 133,333 shares of common stock (reflective of reverse split) prior to the execution of this agreement. The employee had the ability to receive a maximum of 50% of her base salary in performance and company based incentive bonuses. The employee was also eligible to participate in the employee stock option plan. On October 1, 2002, the employee left the Company and this agreement was terminated. The accrual of salary owed to that date is approximately $50,000.

          On May 1, 2001, the Company entered into a ten-year employment agreement with the Founder and now former Chief Executive Officer. In accordance with the agreement, the Company agreed to pay a signing bonus of $500,000, an annual base salary of $200,000, incentives and other bonuses. To date, the Company has not paid the signing bonus and CGPN also owes back payments. The Company plans to make these payments before the end of the fourth quarter 2002 in the form of cash, stock or a combination thereof. In March 2002, the employee rendered his temporary resignation due to the receipt of a forty-eight (48) month sentencing for his felony conviction prior to the creation of the Company. Upon his resignation, he was subsequently hired as a consultant with the Company.

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

               THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
       FOR THE PERIOD FROM MARCH 21, 2000 (INCEPTION) TO DECEMBER 31, 2002
       -------------------------------------------------------------------


          (D)  LITIGATION
          ---------------

          In December 2001, the Company filed a civil lawsuit, in the United States District Court Central District of California, against a former Officer and Board of Director, a former employee and other individuals not associated with the Company. This lawsuit alleges that the former Officer used her confidential relationship with the Company to conceal her personal use of company funds, make unauthorized stock issuances and cash loans to outside business partners and/or family. The Company alleges that these acts were committed in a manner intended to defraud the Company and divert funds to the other co-conspirators named in the lawsuit. As of the date of this filing, all of the defendants named have defaulted as they failed to respond to the legal complaint. The Company is currently taking the necessary steps to begin recovery of the stolen funds. The Company originally recorded a non-current receivable related to this lawsuit in the amount of $174,827. At December 31, 2001, the Company reserved $87,414 of the balance, as of December 31, 2002, the Company has determined that the collectability is unlikely and has fully written off this receivable. This case has since been dismissed and the Company has not yet made a final decision if it will pursue further action on this issue.

          The Company is involved in certain legal proceedings and claims that arise in the normal course of business. The Company does not believe that the outcome of these matters will have a material adverse effect on its financial position or results of operations.




NOTE  7   SHAREHOLDERS'  EQUITY

          On November 23, 2001, the Board of Directors approved a fifteen to one reverse stock split on all of the outstanding common shares of the Company. All references to common shares and loss per common share amounts have been adjusted to reflect the 15-to-1 reverse common stock split. The common shares commenced trading on a post reverse split basis on November 26, 2001.



          (A)  COMMON  STOCK
          ------------------

          During the year ended December 31, 2002, the Company issued 30,253,157 shares of common stock with a fair value of $376,276 to settle certain loans payable.

          During the years ended December 31, 2002 and 2001 and for the period from March 21, 2000 (inception) to December 31, 2000, the Company issued 73,214,520, 13,350,675 and 608,519 shares of common stock (reflective of reverse split) for services rendered valued at $751,309, $2,765,853 and $1,278,200, respectively. The services were valued at the fair market value of the stock on the date of issuance.

          During the years ended December 31, 2002 and 2001 and for the period from March 21, 2000 (inception) to December 31, 2000, the Company issued 20,010,289, 1,998,841 and 83,487 shares of common stock (reflective of reverse split) as compensation totaling $499,285, $594,295 and $243,455, respectively. These transactions were valued at the fair market value of the stock on the date of issuance.

          During the year ended December 31, 2001 and for the period from March 21, 2000 (inception) to December 31, 2000, the Company converted $603,845 and $1,271,500 of its Series A and Series SPA Subordinated Convertible Redeemable Debentures into 657,385 and 1,050,760 shares of common stock (reflective of reverse split), respectively. In relation to these transactions, the holder of the debentures converted accrued interest totaling $0 and $4,293 in 2001 and 2000, respectively. This accrued interest resulted in the issuance of 0 and 3,817 shares (reflective of reverse split) in 2001 and 2001, respectively.

          During the year ended December 31, 2001 and for the period from March 21, 2000 (inception) to December 31, 2000, the Company issued 0 and 18,333 shares of common stock (reflective of reverse split) as donations to nonprofit organizations valued at $0 and $29,950, respectively. These transactions were valued at the fair market value of the stock on the date of issuance.

          During the year ended December 31, 2001 and for the period from March 21, 2000 (inception) to December 31, 2000, the Company issued 0 and 88,889 shares of common stock (reflective of reverse split) as interest expense totaling $0 and $100,000, respectively. During the year ended December 31, 2001 and for the period from March 21, 2000 (inception) to December 31, 2000, the Company issued options (net of those terminated) to employees and Board of Directors to purchase 6,255,972 and 4,250,000 shares of common stock, respectively, and recorded compensation expense, respectively, and recorded compensation expense of $226,349, which is included in the issuance of stock for compensation in the statements of changes in stockholders' deficiency, and $237,750, respectively.

          During the year ended December 31, 2001, the Company issued 5,555,555 shares of common stock to the former CEO for inventions per his employment agreement. In early 2002, the Company rescinded 5,587,962 shares from the former CEO due to complications incurred with the former CEO. No expense was recorded in relation to these transactions.

          During the year ended December 31, 2001, the Company issued 600,000 shares of common stock with a fair value of $149,000 in relation to the litigation discussed in Note 6 (D).

          (B)  STOCK  OPTIONS
          -------------------

               THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
       FOR THE PERIOD FROM MARCH 21, 2000 (INCEPTION) TO DECEMBER 31, 2002
       -------------------------------------------------------------------


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

          If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts for the year ended December 31, 2001. There were no stock options issued during the year ended December 31, 2002.


                                                                        2001
                                                                    ------------

          Net Loss
            As reported                                            $(4,902,903)
            Pro forma                                                (4,810,654)
          Basic loss per common share
            As reported                                                   (0.56)
            Pro forma                                                     (0.55)



          The reported and basic loss per common share amounts was recalculated using the common shares reflective of the reverse split. For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended December 31, 2001: dividend yield of 0%, expected volatility of 364% and risk-free interest rate ranging from 1.7% to 2.3%. No options were issued during the period where the exercise price exceeded the stock price at the date of grant.

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

          (C)  OTHER  STOCK  OPTIONS
          --------------------------

          During the year ended December 31, 2001 and for the period from March 21, 2000 (inception) to December 31, 2000, the Company issued options to consultants to purchase 0 and 233,333

               THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
       FOR THE PERIOD FROM MARCH 21, 2000 (INCEPTION) TO DECEMBER 31, 2002
       -------------------------------------------------------------------


          shares of common stock (reflective of reverse split). In relation to these transactions, the Company recorded consulting expenses totaling $0 and $220,000, respectively.

          The following table summarizes the Company's stock option transactions for the year ended December 31, 2001:

                             Adjusted
                              Stock       Stock       Stock      Stock      Stock
                             Options     Options     Options    Options    Options
               Prices        Granted    Terminated   Granted   Exercised  Remaining
          ----------------  ----------  ----------  ---------  ---------  ---------

          25% of stock      10,521,442   4,265,470  6,255,972  6,255,972          -
          Market value
          At exercise date

          There were no stock options issued during the year ended December 31, 2002.




NOTE  8   RELATED  PARTY  TRANSACTIONS
-------   ----------------------------

          During the years ended December 31, 2002 and 2001, the Company made certain advances to and had loans from its former Chief Executive Officer and other related individuals. As of December 31, 2002 and 2001, the total net loans due to related parties recorded in due to officers on the balance sheet totaled $249,714 and $28,362, respectively.

          As of December 31, 2002 and 2001, the Company had a loan payable to a related party totaling $52,210.



NOTE  9   INCOME  TAXES
-------   -------------

          As of December 31, 2002, the Company had approximately $11,337,000 in net operating loss carryforwards that may be offset against future taxable income. No provision for income taxes for the years ended December 31, 2002 and 2001 or for the period from March 21, 2000 (inception) to December 31, 2000 was made since the Company incurred a loss during these periods. The deferred income tax benefit of the loss carryforward is the only significant deferred income tax asset or liability. It has been offset by a valuation allowance of the same amount since the Company does not believe the recoverability of this deferred tax asset is likely. Accordingly, no deferred income tax benefit has been recognized in these financial statements.

               THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
       FOR THE PERIOD FROM MARCH 21, 2000 (INCEPTION) TO DECEMBER 31, 2002
       -------------------------------------------------------------------


NOTE  10  GOING  CONCERN
--------  --------------

          The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles that contemplate the Company's continuation as a going concern. For the year ended December 31, 2002, CGPN incurred net losses of $1,924,803. As of December 31, 2002, the Company had a working capital deficiency and a stockholders' deficiency of $852,237. In addition, the Company was in the development stage as of December 31, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

ITEM  8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING AND
--------------------------------------------------------------------------------
FINANCIAL  DISCLOSURES
----------------------

Refer to Item 13, Exhibit I incorporated in this Form 10-KSB filing.


PART  III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
--------------------------------------------------------------------------------
WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT
--------------------------------------------
The names and positions of the Company's directors, executive officers, and significant employees are as follows as of 12/31/02:

Name                     Age              Position            Appointed
----------------------  ------  -------------------------  -----------------
Thomas Hobson            42          Chairman - Director   March 21, 2000

R. Scott Cramer          38          Board of Director,    November 8, 2001,
                                     CEO                   March 8, 2002

Richard Serrano          39          Board of Director,    March 8, 2002
                                     President

Danette Garrett          28          Board of Director,    October 8, 2001
                                     CFO                   November 9, 2001-
                                                           October 1,2002
                                     COO                   March 8, 2002-
                                                           October 1,2002

Hector Berrellez         55          Board of Director     November 8, 2001




THOMAS  HOBSON
--------------
Thomas Hobson was appointed to the Board as Chairman on March 21, 2000. Mr. Hobson also served as the Company's Interim President from September 28, 2000 through January 8, 2001. As Chairman of the Board, Mr. Hobson is paid $70,000 per year in cash, stock, stock options, or a combination, thereof.

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


ITEM  10.  EXECUTIVE  COMPENSATION
----------------------------------


SUMMARY  COMPENSATION  TABLE

                                       ANNUAL
                                    COMPENSATION
                             ---------------------------
NAME AND PRINCIPAL                                                OTHER
     POSITION         YEAR    SALARY         BONUS            COMPENSATION
--------------------  -----  --------  -----------------  ---------------------
Gregory D. Evans (1)   2002  $200,000  $         100,000  500,000 plus options
Former CEO

Danette Garrett  (2)   2002  $150,000  $30,000 - $75,000      2,000,000 options
CFO

R. Scott Cramer  (3)   2002  $ 60,000
CEO

Richard Serrano  (3)   2002  $ 50,000
President

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

          Ms. Garrett's employment contract is for a term of five years and expired on November 9, 2006. Subsequent to this agreement, Ms. Garrett has resigned her position and this agreement has been terminated.

     (3)  Employment start date of March 8, 2003.


STOCK  OPTIONS  GRANTED  IN  FISCAL  YEAR  2001
-----------------------------------------------
During the fiscal year 2001, the Company issued certain stock options to its employees and officers for bonuses and incentives. The stock option plan requires the employees to exercise options monthly, after the completion of a full calendar month of service. As of December 31, 2001, all earned options were exercised. Therefore, there was no deferred compensation recorded as of December 31, 2001. The total options granted during the fiscal year totaled 10,521,442, of which 4,265,470 were terminated. The options were terminated due to normal attrition and the termination of the former CAO. Therefore, the net options granted and remaining at December 31, 2001 totaled 6,255,972 and 0, respectively.

The exercise price of the stock options is 25% of the market value of the stock on the day(s) of exercise. The Company recognizes the expense for options upon the sale by the employees and/or officers. During the fiscal year, the Company reported an expense of $226,248 for the options exercised and $0 in deferred compensation for all options remaining as of December 31, 2001.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT
--------------------------------------------------------------------------------
The following table sets forth certain information as of December 31, 2001, with respect to the beneficial ownership of Common Stock by: (i) all persons known by the Company to be beneficial owners of more than 10% of Common stock, (ii) each director and named executive officer, and (iii) by all executive officers and directors as a group.

                                 Shares Beneficially  Percentage of Shares
Name and Address                        Owned              Outstanding
---------------------------  -----------------------  ---------------------
Thomas Hobson                              3,500,000                   2.4%
Chairman
Post Office Box 11403
San Bernardino, CA 92423

Danette Garrett*                           6,000,000                   4.2%
CFO/Director
Post Office Box 11403
San Bernardino, CA 92423

R. Scott Cramer                            4,294,772                   3.0%
CEO / Director
Post Office Box 11403
San Bernardino, CA 92423

Gregory Evans*                             6,111,805                   4.3%
Former CEO & Former Director
Post Office Box 11403
San Bernardino, CA 92423

Richard Serrano                                    0                   0.0%
Post Office Box 11403
San Bernardino, CA 92423

Hector Berrellez*                                  0                   0.0%
Post Office Box 11403
San Bernardino, CA 92423

Total ownership by officers,
Directors and beneficial owners           19,406,577                  13.9%

* We were not able to make contact with these individuals nor could we confirm these amounts in a Form 3 filings. As a result, these amounts are estimates.


ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
-------------------------------------------------------------
There were no actual or proposed transactions that occurred over the past two years, to which any person related to the issuer had or is to have a direct or indirect material interest as set forth in item 404 of Regulation S-B of the Securities and Exchange Act of 1933.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
------------------------------------------------
The Company filed Form 8-K on April 23, 2003 for a change of accountants. It should be noted that the change of accountants was because the former accountants resigned for non-payment and lack of communication and no adverse opinions or qualified opinions were rendered by the former accountants in relation to the Company, there were no disagreements with the former accountants and there have been no disputes regarding accounting principles.

It should be further noted that during the Company's two most recent fiscal years, and the subsequent interim period prior to engaging Weinberg, Cyber Group did not consult Weinberg with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Cyber Group's financial statements, or any other matters or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.




ITEM  14.  CONTROLS  AND  PROCEDURES
------------------------------------

Disclosure controls and procedures are designed to ensure information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the periodic reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within the 90 days prior to filing data of this Report, we have not conducted an evaluation of the effectiveness of the design and operation of our disclosures controls and procedures pursuant to Securities and Exchange Act Rule 13a-14. This evaluation will be conducted before the issuance of our first quarter 10QSB.

                            CERTIFICATION PURSUANT TO
                            -------------------------
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                  ---------------------------------------------

     I,  R.  Scott  Cramer,  certify  that:

     1. I have reviewed this annual report on Form 10-KSB of The Cyber Group Network Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


By:  /s/  R.  Scott  Cramer
    -----------------------

     R. Scott Cramer
     Chief Executive Officer


Dated: May 14, 2003

                           CERTIFICATIONS PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report of The Cyber Group Network Corporation (the "Company") on Form 10-KSB for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Chief Executive Officer, certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 3(a) or 15(d) of the Securities and Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



By:  /s/  R.  Scott  Cramer
    ---------------------------

     R. Scott Cramer
     Chief Executive Officer


Dated: May 14, 2003