Form 10QSB
period 2003-03-31
CYBER GROUP NETWORK CORP
filed 2003-05-20
CIK 1076939

United States
                       Securities And Exchange Commission
                             Washington, D.C. 20549
                                   FORM 10-QSB

                                   (Mark One)

     [X]  Quarterly Report Pursuant To Section 13 Or 15 (d) Of The Securities
                              Exchange Act Of 1934
               For the quarterly period ended: March 31, 2003

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



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date: 145,646,665

                                TABLE OF CONTENTS

PART I  - FINANCIAL INFORMATION
Item 1  - Financial Statements
Item 2  - Management's Discussion and Analysis or Plan of Operation
Item 3  - Controls and Procedures

PART II  - OTHER INFORMATION
Item 6   - Exhibits and Reports on Form 8-K

PART I  - FINANCIAL INFORMATION
Item 1  - Financial Statements

                      THE CYBER GROUP NETWORK CORPORATION
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)


                                    CONTENTS
                                    --------


PAGE       1      CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
                  MARCH 31, 2003 (UNAUDITED) AND DECEMBER 31, 2002

PAGE       2      CONDENSED CONSOLIDATED STATEMENTS OF
                  OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31,
                  2003 AND 2002 AND FOR THE PERIOD FROM MARCH 21, 2000
                  (INCEPTION) TO MARCH 31, 2003 (UNAUDITED)

PAGES    3 - 4    CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                  STOCKHOLDERS' DEFICIENCY FOR THE PERIOD FROM
                  MARCH 21, 2000 (INCEPTION) TO MARCH 31, 2003
                  (UNAUDITED)

PAGE       5      CONDENSED CONSOLIDATED STATEMENTS OF CASH
                  FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2003
                  AND 2002 AND FOR THE PERIOD FROM MARCH 21, 2000
                  (INCEPTION) TO MARCH 31, 2003 (UNAUDITED)

PAGES    6 - 8    NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                  STATEMENTS AS OF MARCH 31, 2003 AND 2002 (UNAUDITED)

THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY

                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2003 AND DECEMBER 31, 2002
                   ------------------------------------------


                                     ASSETS
                                     ------

                                                                              March 31,     December 31,
                                                                                2003            2002
                                                                             (Unaudited)
                                                                            -------------  --------------
CURRENT ASSETS
Cash                                                                        $      3,782   $         800
                                                                            -------------  --------------
TOTAL ASSETS                                                                $      3,782   $         800
------------                                                                =============  ==============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES
Accounts payable                                                            $    230,285   $     230,285
Accrued expenses                                                                  76,647          69,511
Loans payable                                                                    251,317         251,317
Payable to related party                                                          52,210          52,210
Due to officers                                                                  332,214         249,714
                                                                            -------------  --------------
    Total Current Liabilities                                                    942,673         853,037
                                                                            -------------  --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 2,000,000         2,000           2,000
  shares issued and outstanding
Common stock, $0.001 par value, 500,000,000 shares authorized,                   145,646         142,646
  145,646,665 and 142,646,665 shares issued and outstanding, respectively
Additional paid-in capital                                                    10,343,235      10,340,535
Deficit accumulated during development stage                                 (11,429,772)    (11,337,418)
                                                                            -------------  --------------

TOTAL STOCKHOLDERS' DEFICIENCY                                                  (938,891)       (852,237)
                                                                            -------------  --------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                              $      3,782   $         800
----------------------------------------------                              =============  ==============

          See accompanying notes to consolidated financial statements.

THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY

                                     (A DEVELOPMENT STAGE COMPANY)
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002 AND FOR THE PERIOD FROM MARCH
           --------------------------------------------------------------------------------
                                21, 2000 (INCEPTION) TO MARCH 31, 2003
                                --------------------------------------
                                              (UNAUDITED)

                                                                                  For the Period
                                                                                       from
                                               For the Three     For the Three     March 21, 2000
                                                Months Ended      Months Ended     (Inception) to
                                               March 31, 2003    March 31, 2002    March 31, 2003
                                              ----------------  ----------------  ----------------
REVENUE                                       $             -   $        11,575   $       237,304

COST OF GOODS SOLD                                          -             5,690            45,718
                                              ----------------  ----------------  ----------------

GROSS PROFIT                                                -             5,885           191,586
                                              ----------------  ----------------  ----------------

OPERATING EXPENSES
Selling, general and administrative                    90,058           887,188         9,777,661
Impairment of property, plant and equipment                 -                 -            44,113
Impairment of goodwill                                      -                 -           295,000
                                              ----------------  ----------------  ----------------
    Total Operating Expenses                           90,058           887,188        10,116,774
                                              ----------------  ----------------  ----------------

LOSS FROM OPERATIONS                                  (90,058)         (881,303)       (9,925,188)
                                              ----------------  ----------------  ----------------

OTHER EXPENSE (INCOME)
Other income                                           (2,982)                -            (2,982)
Interest expense                                        5,278            10,316         1,507,566
                                              ----------------  ----------------  ----------------
     Total Other Expense                                2,296            10,316         1,504,584
                                              ----------------  ----------------  ----------------

NET LOSS                                      $       (92,354)  $      (891,619)  $   (11,429,772)
--------                                      ================  ================  ================

Net loss per share - basic and diluted        $             -   $          (.03)
                                              ================  ================

Weighted average number of common shares
     outstanding - basic and diluted              145,613,312        35,585,559
                                              ================  ================

          See accompanying notes to consolidated financial statements.

THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY

                                         (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                       FOR THE PERIOD FROM MARCH 21, 2000 (INCEPTION) TO MARCH 31, 2003
                       ----------------------------------------------------------------
                                                  (UNAUDITED)

                                                                                                      Deficit
                                                                                                    Accumulated
                                                                                       Additional     During
                                                 Preferred Stock     Common Stock       Paid-In     Development
                                                 Shares  Amount     Shares    Amount     Capital       Stage          Total
                                                 ------  -------  ----------  -------  -----------  ------------  -----------
Issuance of common stock and recapitalization         -  $     -     740,400  $   740  $     (740)  $         -   $         -
  due to acquisition on March 21, 2000

Issuance of stock for services rendered               -        -     608,519      609   1,277,591             -     1,278,200

Issuance of stock for compensation                    -        -      83,487       83     243,372             -       243,455

Issuance of stock for donations                       -        -      18,333       18      29,932             -        29,950

Conversion of convertible redeemable debentures       -        -     794,058      794     999,206             -     1,000,000

Conversion of convertible redeemable debentures       -        -     260,519      261     271,239             -       271,500

Stock options issued for compensation                 -        -           -        -     237,750             -       237,750

Stock options issued for services rendered            -        -           -        -     220,000             -       220,000

Interest from beneficial conversion features          -        -           -        -     932,291             -       932,291

Issuance of stock for interest expense                -        -      88,889       89      99,911             -       100,000

Net loss, 2000                                        -        -           -        -           -    (4,509,712)   (4,509,712)
                                                 ------  -------  ----------  -------  -----------  ------------  -----------

Balance, December 31, 2000                            -        -   2,594,205    2,594   4,310,552    (4,509,712)     (196,566)

Issuance of common stock for services rendered        -        -  13,350,675   13,350   2,752,503             -     2,765,853

Issuance of stock for compensation                    -        -   1,998,841    1,999     592,296             -       594,295

                              See accompanying notes to consolidated financial statements.

THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY

                                    (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                 FOR THE PERIOD FROM MARCH 21, 2000 (INCEPTION) TO DECEMBER 31, 2002
                 -------------------------------------------------------------------
                                             (UNAUDITED)
                                             -----------

                                                                                                    Deficit
                                                                                                  Accumulated
                                                                                   Additional       During
                                        Preferred Stock         Common Stock        Paid-In       Development
                                       Shares    Amount      Shares      Amount      Capital         Stage         Total
                                      ---------  -------  ------------  ---------  ------------  -------------  ------------
Conversion of convertible redeemable          -        -      657,385        657       603,188              -       603,845
 debentures

Interest from beneficial conversion           -        -            -          -       218,922              -       218,922
 features

Issuance of other stock - litigation          -        -      600,000        600       148,400              -       149,000

Issuance of restricted shares                 -        -    5,555,555      5,556        (5,556)             -             -

Preferred stock issued                2,000,000    2,000            -          -       211,250              -       213,250

Net loss, 2001                                -        -            -          -             -     (4,902,903)   (4,902,903)
                                      ---------  -------  ------------  ---------  ------------  -------------  ------------

Balance, December 31, 2001            2,000,000    2,000   24,756,661     24,756     8,831,555     (9,412,615)     (554,304)

Issuance of stock to pay loans                -        -   30,253,157     30,253       346,023              -       376,276

Issuance of stock for compensation            -        -   20,010,289     20,010       479,275              -       499,285

Issuance of stock for services                -        -   73,214,520     73,215       678,094              -       751,309

Stock rescinded                               -        -   (5,587,962)    (5,588)        5,588              -             -

Net loss, 2002                                -        -            -          -             -     (1,924,803)   (1,924,803)
                                      ---------  -------  ------------  ---------  ------------  -------------  ------------

Balance, December 31, 2002            2,000,000    2,000  142,646,665    142,646    10,340,535    (11,337,418)     (852,237)

Issuance of stock for services                -        -    3,000,000      3,000         2,700              -         5,700

Net loss, 2003                                -        -            -          -             -        (92,354)      (92,354)
                                      ---------  -------  ------------  ---------  ------------  -------------  ------------

BALANCE, MARCH 31, 2003               2,000,000  $ 2,000  145,646,665   $145,646   $10,343,235   $(11,429,772)  $  (938,891)
-----------------------               =========  =======  ============  =========  ============  =============  ============

          See accompanying notes to consolidated financial statements.

THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY

                                      (A DEVELOPMENT STAGE COMPANY)
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002 AND FOR THE PERIOD FROM MARCH
            --------------------------------------------------------------------------------
                                 21, 2000 (INCEPTION) TO MARCH 31, 2003
                                 --------------------------------------
                                               (UNAUDITED)
                                               -----------

                                                                                    For the Period
                                                                                         from
                                                 For the Three    For the Three     March 21, 2000
                                                 Months Ended      Months Ended     (Inception) to
                                                March 31, 2003    March 31, 2002    March 31, 2003
                                                ---------------  ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES            $         2,982  $      (412,909)  $    (1,921,126)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment                     -           (1,589)         (125,506)
Purchase of license rights                                    -                -           (70,000)
Proceeds used in business acquisition                         -                -          (295,000)
                                                ---------------  ----------------  ----------------
     Net Cash Used In Investing Activities                    -           (1,589)         (490,506)
                                                ---------------  ----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loan payable                                     -           (5,000)          (16,500)
Proceeds from loan payable                                    -          142,503           644,104
Proceeds from issuance of convertible debt                    -                -         1,787,810
                                                ---------------  ----------------  ----------------
     Net Cash Provided By Financing Activities                -          137,503         2,415,414
                                                ---------------  ----------------  ----------------

NET INCREASE (DECREASE) IN CASH                           2,982          (16,400)            3,782

CASH - BEGINNING OF PERIOD                                  800            8,053                 -
                                                ---------------  ----------------  ----------------

CASH - END OF PERIOD                            $         3,782  $        (8,347)  $         3,782
                                                ===============  ================  ================

SUPPLEMENTAL DISCLOSURE CASH FLOW INFORMATION:
----------------------------------------------
Cash paid for income taxes                      $             -  $             -   $         1,922
                                                ===============  ================  ================

Cash paid for interest                          $             -  $             -   $             -
                                                ===============  ================  ================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
-----------------------------------------------------------------------

During the three months ended March 31, 2003, the Company issued 3,000,000 shares of common stock with a fair value of $5,700 for services rendered.

          See accompanying notes to consolidated financial statements.

NOTE  1     BUSINESS  ACTIVITY
-------     ------------------

On March 21, 2000, The Cyber Group Network Corporation and Subsidiary (the "Company", "CGPN", "Cyber Group") was incorporated in the State of California and subsequently purchased Hollywood Entertainment Network, Inc. The Company is a technology driven, internet based, computer security company with one main area of focus: Computer Security. The primary purpose is to continue to transition the Company into a self-sufficient, revenue-generating company, capable of increasing shareholder value. The primary purpose is to continue to transition the Company into a self-sufficient, revenue-generating company, capable of increasing shareholder value.

THE COMPANY'S MISSION IS TO DEVELOP AND CREATE INNOVATIVE SECURITY PRODUCTS AND SERVICES THAT WILL PROTECT THE B2B, CORPORATE AND EVERYDAY USER.

NOTE  2     BASIS  OF  PRESENTATION
-------     -----------------------

     The accompanying condensed consolidated financial statements include the accounts of The Cyber Group Network Corporation and its subsidiary (the "Company"). These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The accompanying condensed consolidated financial statements and the information included under the heading "Management's
     Discussion and Analysis" should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended December 31, 2002.

NOTE  3     COMMITMENTS  AND  CONTINGENCIES
-------

     The Company is involved in certain legal proceeding and claims that arise in the normal course of business. The Company does not believe that the outcome of these matters will have a material adverse effect on its financial position or results of operations.

NOTE 4     SHAREHOLDERS' DEFICIT
------      --------------------

     On November 23, 2001, the Board of Directors approved a fifteen to one reverse stock split on all of the outstanding common shares of the Company. All references to common shares and loss per common share amounts have been adjusted to reflect the 15-to-1 reverse common stock split. The common shares commenced trading on a post reverse split basis on November 26, 2001.

     (A)  COMMON  STOCK
     ------------------

     During the three months ended March 31, 2003, the Company issued 3,000,000 shares of common stock with a fair value of $5,700 for services rendered.

     During the year ended December 31, 2002, the Company issued 30,253,157 shares of common stock with a fair value of $376,276 to settle certain loans payable.

     During the years ended December 31, 2002 and 2001 and for the period from March 21, 2000 (inception) to December 31, 2000, the Company issued 73,214,520, 13,350,675 and 608,519 shares of common stock (reflective of


          See accompanying notes to consolidated financial statements.

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

     During the year ended December 31, 2001 and for the period from March 21, 2000 (inception) to December 31, 2000, the Company issued options (net of those terminated) to employees and Board of Directors to purchase 6,255,972 and 4,250,000 shares of common stock, respectively, and recorded compensation expense of $226,349, which is included in the issuance of stock for compensation in the statements of changes in stockholders' deficiency, and $237,750, respectively.

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

NOTE  5     RELATED  PARTY  TRANSACTIONS
-------     ----------------------------
     During the years ended December 31, 2002 and 2001, the Company made certain advances to and had loans from its former Chief Executive Officer and other related individuals. As of March 31, 2003 and December 31, 2002 , the due to officers account on the balance sheet includes these loans and accrued compensation to officers and directors of the Company.

     As of March 31, 2003 and December 31, 2002 and 2001, the Company had a loan payable to a related party totaling $52,210.


          See accompanying notes to consolidated financial statements.

NOTE  6     GOING  CONCERN
-------     --------------

     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles that contemplate the Company's continuation as a going concern. For the three months ended March 31, 2003, CGPN incurred net losses of $92,354 and had a working capital deficiency and a stockholders' deficiency of $938,891 as of March 31, 2003. In addition, the Company was still in the development stage as of March 31, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


The following discussion and analysis should be read in conjunction with our consolidated financial statements and related footnotes for the year ended December 31, 2002 included in FORM 10KSB filed with the SEC on May 15, 2003. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

GENERAL

On March 21, 2000, The Cyber Group Network Corporation and Subsidiary (the "Company", "CGPN", "Cyber Group") was incorporated in the State of California and subsequently purchased Hollywood Entertainment Network, Inc. The Company is a technology driven, internet based, computer security company with one main area of focus: Computer Security. The primary purpose is to continue to transition the Company into a self-sufficient, revenue-generating company, capable of increasing shareholder value.

The Company's mission is to develop and create innovative security products and services that will protect the B2B, corporate and everyday user.

RESULTS  OF  OPERATIONS

Since inception in March 2000, the Company has been in the development stage. The primary focus has been on the development and marketing of its hardware and software devices, E-Snitch and PPIRT, respectively. Because the Company began shipment of PPIRT in the late fourth quarter 2000 and shipped minimal product, minimal revenue has been generated to date. Because substantially all of its efforts have been concentrated in research and development activities, it has operated at a net loss since inception. The Company incurred a net loss of $92,354 and $891,619 for the quarters ended March 31, 2003 and 2002, respectively. The first quarter 2003 losses have decreased about 90% compared to the same period in 2002. The decrease in the net loss is primarily due to the minimal operations that the company incurred during the quarter ended March 31, 2003.


          See accompanying notes to consolidated financial statements.

The Company has received reports on its financial statements for the periods ending December 31, 2002 and 2001 from its current and previous independent auditors that include explanatory paragraphs describing the Company's uncertainty to continue as a going concern. These financial statements contemplate the ability to continue as a going concern and as such do not include any adjustments that might result from this uncertainty.

LIQUIDITY  AND  CAPITAL  RESOURCES

As of the fiscal quarter ended March 31, 2003, the Company had current assets of $3,782 and total assets of $3,782. The Company was in a negative working capital position of $938,891 as of March 31, 2003.


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


FORWARD-LOOKING  STATEMENTS

Certain matters discussed in this report contain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those indicated by such forward-looking statements. These forward-looking statements relate to, among other things, capital expenditures, liquidity, capital resources and competition and may be indicated by words or phrases such as "anticipate", "estimate", "plans", "projects", "continuing", "ongoing", "expects", "management believes", "the Company believes", "the Company intends" and similar words or phrases. The following factors and others discussed in the Company's periodic reports and filings with the Securities and Exchange Commission are among the principal factors that could cause actual results to differ materially from the forward-looking statements: availability and terms of financing; risk insurance markets; competition; general economic conditions; interest rates; and inflation. However, this list is not a complete statement of all potential risks or uncertainties.

These forward-looking statements are made as of the date hereof based on management's current expectations, and the Company does not undertake an obligation to update such statements, whether as a result of new information, future events or otherwise. Additional information regarding these and other risk factors may be found in the Company's other filings made from time to time with the Securities and Exchange Commission.

PART II - OTHER INFORMATION

ITEM 3 - CONTROLS AND PROCEDURES

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

Within the 90 days prior to filing data of this Report, we have not conducted an evaluation of the effectiveness of the design and operation of our disclosures controls and procedures pursuant to Securities and Exchange Act Rule 13a-14. This evaluation will be conducted before the issuance of our second quarter 10QSB.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

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

The Company filed Form 8-K on April 23, 2003 to announce the resignation of our Board of Directors Danette Garrett and Hector Berrellez on March 10, 2002 and March 20, 2002 respectively.


          See accompanying notes to consolidated financial statements.

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The  Cyber  Group  Network  Corporation
---------------------------------------
            (Registrant)

Date:  May 20, 2003

By:  /s/  R. Scott Cramer
Chief Executive Officer


          See accompanying notes to consolidated financial statements.