Form 10QSB/A
period 2003-03-31
CYBER GROUP NETWORK CORP
filed 2003-06-13
CIK 1076939

United States
                       Securities And Exchange Commission
                             Washington, D.C. 20549

                                 FORM 10-QSB/A
                                AMENDMENT NO. 1

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

                            CERTIFICATION PURSUANT TO
                            -------------------------
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


     I, R. Scott Cramer, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of The Cyber Group Network Corporation;

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


Dated: June 9, 2003

                           CERTIFICATIONS PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of The Cyber Group Network Corporation (the "Company") on Form 10-QSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Chief Executive Officer, certifies, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 3(a) or 15(d) of the Securities and Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



By: /s/  R. Scott Cramer
    ---------------------------

    R. Scott Cramer
    Chief  Executive  Officer


Dated: June 9, 2003