Form 10QSB
period 2003-06-30
CYBER GROUP NETWORK CORP
filed 2003-10-01
CIK 1076939

United States
                       Securities And Exchange Commission
                             Washington, D.C. 20549
                                   FORM 10-QSB

                                   (Mark One)

     [X]  Quarterly Report Pursuant To Section 13 Or 15 (d) Of The Securities
                              Exchange Act Of 1934
               For the quarterly period ended: June 30, 2003

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






THE CYBER GROUP NETWORK CORPORATION
AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2003

THE CYBER GROUP NETWORK CORPORATION
AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)


                                    CONTENTS
                                    --------


PAGE        1       CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE
                    30, 2003 (UNAUDITED) AND DECEMBER 31, 2002

PAGE        2       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003
                    AND 2002 AND FOR THE PERIOD FROM MARCH 21, 2000
                    (INCEPTION) TO JUNE 30, 2003 (UNAUDITED)

PAGES     3 - 4     CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                    STOCKHOLDERS' DEFICIENCY FOR THE PERIOD FROM MARCH
                    21, 2000 (INCEPTION) TO JUNE 30, 2003 (UNAUDITED)

PAGE        5       CONDENSED CONSOLIDATED STATEMENTS OF CASH
                    FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND
                    2002 AND FOR THE PERIOD FROM MARCH 21, 2000
                    (INCEPTION) TO JUNE 30, 2003 (UNAUDITED)

PAGES     6 - 9     NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                    STATEMENTS AS OF JUNE 30, 2003 (UNAUDITED)

                          THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY

                                     (A DEVELOPMENT STAGE COMPANY)
                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                AS OF JUNE 30, 2003 AND DECEMBER 31, 2002
                                -----------------------------------------


                                             ASSETS
                                             ------
                                                                               June 30,
                                                                                 2003       December 31,
                                                                              (Unaudited)        2002
                                                                             -------------  --------------
CURRENT ASSETS
Cash                                                                         $          -   $         800
                                                                             -------------  --------------

TOTAL ASSETS                                                                 $          -   $         800
------------                                                                 =============  ==============

                              LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                              ----------------------------------------

CURRENT LIABILITIES
Accounts payable                                                             $    230,285   $     230,285
Accrued expenses                                                                   92,636          69,511
Loans payable                                                                     251,317         251,317
Payable to related party                                                           52,210          52,210
Due to officers                                                                   424,014         249,714
                                                                             -------------  --------------
      Total Current Liabilities                                                 1,050,462         853,037
                                                                             -------------  --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 2,000,000          2,000           2,000
  shares issued and outstanding
Common stock, $0.001 par value, 500,000,000 shares authorized,                    145,646         142,646
  145,646,665 and 142,646,665 shares issued and outstanding, respectively
Additional paid-in capital                                                     10,343,235      10,340,535
Deficit accumulated during development stage                                  (11,541,343)    (11,337,418)
                                                                             -------------  --------------

TOTAL STOCKHOLDERS' DEFICIENCY                                                 (1,050,462)       (852,237)
                                                                             -------------  --------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                               $          -   $         800
----------------------------------------------                               =============  ==============



     See accompanying notes to condensed consolidated financial statements.

                              THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY

                                        (A DEVELOPMENT STAGE COMPANY)
                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                          ---------------------------------------------------------
                     AND FOR THE PERIOD FROM MARCH 21, 2000 (INCEPTION) TO JUNE 30, 2003
                     -------------------------------------------------------------------
                                                 (UNAUDITED)


                                                 For the Three    For the Three    For the Three    For the Three
                                                 Months Ended     Months Ended     Months Ended     Months Ended
                                                 June 30, 2003    June 30, 2002    June 30, 2003    June 30, 2002
                                                ---------------  ---------------  ---------------  ---------------
REVENUE                                         $            -   $       43,018   $            -   $       54,593

COST OF GOODS SOLD                                           -           12,290                -           17,980
                                                ---------------  ---------------  ---------------  ---------------

GROSS PROFIT                                                 -           30,728                -           36,613
                                                ---------------  ---------------  ---------------  ---------------

OPERATING EXPENSES
  Selling, general and administrative                  106,293          584,908          196,351        1,472,096
  Impairment of property, plant and equipment                -                -                -                -
  Impairment of goodwill                                     -                -                -                -
                                                ---------------  ---------------  ---------------  ---------------
      Total Operating Expenses                         106,293          584,908          196,351        1,472,096
                                                ---------------  ---------------  ---------------  ---------------

LOSS FROM OPERATIONS                                  (106,293)        (554,180)        (196,351)      (1,435,483)
                                                ---------------  ---------------  ---------------  ---------------

OTHER EXPENSE (INCOME)
  Other income                                               -                -           (2,982)               -
  Interest expense                                       5,278            8,395           10,556           18,711
                                                ---------------  ---------------  ---------------  ---------------
      Total Other Expense                                5,278            8,395            7,574           18,711
                                                ---------------  ---------------  ---------------  ---------------

NET LOSS                                        $     (111,571)  $     (562,575)  $     (203,925)  $   (1,454,194)
--------                                        ===============  ===============  ===============  ===============


Net loss per share - basic and diluted          $            -   $            -   $            -   $        (0.03)
                                                ===============  ===============  ===============  ===============

Weighted average number of common shares
  outstanding - basic and diluted                  145,646,665       76,230,464      145,630,090       56,029,858
                                                ===============  ===============  ===============  ===============


                                                 Cumulative From
                                                 March 21, 2000
                                                 (Inception) To
                                                 June 30, 2003
                                                -----------------
REVENUE                                         $        237,304

COST OF GOODS SOLD                                        45,718
                                                -----------------

GROSS PROFIT                                             191,586
                                                -----------------

OPERATING EXPENSES
  Selling, general and administrative                  9,883,954
  Impairment of property, plant and equipment             44,113
  Impairment of goodwill                                 295,000
                                                -----------------
      Total Operating Expenses                        10,223,067
                                                -----------------

LOSS FROM OPERATIONS                                 (10,031,481)
                                                -----------------

OTHER EXPENSE (INCOME)
  Other income                                            (2,982)
  Interest expense                                     1,512,844
                                                -----------------
      Total Other Expense                              1,509,862
                                                -----------------

NET LOSS                                        $    (11,541,343)
--------                                        =================

Net loss per share - basic and diluted

Weighted average number of common shares outstanding - basic and diluted

     See accompanying notes to condensed consolidated financial statements.

                           THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY

                                      (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                    FOR THE PERIOD FROM MARCH 21, 2000 (INCEPTION) TO JUNE 30, 2003
                    ---------------------------------------------------------------
                                              (UNAUDITED)

                                                                                                           Deficit
                                                                                                         Accumulated
                                                                                            Additional     During
                                                      Preferred Stock      Common Stock       Paid-In    Development
                                                      Shares  Amount     Shares    Amount     Capital       Stage
                                                      ------  -------  ----------  -------  -----------  ------------

Issuance of common stock and recapitalization due to       -  $     -     740,400  $   740  $     (740)  $         -
  acquisition on March 21, 2000

Issuance of stock for services rendered                    -        -     608,519      609   1,277,591             -

Issuance of stock for compensation                         -        -      83,487       83     243,372             -

Issuance of stock for donations                            -        -      18,333       18      29,932             -

Conversion of convertible redeemable debentures            -        -     794,058      794     999,206             -

Conversion of convertible redeemable debentures            -        -     260,519      261     271,239             -

Stock options issued for compensation                      -        -           -        -     237,750             -

Stock options issued for services rendered                 -        -           -        -     220,000             -

Interest from beneficial conversion features               -        -           -        -     932,291             -

Issuance of stock for interest expense                     -        -      88,889       89      99,911             -

Net loss, 2000                                             -        -           -        -           -    (4,509,712)
                                                      ------  -------  ----------  -------  -----------  ------------

Balance, December 31, 2000                                 -        -   2,594,205    2,594   4,310,552    (4,509,712)

Issuance of common stock for services rendered             -        -  13,350,675   13,350   2,752,503             -

Issuance of stock for compensation                         -        -   1,998,841    1,999     592,296             -



                                                         Total
                                                      ------------

Issuance of common stock and recapitalization due to  $         -
  acquisition on March 21, 2000

Issuance of stock for services rendered                 1,278,200

Issuance of stock for compensation                        243,455

Issuance of stock for donations                            29,950

Conversion of convertible redeemable debentures         1,000,000

Conversion of convertible redeemable debentures           271,500

Stock options issued for compensation                     237,750

Stock options issued for services rendered                220,000

Interest from beneficial conversion features              932,291

Issuance of stock for interest expense                    100,000

Net loss, 2000                                         (4,509,712)
                                                      ------------

Balance, December 31, 2000                               (196,566)

Issuance of common stock for services rendered          2,765,853

Issuance of stock for compensation                        594,295



     See accompanying notes to condensed consolidated financial statements.

                                THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY

                                           (A DEVELOPMENT STAGE COMPANY)
                     CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                         FOR THE PERIOD FROM MARCH 21, 2000 (INCEPTION) TO JUNE 30, 2003
                         ---------------------------------------------------------------
                                                   (UNAUDITED)


                                                                                                               Deficit
                                                                                                             Accumulated
                                                                                               Additional      During
                                                   Preferred Stock         Common Stock         Paid-In      Development
                                                  Shares     Amount     Shares      Amount      Capital         Stage
                                                 ---------  -------  ------------  ---------  ------------  -------------

Conversion of convertible redeemable debentures          -        -      657,385        657       603,188              -

Interest from beneficial conversion features             -        -            -          -       218,922              -

Issuance of other stock - litigation                     -        -      600,000        600       148,400              -

Issuance of restricted shares                            -        -    5,555,555      5,556        (5,556)             -

Preferred stock issued                           2,000,000    2,000            -          -       211,250              -

Net loss, 2001                                           -        -            -          -             -     (4,902,903)
                                                 ---------  -------  ------------  ---------  ------------  -------------

Balance, December 31, 2001                       2,000,000    2,000   24,756,661     24,756     8,831,555     (9,412,615)

Issuance of stock to pay loans                           -        -   30,253,157     30,253       346,023              -

Issuance of stock for compensation                       -        -   20,010,289     20,010       479,275              -

Issuance of stock for services                           -        -   73,214,520     73,215       678,094              -

Stock rescinded                                          -        -   (5,587,962)    (5,588)        5,588              -

Net loss, 2002                                           -        -            -          -             -     (1,924,803)
                                                 ---------  -------  ------------  ---------  ------------  -------------

Balance, December 31, 2002                       2,000,000    2,000  142,646,665    142,646    10,340,535    (11,337,418)

Issuance of stock for services                           -        -    3,000,000      3,000         2,700              -

Net loss, 2003                                           -        -            -          -             -       (203,925)
                                                 ---------  -------  ------------  ---------  ------------  -------------

BALANCE, JUNE 30, 2003                           2,000,000  $ 2,000  145,646,665   $145,646   $10,343,235   $(11,541,343)
----------------------                           =========  =======  ============  =========  ============  =============


                                                    Total
                                                 ------------

Conversion of convertible redeemable debentures      603,845

Interest from beneficial conversion features         218,922

Issuance of other stock - litigation                 149,000

Issuance of restricted shares                              -

Preferred stock issued                               213,250

Net loss, 2001                                    (4,902,903)
                                                 ------------

Balance, December 31, 2001                          (554,304)

Issuance of stock to pay loans                       376,276

Issuance of stock for compensation                   499,285

Issuance of stock for services                       751,309

Stock rescinded                                            -

Net loss, 2002                                    (1,924,803)
                                                 ------------

Balance, December 31, 2002                          (852,237)

Issuance of stock for services                         5,700

Net loss, 2003                                      (203,925)
                                                 ------------

BALANCE, JUNE 30, 2003                           $(1,050,462)
----------------------                           ============



     See accompanying notes to condensed consolidated financial statements.

                THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY

                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002 AND FOR
             -------------------------------------------------------
           THE PERIOD FROM MARCH 21, 2000 (INCEPTION) TO JUNE 30, 2003
           -----------------------------------------------------------
                                   (UNAUDITED)


                                                                                 For the Six
                                                                                 Months Ended
                                             June 30, 2003      For the Six     For the Period
                                             (Inception) to    Months Ended          from
                                             June 30, 2003     June 30, 2002    March 21, 2000
                                            ----------------  ---------------  ----------------

CASH FLOWS FROM OPERATING ACTIVITIES        $          (800)  $      (87,410)  $    (1,924,908)
                                            ----------------  ---------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment                 -             (475)         (125,506)
Purchase of license rights                                -                -           (70,000)
Proceeds used in business acquisition                     -                -          (295,000)
                                            ----------------  ---------------  ----------------
Net Cash Used In Investing Activities                     -             (475)         (490,506)
                                            ----------------  ---------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loan payable                                 -                -           (16,500)
Proceeds from loan payable                                -           97,425           644,104
Proceeds from issuance of convertible debt                -                -         1,787,810
                                            ----------------  ---------------  ----------------
Net Cash Provided By Financing Activities                 -           97,425         2,415,414
                                            ----------------  ---------------  ----------------

NET INCREASE (DECREASE) IN CASH                        (800)           9,540                 -

CASH - BEGINNING OF PERIOD                              800           (8,347)                -
                                            ----------------  ---------------  ----------------

CASH - END OF PERIOD                        $             -   $        1,193   $             -
--------------------                        ================  ===============  ================


SUPPLEMENTAL DISCLOSURE CASH FLOW INFORMATION:
----------------------------------------------

Cash paid for income taxes                  $             -   $            -   $         1,922
                                            ================  ===============  ================

Cash paid for interest                      $             -   $            -   $             -
                                            ================  ===============  ================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
-----------------------------------------------------------------------

During the six months ended June 30, 2003, the Company issued 3,000,000 shares of common stock with a fair value of $5,700 for services rendered.



     See accompanying notes to condensed consolidated financial statements.

NOTE 1    BUSINESS  ACTIVITY
------    ------------------

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

          The Company's mission is to develop and create innovative security products and services that will protect the B2B, corporate and everyday user.

NOTE 2    BASIS  OF  PRESENTATION
------    -----------------------

          The accompanying condensed consolidated financial statements include the accounts of The Cyber Group Network Corporation and its subsidiary (the "Company"). These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The accompanying condensed consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended December 31, 2002.

NOTE 3    COMMITMENTS  AND  CONTINGENCIES
------    -------------------------------

          The Company is involved in certain legal proceeding and claims that arise in the normal course of business. The Company does not believe that the outcome of these matters will have a material adverse effect on its financial position or results of operations.



NOTE 4    STOCKHOLDERS'  DEFICIENCY
------    -------------------------

          On November 23, 2001, the Board of Directors approved a fifteen to one reverse stock split on all of the outstanding common shares of the Company. All references to common shares and loss per common share amounts have been adjusted to reflect the 15-to-1 reverse common stock split. The common shares commenced trading on a post reverse split basis on November 26, 2001.

          (A)  COMMON  STOCK
          ------------------

          During the six months ended June 30, 2003, the Company issued 3,000,000 shares of common stock with a fair value of $5,700 for services rendered.

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

NOTE 5    RELATED  PARTY  TRANSACTIONS
------    ----------------------------

          During the six months ended June 30, 2003 and 2002, the Company made certain advances to and had loans from its former Chief Executive Officer and other related individuals. As of June 30, 2003 and December 31, 2002, the due to officers account on the balance sheet includes these loans and accrued compensation to officers and directors of the Company.

          As of June 30, 2003 and December 31, 2002, the Company had a loan payable to a related party totaling $52,210.

NOTE 6    GOING  CONCERN
------    --------------

          The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles that contemplate the Company's continuation as a going concern. For the six months ended June 30, 2003, CGPN incurred net losses of $203,925 and had a working capital deficiency and a stockholders' deficiency of $1,050,462 as of June 30, 2003. In addition, the Company was still in the development stage as of June 30, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

RESULTS OF OPERATIONS

Since inception in March 2000, the Company has been in the development stage. The primary focus has been on the development and marketing of its hardware and software devices, E-Snitch and PPIRT, respectively. Because the Company began shipment of PPIRT in the late fourth quarter 2000 and shipped minimal product, minimal revenue has been generated to date. Because substantially all of its efforts have been concentrated in research and development activities, it has operated at a net loss since inception. The Company incurred a net loss of $74,782 and $891,619 for the quarters ended June 30, 2003 and 2002, respectively. The first quarter 2003 losses have decreased about 90% compared to the same period in 2002. The decrease in the net loss is primarily due to the minimal operations that the company incurred during the quarter ended June 30, 2003.


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


LIQUIDITY AND CAPITAL RESOURCES

As of the fiscal quarter ended June 30, 2003, the Company had current assets of $0 and total assets of $0. The Company was in a negative working capital position of $1,012,673 as of June 30, 2003.

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

The Cyber Group Network Corporation
-----------------------------------
           (Registrant)

Dated: September 29, 2003

By:  /s/  R. Scott Cramer
-------------------------
R. Scott Cramer
Chief Executive Officer

     (a) Exhibits.

     31  Certification by the Chief Executive Officer Pursuant to Section 302
           of the Sarbanes-Oxley Act of 2002


     32 Certification Pursuant to 18 U.S.C. 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002