Form 10QSB
period 2003-09-30
CYBER GROUP NETWORK CORP
filed 2003-12-19
CIK 1076939

United States
                       Securities And Exchange Commission
                             Washington, D.C. 20549
                                   FORM 10-QSB

                                   (Mark One)

     [X]  Quarterly Report Pursuant To Section 13 Or 15 (d) Of The Securities
                              Exchange Act Of 1934
               For the quarterly period ended: September 30, 2003

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

PART I - FINANCIAL INFORMATION
Item 1  - Financial Statements




THE CYBER GROUP NETWORK CORPORATION
AND SUBSIDIARY

                          (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003

THE CYBER GROUP NETWORK CORPORATION
AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)


                                    CONTENTS
                                    --------


PAGE       1     CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
                 SEPTEMBER 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002

PAGE       2     CONDENSED CONSOLIDATED STATEMENTS OF
                 OPERATIONS FOR THE THREE AND NINE MONTHS ENDED
                 SEPTEMBER 30, 2003 AND 2002 AND FOR THE PERIOD FROM
                 MARCH 21, 2000 (INCEPTION) TO SEPTEMBER 30, 2003
                 (UNAUDITED)

PAGES  3 - 4     CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                 STOCKHOLDERS' DEFICIENCY FOR THE PERIOD FROM
                 MARCH 21, 2000 (INCEPTION) TO SEPTEMBER 30, 2003
                 (UNAUDITED)

PAGE       5     CONDENSED CONSOLIDATED STATEMENTS OF CASH
                 FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                 AND 2002 AND FOR THE PERIOD FROM MARCH 21, 2000
                 (INCEPTION) TO SEPTEMBER 30, 2003 (UNAUDITED)

PAGES  6 - 9     NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                 STATEMENTS AS OF SEPTEMBER 30, 2003 (UNAUDITED)

THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY

                                      (A DEVELOPMENT STAGE COMPANY)
                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                             AS OF SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
                             ----------------------------------------------


                                                 ASSETS
                                                 ------

                                                                            September 30,
                                                                                 2003       December 31,
                                                                             (Unaudited)       2002
                                                                            -------------  -------------
CURRENT ASSETS
  Cash                                                                      $      2,422   $        800
                                                                            -------------  -------------

TOTAL ASSETS                                                                $      2,422   $        800
------------                                                                =============  =============

                                LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                                ----------------------------------------

CURRENT LIABILITIES
  Accounts payable                                                          $    230,285   $    230,285
  Accrued expenses                                                                98,691         69,511
  Loans payable                                                                  251,317        251,317
  Payable to related party                                                        52,210         52,210
  Due to officers                                                                489,755        249,714
                                                                            -------------  -------------
    Total Current Liabilities                                                  1,122,258        853,037
                                                                            -------------  -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 2,000,000
  shares issued and outstanding                                                    2,000          2,000
Common stock, $0.001 par value, 500,000,000 shares authorized,
  145,646,665 and 142,646,665 shares issued and outstanding, respectively        145,646        142,646
Additional paid-in capital                                                    10,343,235     10,340,535
Deficit accumulated during development stage                                 (11,610,717)   (11,337,418)
                                                                            -------------  -------------

TOTAL STOCKHOLDERS' DEFICIENCY                                                (1,119,836)      (852,237)
                                                                            -------------  -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                              $      2,422   $        800
----------------------------------------------                              =============  =============

     See accompanying notes to condensed consolidated financial statements.

THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
                                            (A DEVELOPMENT STAGE COMPANY)
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                          ---------------------------------------------------------------
                      AND FOR THE PERIOD FROM MARCH 21, 2000 (INCEPTION) TO SEPTEMBER 30, 2003
                      ------------------------------------------------------------------------
                                                     (UNAUDITED)


                                                                                                         Cumulative From
                                              For the Three  For the Three  For the Nine   For the Nine   March 21, 2000
                                              Months Ended   Months Ended   Months Ended   Months Ended   (Inception) To
                                              September 30,  September 30,  September 30,  September 30,  September 30,
                                                  2003           2002           2003           2002           2003
                                              -------------  -------------  -------------  -------------  -------------
REVENUE                                       $          -   $      8,905   $          -   $     63,498   $    237,304

COST OF GOODS SOLD                                       -              -              -         17,980         45,718
                                              -------------  -------------  -------------  -------------  -------------

GROSS PROFIT                                             -          8,905              -         45,518        191,586
                                              -------------  -------------  -------------  -------------  -------------

OPERATING EXPENSES
Selling, general and administrative                 67,518        439,732        263,869      1,911,833      9,951,472
Impairment of property, plant and equipment              -              -              -              -         44,113
Impairment of goodwill                                   -              -              -              -        295,000
                                              -------------  -------------  -------------  -------------  -------------
Total Operating Expenses                            67,518        439,732        263,869      1,911,833     10,290,585
                                              -------------  -------------  -------------  -------------  -------------

LOSS FROM OPERATIONS                               (67,518)      (430,827)      (263,869)    (1,866,315)   (10,098,999)
                                              -------------  -------------  -------------  -------------  -------------

OTHER EXPENSE (INCOME)
Other income                                        (3,422)             -         (6,404)             -         (6,404)
Interest expense                                     5,278         10,992         15,834         29,703      1,518,122
                                              -------------  -------------  -------------  -------------  -------------
Total Other Expense                                  1,856         10,992          9,430         29,703      1,511,718
                                              -------------  -------------  -------------  -------------  -------------

NET LOSS                                      $    (69,374)  $   (441,819)  $   (273,299)  $ (1,896,018)  $(11,610,717)
--------------------------------------------  =============  =============  =============  =============  =============

Net loss per share - basic and diluted        $      (.000)  $      (.003)  $      (.002)  $      (.015)
                                              =============  =============  =============  =============

Weighted average number of common shares
outstanding - basic and diluted                145,646,665    164,646,418    145,635,676    122,618,785
                                              =============  =============  =============  =============

     See accompanying notes to condensed consolidated financial statements.

THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
                                                 (A DEVELOPMENT STAGE COMPANY)
                          CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                            FOR THE PERIOD FROM MARCH 21, 2000 (INCEPTION) TO SEPTEMBER 30, 2003
                            --------------------------------------------------------------------
                                                         (UNAUDITED)


                                                                                                          Deficit
                                                                                                        Accumulated
                                                                                          Additional      During
                                                  Preferred Stock       Common Stock       Paid-In      Development
                                                 Shares    Amount     Shares    Amount     Capital         Stage         Total
                                                ---------  -------  ----------  -------  ------------  -------------  ------------
Issuance of common stock and recapitalization
  due to acquisition on March 21, 2000                  -  $     -     740,400  $   740  $      (740)  $          -   $         -

Issuance of stock for services rendered                 -        -     608,519      609    1,277,591              -     1,278,200

Issuance of stock for compensation                      -        -      83,487       83      243,372              -       243,455

Issuance of stock for donations                         -        -      18,333       18       29,932              -        29,950

Conversion of convertible redeemable
  debentures                                            -        -     794,058      794      999,206              -     1,000,000

Conversion of convertible redeemable
  debentures                                            -        -     260,519      261      271,239              -       271,500

Stock options issued for compensation                   -        -           -        -      237,750              -       237,750

Stock options issued for services rendered              -        -           -        -      220,000              -       220,000

Interest from beneficial conversion features            -        -           -        -      932,291              -       932,291

Issuance of stock for interest expense                  -        -      88,889       89       99,911              -       100,000

Net loss, 2000                                          -        -           -        -            -     (4,509,712)   (4,509,712)
                                                ---------  -------  ----------  -------  ------------  -------------  ------------

Balance, December 31, 2000                              -        -   2,594,205    2,594    4,310,552     (4,509,712)     (196,566)

Issuance of common stock for services rendered          -        -  13,350,675   13,350    2,752,503              -     2,765,853

Issuance of stock for compensation                      -        -   1,998,841    1,999      592,296              -       594,295


     See accompanying notes to condensed consolidated financial statements.

THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
                                          (A DEVELOPMENT STAGE COMPANY)
                     CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                       FOR THE PERIOD FROM MARCH 21, 2000 (INCEPTION) TO SEPTEMBER 30, 2003
                       --------------------------------------------------------------------
                                                 (UNAUDITED)


                                                                                                    Deficit
                                                                                                  Accumulated
                                                                                    Additional      During
                                      Preferred   Stock      Common       Stock      Paid-In      Development
                                       Shares    Amount      Shares      Amount      Capital         Stage         Total
                                      ---------  -------  ------------  ---------  ------------  -------------  ------------
Conversion of convertible redeemable
  debentures                                  -        -      657,385        657       603,188              -       603,845

Interest from beneficial conversion
  features                                    -        -            -          -       218,922              -       218,922

Issuance of other stock - litigation          -        -      600,000        600       148,400              -       149,000

Issuance of restricted shares                 -        -    5,555,555      5,556        (5,556)             -             -

Preferred stock issued                2,000,000    2,000            -          -       211,250              -       213,250

Net loss, 2001                                -        -            -          -             -     (4,902,903)   (4,902,903)
                                      ---------  -------  ------------  ---------  ------------  -------------  ------------

Balance, December 31, 2001            2,000,000    2,000   24,756,661     24,756     8,831,555     (9,412,615)     (554,304)

Issuance of stock to pay loans                -        -   30,253,157     30,253       346,023              -       376,276

Issuance of stock for compensation            -        -   20,010,289     20,010       479,275              -       499,285

Issuance of stock for services                -        -   73,214,520     73,215       678,094              -       751,309

Stock rescinded                               -        -   (5,587,962)    (5,588)        5,588              -             -

Net loss, 2002                                -        -            -          -             -     (1,924,803)   (1,924,803)
                                      ---------  -------  ------------  ---------  ------------  -------------  ------------

Balance, December 31, 2002            2,000,000    2,000  142,646,665    142,646    10,340,535    (11,337,418)     (852,237)

Issuance of stock for services                -        -    3,000,000      3,000         2,700              -         5,700

Net loss, 2003                                -        -            -          -             -       (273,299)     (273,299)
                                      ---------  -------  ------------  ---------  ------------  -------------  ------------

BALANCE, SEPTEMBER 30, 2003           2,000,000  $ 2,000  145,646,665   $145,646   $10,343,235   $(11,610,717)  $(1,119,836)
------------------------------------  =========  =======  ============  =========  ============  =============  ============

     See accompanying notes to condensed consolidated financial statements.

THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY

                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 AND FOR
          -------------------------------------------------------------
        THE PERIOD FROM MARCH 21, 2000 (INCEPTION) TO SEPTEMBER 30, 2003
        ----------------------------------------------------------------
                                   (UNAUDITED)


                                                                                   For the Period
                                                                                        from
                                                                                     March 21,
                                                  For the Nine    For the Nine          2000
                                                  Months Ended    Months Ended     (Inception) to
                                                 September 30,    September 30,    September 30,
                                                      2003            2002              2003
                                                 --------------  ---------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES             $        1,622  $     (237,697)  $    (1,922,486)
                                                 --------------  ---------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                   -          (2,064)         (125,506)
  Purchase of license rights                                  -               -           (79,000)
  Proceeds used in business acquisition                       -               -          (295,000)
                                                 --------------  ---------------  ----------------
    Net Cash Used In Investing Activities                     -          (2,064)         (490,506)
                                                 --------------  ---------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of loan payable                                   -         (16,500)          (16,500)
  Proceeds from loan payable                                  -         248,208           644,104
  Proceeds from issuance of convertible debt                  -               -         1,787,810
                                                 --------------  ---------------  ----------------
    Net Cash Provided By Financing Activities                 -         231,708         2,415,414
                                                 --------------  ---------------  ----------------

NET INCREASE (DECREASE) IN CASH                           1,622          (8,053)            2,422

CASH - BEGINNING OF PERIOD                                  800           8,053                 -
                                                 --------------  ---------------  ----------------

CASH - END OF PERIOD                             $        2,422  $            -   $         2,422
--------------------                             ==============  ===============  ================


SUPPLEMENTAL DISCLOSURE CASH FLOW INFORMATION
---------------------------------------------

Cash paid for income taxes                       $            -  $            -   $         1,922
                                                 ==============  ===============  ================

Cash paid for interest                           $            -  $            -   $             -
                                                 ==============  ===============  ================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
-----------------------------------------------------------------------

During the nine months ended September 30, 2003, the Company issued 3,000,000 shares of common stock with a fair value of $5,700 for services rendered.

     See accompanying notes to condensed consolidated financial statements.

NOTE 1    BUSINESS ACTIVITY
------    -----------------

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

     The Company's mission is to develop and create innovative security products and services that will protect the B2B, corporate and everyday user.

NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------    ------------------------------------------

     (A)  BASIS  OF  PRESENTATION
     ----------------------------

     The accompanying condensed consolidated financial statements include the accounts of The Cyber Group Network Corporation and its subsidiary (the "Company"). These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The accompanying condensed consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended December 31, 2002.

     (B)  USE  OF  ESTIMATES
     -----------------------

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

     (C)  EARNINGS  PER  SHARE
     -------------------------

     In accordance with SFAS No. 128, "Earnings Per Share", basic net loss per share has been computed based on the weighted-average of common shares outstanding during the period. Diluted earnings per share include the effects of any outstanding financial instruments that may be converted into common stock, and therefore classified as common stock equivalents. SFAS No. 128 provides guidance to calculate the equivalent number of common shares that would be likely issued in the event the holder would elect to convert the financial instrument into common shares. As per SFAS No. 128, common stock equivalents are not considered in the diluted earnings per share calculations because the effect would have been anti-dilutive.

NOTE 3    COMMITMENTS AND CONTINGENCIES
------    -----------------------------

     The Company is involved in certain legal proceeding and claims that arise in the normal course of business. The Company does not believe that the outcome of these matters will have a material adverse effect on its financial position or results of operations.


     See accompanying notes to condensed consolidated financial statements.

NOTE 4    STOCKHOLDERS' DEFICIENCY
------    ------------------------

     On November 23, 2001, the Board of Directors approved a fifteen to one reverse stock split on all of the outstanding common shares of the Company. All references to common shares and loss per common share amounts have been adjusted to reflect the 15-to-1 reverse common stock split. The common shares commenced trading on a post reverse split basis on November 26, 2001.

     (A)  COMMON  STOCK
     ------------------

     During the nine months ended September 30, 2003, the Company issued 3,000,000 shares of common stock with a fair value of $5,700 for services rendered.

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


     See accompanying notes to condensed consolidated financial statements.

     During the year ended December 31, 2001, the Company issued 5,555,555 shares of common stock to the former CEO for inventions per his employment agreement. In early 2002, the Company rescinded 5,587,962 shares from the former CEO due to complications incurred with the former CEO. No expense was recorded in relation to these transactions.

     During the year ended December 31, 2001, the Company issued 600,000 shares of common stock with a fair value of $149,000 in relation to the litigation discussed in Note 6 (D) of the December 31, 2002 financial statements.

NOTE 5    RELATED PARTY TRANSACTIONS
------    --------------------------

     During the nine months ended September 30, 2003 and 2002, the Company made certain advances to and had loans from its former Chief Executive Officer and other related individuals. As of September 30, 2003 and December 31, 2002, the due to officers account on the balance sheet includes these loans and accrued compensation to officers and directors of the Company.

     As of September 30, 2003 and December 31, 2002, the Company had a loan payable to a related party totaling $52,210.

NOTE 6    GOING CONCERN
------    -------------

     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles that contemplate the Company's continuation as a going concern. For the nine months ended September 30, 2003, CGPN incurred net losses of $273,299 and had a working capital deficiency and a stockholders' deficiency of $1,119,836 as of September 30, 2003. In addition, the Company was still in the development stage as of September 30, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

GENERAL

On March 21, 2000, The Cyber Group Network Corporation and Subsidiary (the "Company", "CGPN", "Cyber Group") was incorporated in the State of California and subsequently purchased Hollywood Entertainment Network, Inc. The Company is a technology driven, computer security company with one main area of focus:
Computer Security. The primary purpose is to continue to transition the Company into a self-sufficient, revenue-


     See accompanying notes to condensed consolidated financial statements.

generating  company,  capable  of  increasing  shareholder  value.

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

THE COMPANY HAS IMPROVED PPIRT AND EXPECTS TO RELEASE VERSION 3.0 DURING THE FIRST QUARTER OF 2004. VERSION 3.0 WILL CONTAIN FEATURES AND ENHANCEMENTS THAT WILL MAKE PPIRT ATTRACTIVE AND MARKETABLE TO THE B2B MARKET PLACE AS WELL AS THE INDIVIDUAL CONSUMER.

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

LIQUIDITY AND CAPITAL RESOURCES

AS  OF  THE  FISCAL  QUARTER  ENDED  JUNE 30, 2003, THE COMPANY HAD CURRENT
ASSETS  OF  $0   AND  TOTAL ASSETS OF $0 .  THE COMPANY WAS IN A NEGATIVE
WORKING  CAPITAL  POSITION  OF  $1,012,673  AS  OF  JUNE 30, 2003.

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


     See accompanying notes to condensed consolidated financial statements.

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

Within the 90 days prior to filing data of this Report, we have not conducted an evaluation of the effectiveness of the design and operation of our disclosures controls and procedures pursuant to Securities and Exchange Act Rule 13a-14. This evaluation will be conducted before the issuance of our end of year quarter 10QSB / 10KSB.


     See accompanying notes to condensed consolidated financial statements.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

THE CYBER GROUP NETWORK CORPORATION
-----------------------------------
          (REGISTRANT)

Dated: December 18, 2003

BY:  /S/  R. SCOTT CRAMER
CHIEF EXECUTIVE OFFICER