Form 10KSB
period 2003-12-31
CYBER GROUP NETWORK CORP
filed 2004-05-17
CIK 1076939

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 2003

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                        ______________ TO ______________

                        COMMISSION FILE NUMBER: 000-28153

                       THE CYBER GROUP NETWORK CORPORATION
             (Exact name of registrant as specified in its charter)

          NEVADA                                        33-0901534
  (State or jurisdiction of                          (I.R.S. Employer
incorporation or organization)                      Identification No.)

Post Office Box 948264, Maitland, FL 32794-8264

(Address of principal executive offices)                (Zip Code)

                 Registrant's telephone number:  407 645 4433

  Securities registered pursuant to Section 12(b) of the Act: None

  Securities registered pursuant to Section 12(g) of the Act: 145,646,665
                         Common Stock, $0.001 Par Value

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

Registrant's revenue for the twelve months ended December 31, 2003:  $0

                                TABLE OF CONTENTS

PART I
Item 1    -  Description of Business
Item 2    -  Description of Property
Item 3    -  Legal Proceedings
Item 4    -  Submission of Matters to a Vote of Security Holders

PART II
Item 5    -  Market for Common Equity and Related Stockholder Matters
Item 6    -  Management's Discussion and Analysis or Plan of Operations
Item 7    -  Financial Statements
Item 8    -  Changes In and Disagreements With Accountants on
             Accounting and Financial Disclosures
Item 8a   -  Controls and Procedures


PART III
Item 9    -  Directors, Executives Officers, Promoters and Control Persons;
             Compliance of Section 16(a) of the Exchange Act
Item 10   -  Executive Compensation
Item 11   -  Security Ownership of Certain Beneficial Owners and
             Management and Related Stock Holder Matters
Item 12   -  Certain Relationships and Related Transactions
Item 13   -  Exhibits and Reports on Form 8-K
Item 14   -  Principal Accountant Fees and Services

PART I

Item 1 - Description of Business
--------------------------------

OVERVIEW AND HISTORY
--------------------
On March 21, 2000, The Cyber Group Network Corporation and Subsidiary was incorporated in the State of California and subsequently purchased 89.1% Hollywood Entertainment Network, Inc., a Nevada Corporation, and subsequently changed the name Hollywood Entertainment Network, Inc., to The Cyber Group Network Corporation (the "Company", "CGPN", "Cyber Group"), a Nevada Corporation.

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

We are a technology driven, computer security company with one main area of focus: Computer Security. Our primary purpose is to continue to transition the Company into a self-sufficient, revenue-generating company, capable of increasing shareholder value. The Company is also very focused on developing strategic partnerships with Government Agencies and Corporations to meet industry demand and ensure 100% customer satisfaction.


In an effort to fulfill the goal of providing sound computer security, we have developed PPIRT (Password Protection Information Retrieval Technology). PPIRT is a computer software program designed to protect a customer's computer and the valuable information on the computer from hackers and thieves. With PPIRT, a customer is able to encrypt files (make them inaccessible without the proper authorization), thrash files (permanently erase them so that they are unrecoverable even with computer forensics), and manage passwords. In addition, PPIRT has the ability to track a lost or stolen computer via the Internet and remotely recover and destroy files from the lost or stolen computer once it is connected to the Internet. We are currently marketing PPIRT to government agencies, corporations and OEM's.

Our Electronic Snitching Device (E-Snitch) is a hardware solution that will locate a lost or stolen computer to within a range of five feet. It has several capabilities, including retrieving sensitive data from the lost or stolen computer and destroying sensitive data from the lost or stolen computer. Both of these functions are accomplished wirelessly and without being connected to the Internet. The development of the E-Snitch device is in the testing stage. Our main purpose and objective for this new and innovative technology is to generate sales via licensing agreements, and /or strategic partnerships.

We are concentrating on developing solid relationships with corporate clients, government agencies and OEM's to create various distribution channels and related sales for PPIRT and E-Snitch. We have determined this is the most appropriate avenue for the successful sales, marketing and profitability of our products.

The Company's Mission Statement is to allow people and businesses around the globe to protect their computers with innovative computer security solutions.

PRINCIPAL PRODUCTS
------------------
Password Protection Information Retrieval Technology (PPIRT) - Computer
------------------------------------------------------------
encryption software designed to protect individuals and businesses from hackers and thieves. PPIRT is designed to be the most advanced computer tracking, data retrieval and encryption software on the market. If your computer is lost or stolen, PPIRT can track the computer across the Internet and send notification of the location of your computer by way of Caller ID and/or Internet Protocol Address. Additionally, PPIRT has the ability to remotely retrieve and/or destroy data from the hard drive of a lost or stolen computer. Our software also provides several methods of protection against unwanted intrusion into lost or stolen data housed on a computer. For example, PPIRT encrypts data, making it virtually unbreakable. It can also completely destroy data, literally irreversibly wiping it from the device.

E-SNITCH  - Computer hardware device that can track missing or stolen computers
--------
to within five feet of their location. It also has the ability to retrieve and destroy information from a secure storage space on the hard drive without being connected to the Internet. Our device includes a number of features in addition to its tracking and retrieval capabilities. E-Snitch has GPS navigation capabilities, beacon sound warnings and hard drive password protection. This product will be further enhanced.

DISTRIBUTION
------------
In late 2001, we removed our PPIRT product off of retail stores shelves and we expect to be releasing new versions in the second or third quarter of 2004. The new versions will have significant enhancements and be marketed specifically to Government Agencies, Corporations and Consumers. Each version will have specialized features tailored to that specific market.

During the next fiscal year, we will be targeting several Government Agencies and Corporations. Our demographic targets will consist of government agencies, consumers, business organizations and manufacturers. Distribution of our products will occur through the efforts of existing Officers and Board members. We are concurrently developing a strategic marketing plan that details a solid distribution avenue to allow for a smooth transition from a development stage company to one of sales and marketing.


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


PATENTS, LICENSES AND AGREEMENTS
--------------------------------
We filed a provisional patent for E-Snitch on November 9, 2000 that expired on November 9, 2001. The patent was not renewed because the original technology involved in the development of E-Snitch changed during the various upgrades of the product. We expect to file for another patent, once the device is fully enhanced, completed and tested. We do not have a time frame for completion.


RESEARCH AND DEVELOPMENT ACTIVITIES
-----------------------------------
For the past three fiscal years, we were primarily in the development stage. We launched our first software package, PPIRT, during the fourth quarter of 2001. Therefore, most of the expenses incurred over the past three years is directly related to the research and development of both PPIRT and E-Snitch.


EMPLOYEES
---------
As of December 31, 2003, we employed two (2)employees of which both were in management positions.


RISK FACTORS
------------
Our independent auditors have reported that we have suffered recurring losses from operations that raise substantial doubt about our ability to continue as a going concern. During the year ended December 31, 2003 and 2002, we incurred a net loss of $300,770 and $1,924,803, respectively.


As of December 31, 2003, we had a negative working capital and stockholder's deficiency of $1,147,307. These factors, along with an accumulated deficit of $11,688,198 at December 31, 2003, raise substantial doubt about our ability to continue as a going concern. We will need to raise approximately $325,000 in operating capital in order to remain viable as a going concern for the current fiscal year. We can provide no assurance that we will be able to raise these necessary funds and therefore may not be able to continue as a going concern.


ITEM 2 - PROPERTIES
-------------------
As of December 31, 2003 and at present, we are not occupying any property.



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

In addition, the company is disputing any and all contracts that it may have had with it's former CEO, Gregory Evans. Mr. Evans has been notified and the company anticipates that legal action against him will result.


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


                            HIGH           LOW
QUARTER ENDED               BID            BID

March 31, 2002             $.064          $.013
June 30, 2002              $.024          $.004
September 30, 2002         $.006          $.0005
December 31, 2002          $.0014         $.0004

March 31, 2003             $.0012         $.0001
June 30, 2003              $.0037         $.0002
September 30, 2003         $.0075         $.0015
December 31, 2003          $.0078         $.002



The bid price of our common stock was $.008 on May 13, 2004. As of May 13, 2004, there were approximately 158 holders of record of our common stock.


HOLDERS
-------
As of December 31, 2003 there were 153 stockholders of record.


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

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related footnotes for the year ended December 31, 2003 included in this Annual Report. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.


INTRODUCTION
------------
Our independent auditors have reported that we have suffered recurring losses from operations that raise substantial doubt about our ability to continue as a going concern. Our continued existence is dependent upon our ability to resolve our liquidity problems, principally by obtaining equity capital and commencing profitable operations. While pursuing equity capital, we must continue to operate on cash flow generated from operations and financing activity. We experienced a net loss of $300,770 for the year ended December 31, 2003 and have a negative working capital and stockholder's deficiency of $1,147,307. These factors raise substantial doubt about our ability to continue as a going concern. The opinion expressed by our auditors clearly highlights our negative financial condition, which conditions evidence the high degree of risk associated with making an investment in our company. Our financial condition also makes finding suitable investors difficult due to the risk involved.


PLAN OF OPERATION
-----------------
Our plans in regards to our going concern matter and to further aide in the development of our business are to raise capital and become profitable by performing the following tasks. We believe that these efforts will generate positive cash flow during the next fiscal year:

     (1) Raise additional operating capital by considering various alternatives, including private placement, debt financing and SB-2 filings. One or a combination of these alternatives can allow us to meet our cash flow needs until our product sales can sustain our operations. Our current financing is primarily in the form of short-term loans from Officers.
     (2) Complete testing of E-Snitch and develop distribution, stratigic alliance and/or licensing channels to create revenue growth.
     (3) We anticipate that demonstrating and marketing our products to government agencies and Corporations will be the avenue to achieving these goals.
     (4) Create a knowledgeable sales force that will allow for the aggressive distribution of our products. We are considering various ways of accomplishing this, including the use of independent field representatives and an in-house sales team.
     (5) Develop an attractive incentive plan to attract and retain quality employees and sales representatives. We acknowledge that to continue and expand in today's market, we must rely on talented individuals.
     (6)  Continue to seek strategic alliances with various partners and OEMs.

We will encounter various risks while attempting to implement our business model, particularly in this continuously evolving technology market. We cannot guarantee that we will be successful in addressing such risks, and the failure to do so could have materially adverse effects on our business and results operations.


RESULTS OF OPERATIONS
---------------------
Since inception in March 2000, we have been in the development stage. The primary focus has been on the development and marketing of E-Snitch and PPIRT. Because we made our first shipment of PPIRT in the fourth quarter of 2001 and the subsequent decision to pull the product from retail shelves, we have generated minimal revenue to date. Because substantially all of our efforts have been concentrated in research and development activities, we have operating at a net loss for the last two fiscal year-ends. We incurred a net loss of $300,770 and $1,924,803 for the years ended December 31, 2003 and 2002, respectively. Our reduction net loss was mainly attributed to our cost cutting measures of closing our physical offices and operations. Although we plan on implementing aggressive marketing and sales strategies, we still expect to continue operating at a net loss during the majority of the next fiscal year. This is primarily due to our being in a transitional stage, transitioning from research and development to marketing and distribution. Therefore, we can give no assurance that we will achieve profitability or that a stream of revenue can be generated and sustained in the future.


PRODUCT DELAYS
--------------
The release of E-Snitch has been postponed due to various reasons, including the under development of the GPS Network, the need to improve the device's capabilities and lack of capital. The E-Snitch can track missing or stolen computers within five feet of their location. It also has the ability to retrieve and destroy information from a secure storage space on the hard drive. We filed a provisional patent for this device in November 2000 that expired in November 2001. The purpose of filing this patent was to protect our rights while the device was showcased at the computer fair, Comdex. Since Comdex, the majority of the technology in the E-Snitch has been overhauled in order to create a state of the art hardware device that can physically and intellectually attract the attention of individuals and businesses.

The release of our Password Protection Information Retrieval Technology (PPIRT) software has been postponed due to financing and a major overhaul in it functions. We anticipate releasing separate versions for Government Agencies, Corporations and individuals with each version being specifically tailored to the respective sector. We hope to have these versions released in the second or third quarter.


CASH REQUIREMENTS AND ADDITIONAL FUNDING
----------------------------------------
We need to immediately raise additional capital and / or generate revenue to run the daily operating activities of the business. We believe that our cash on hand is insufficient to meet our anticipated needs for working capital, capital expenditures and business development for the next twelve months. Our monthly expenses are expected to be less than $28,000 a month over the next twelve months. Because we have not sustained a consistent revenue stream, we will need to raise capital to meet our operating needs. We will research various methods of acquiring capital, like private placement, debt refinancing, SB-2 filings and joint venture partners. We recognize that filing an SB-2 can potentially lead to stock dilution, however it may be the most effective means to generate cash flow for us. Irrespective of the funding method, this funding will cover costs such as marketing and distribution, maintaining and upgrading our technology, recurring overhead expenses for the day-to-day operation of the business and other unexpected expenses due to economic changes. We cannot guarantee that the financing will be available in certain amounts or on acceptable terms.


RECENT ACCOUNTANT PRONOUNCEMENTS
----------------------------------------

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Standard is effective for contracts entered into or modified after June 30, 2003. The application of SFAS No. 149 has not had a material effect on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Standard is effective for financial instruments entered into or modified after May 31, 2003. The application of SFAS No. 150 has not had a material effect on the Company's consolidated financial statements.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51." The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (a) the equity investors (if any) do not have a controlling financial interest; or (b) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The Company is required to apply FIN No. 46 to all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the Company is required to apply FIN No. 46 on July 1, 2003. The adoption of this pronouncement in year 2003 did not have a material impact on the accompanying consolidated financial statements.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------




                      THE CYBER GROUP NETWORK CORPORATION
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2003 AND 2002

                       THE CYBER GROUP NETWORK CORPORATION
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)



                                    CONTENTS
                                    --------


PAGE      1    INDEPENDENT AUDITORS' REPORT

PAGE      2    CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31,
                                                    2003 AND 2002

PAGE      3    CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
               YEARS ENDED DECEMBER 31, 2003 AND 2002 AND FOR THE
               PERIOD FROM MARCH 21, 2000 (INCEPTION) TO DECEMBER
                                                         31, 2003

PAGES     4    CONSOLIDATED STATEMENTS OF CHANGES IN
               STOCKHOLDERS' DEFICIENCY FOR THE PERIOD FROM
               MARCH 21, 2000 (INCEPTION) TO DECEMBER 31, 2003

PAGES   5 - 6  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
               YEARS ENDED DECEMBER 31, 2003 AND 2002 AND FOR THE
               PERIOD FROM MARCH 21, 2000 (INCEPTION) TO DECEMBER
                                                         31, 2003

PAGES  7 - 20  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF
               DECEMBER 31, 2003 AND 2002

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Board of Directors of:
  The Cyber Group Network Corporation and Subsidiary
  (A Development Stage Company)

We have audited the accompanying consolidated balance sheets of The Cyber Group Network Corporation and Subsidiary (the "Company") (a development stage company) as of December 31, 2003 and 2002 and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing principles generally accepted in the United States of America. These standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Cyber Group
Network Corporation and Subsidiary as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company had a $330,770 loss from operations, a working capital deficiency and a stockholders' deficiency of $1,147,307. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters is also described in Note 9. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


WEINBERG  &  COMPANY,  P.A.

Boca  Raton,  Florida
May 11, 2004

                                THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
                                          (A DEVELOPMENT STAGE COMPANY)
                                           CONSOLIDATED BALANCE SHEETS
                                         AS OF DECEMBER 31, 2003 AND 2002
                                         --------------------------------


                                                      ASSETS
                                                      ------
                                                                                         2003           2002
                                                                                     -------------  -------------
CASH                                                                                 $         40   $        800
                                                                                     -------------  -------------

        LIABILITIES AND STOCKHOLDERS' DEFICIENCY
        ----------------------------------------

CURRENT LIABILITIES
  Accounts payable                                                                   $    180,235   $    230,285
  Accrued expenses                                                                        109,205         69,511
  Loans payable                                                                           231,317        251,317
  Payable to related party                                                                 52,210         52,210
  Due to officers                                                                         574,380        249,714
                                                                                     -------------  -------------
      Total Current Liabilities                                                         1,147,347        853,037
                                                                                     -------------  -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
  Preferred stock, $0.001 par value, 50,000,000 shares authorized, 2,000,000 shares
    issued and outstanding                                                                  2,000          2,000
  Common stock, $0.001 par value, 500,000,000 shares authorized, 145,646,665 and
    142,646,665 shares issued and outstanding, respectively outstanding,                  145,646        142,646
  Additional paid-in capital                                                           10,343,235     10,340,535
  Deficit accumulated during development stage                                        (11,638,188)   (11,337,418)
                                                                                     -------------  -------------

TOTAL STOCKHOLDERS' DEFICIENCY                                                         (1,147,307)      (852,237)
                                                                                     -------------  -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                       $         40   $        800
----------------------------------------------                                       =============  =============


                           See accompanying notes to consolidated financial statements.

                            THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
                                       (A DEVELOPMENT STAGE COMPANY)
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002 AND FOR THE PERIOD FROM MARCH 21,
             --------------------------------------------------------------------------------
                                   2000 (INCEPTION) TO DECEMBER 31, 2003
                                   -------------------------------------


                                                                                        For the Period
                                                                                             from
                                                        For the Year    For the Year    March 21, 2000
                                                           Ended           Ended        (Inception) to
                                                        December 31,    December 31,     December 31,
                                                            2003            2002             2003
                                                       --------------  --------------  ----------------
REVENUE                                                $           -   $      63,498   $       237,304

COST OF GOODS SOLD                                                 -          17,980            45,718
                                                       --------------  --------------  ----------------

GROSS PROFIT                                                       -          45,518           191,586
                                                       --------------  --------------  ----------------

SELLING, GENERAL AND ADMINISTRATIVE                          328,636       1,883,318        10,016,239
                                                       --------------  --------------  ----------------

LOSS FROM OPERATIONS                                        (328,636)     (1,837,800)       (9,824,653)
                                                       --------------  --------------  ----------------

OTHER EXPENSE (INCOME)
  Impairment of property, plant and equipment                      -          44,113            44,113
  Impairment of goodwill                                           -               -           295,000
  Interest expense                                            19,706          42,890         1,521,994
  Settlement of debt                                         (45,550)              -           (45,550)
  Other income                                                (2,022)              -            (2,022)
                                                       --------------  --------------  ----------------
      Total Other Expense (Income)                            27,866          87,003         1,813,535
                                                       --------------  --------------  ----------------

NET LOSS                                               $    (300,770)  $  (1,924,803)  $   (11,638,188)
--------                                               ==============  ==============  ================

Net loss per share - basic and diluted                 $        (0.0)  $        (.02)
                                                       ==============  ==============

Weighted average number of common shares outstanding
- basic and diluted                                      145,638,446      89,174,416
                                                       ==============  ==============


          See accompanying notes to consolidated financial statements.

                                      THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
                                                 (A DEVELOPMENT STAGE COMPANY)
                                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                              FOR THE PERIOD FROM MARCH 21, 2000 (INCEPTION) TO DECEMBER 31, 2003
                              -------------------------------------------------------------------


                                                                                                          Deficit
                                                                                                        Accumulated
                                                                                          Additional      During
                                                  Preferred Stock       Common Stock        Paid-In     Development
                                                  Shares    AMOUNT     Shares    AMOUNT     Capital        Stage         TOTAL
                                                 ---------  -------  ----------  -------  -----------  -------------  ------------
Issuance of common stock and recapitalization
  due to acquisition on March 21, 2000                   -  $     -     740,400  $   740        (740)  $          -   $         -

Issuance of stock for services rendered                  -        -     608,519      609   1,277,591              -     1,278,200

Issuance of stock for compensation                       -        -      83,487       83     243,372              -       243,455

Issuance of stock for donations                          -        -      18,333       18      29,932              -        29,950

Conversion of convertible redeemable debentures          -        -     794,058      794     999,206              -     1,000,000

Conversion of convertible redeemable debentures          -        -     260,519      261     271,239              -       271,500

Stock options issued for compensation                    -        -           -        -     237,750              -       237,750

Stock options issued for services rendered               -        -           -        -     220,000              -       220,000

Interest from beneficial conversion features             -        -           -        -     932,291              -       932,291

Issuance of stock for interest expense                   -        -      88,889       89      99,911              -       100,000

Net loss, 2000                                           -        -           -        -           -     (4,509,712)   (4,509,712)
                                                 ---------  -------  ----------  -------  -----------  -------------  ------------

Balance, December 31, 2000                               -        -   2,594,205    2,594   4,310,552     (4,509,712)     (196,566)

Issuance of common stock for services rendered           -        -  13,350,675   13,350   2,752,503              -     2,765,853


                                  See accompanying notes to consolidated financial statements.

                                   THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
                                              (A DEVELOPMENT STAGE COMPANY)
                             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                           FOR THE PERIOD FROM MARCH 21, 2000 (INCEPTION) TO DECEMBER 31, 2003
                           -------------------------------------------------------------------


                                                                                                    Deficit
                                                                                                  Accumulated
                                                                                    Additional      During
                                       Preferred Stock         Common Stock          Paid-In      Development
                                       Shares    AMOUNT      Shares      AMOUNT      Capital         Stage         Total
                                      ---------  -------  ------------  ---------  ------------  -------------  ------------

Issuance of stock for compensation            -        -    1,998,841      1,999       592,296              -       594,295

Conversion of convertible redeemable
  debentures                                  -        -      657,385        657       603,188              -       603,845

Interest from beneficial conversion
  features                                    -        -            -          -       218,922              -       218,922

Issuance of other stock - litigation          -        -      600,000        600       148,400              -       149,000

Issuance of restricted shares                 -        -    5,555,555      5,556        (5,556)             -             -

Preferred stock issued                2,000,000    2,000            -          -       211,250              -       213,250

Net loss, 2001                                -        -            -          -             -     (4,902,903)   (4,902,903)
                                      ---------  -------  ------------  ---------  ------------  -------------  ------------

Balance, December 31, 2001            2,000,000    2,000   24,756,661     24,756     8,831,555     (9,412,615)     (554,304)

Issuance of stock to pay loans                -        -   30,253,157     30,253       346,023              -       376,276

Issuance of stock for compensation            -        -   20,010,289     20,010       479,275              -       499,285

Issuance of stock for services                -        -   73,214,520     73,215       678,094              -       751,309

Stock rescinded                               -        -   (5,587,962)    (5,588)        5,588              -             -

Net loss, 2002                                -        -            -          -             -     (1,924,803)   (1,924,803)
                                      ---------  -------  ------------  ---------  ------------  -------------  ------------

Balance December 31, 2002             2,000,000  $ 2,000  142,646,665   $142,646   $10,340,535   $(11,337,418)  $  (852,237)

Issuance of stock for services                -        -    3,000,000      3,000         2,700              -         5,700

Net loss, 2003                                -        -            -          -             -       (300,770)     (300,770)
                                      ---------  -------  ------------  ---------  ------------  -------------  ------------

BALANCE, DECEMBER 31, 2003            2,000,000  $ 2,000  145,646,665   $145,646   $10,343,235   $ 11,638,188   $ 1,147,307
--------------------------            =========  =======  ============  =========  ============  =============  ============


                               See accompanying notes to consolidated financial statements.

                                  THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
                                             (A DEVELOPMENT STAGE COMPANY)
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002 AND FOR THE PERIOD FROM MARCH 21,
                   --------------------------------------------------------------------------------
                                         2000 (INCEPTION) TO DECEMBER 31, 2003
                                         -------------------------------------


                                                                                                                For the Period
                                                                                                                     from
                                                                                For the Year    For the Year    March 21, 2000
                                                                                   Ended           Ended        (Inception) to
                                                                                December 31,    December 31,     December 31,
                                                                                    2003            2002             2003
                                                                               --------------  --------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                     $    (300,770)  $  (1,924,803)  $   (11,638,188)
  Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                            -          29,711           151,395
  Settlement of debt                                                                  45,550               -            45,550
  Provision for doubtful accounts                                                          -         134,084           221,497
  Impairment of property, plant and equipment                                              -          44,113            44,113
  Impairment of goodwill                                                                   -               -           295,000
  Amortization of discount on convertible redeemable debentures                            -               -            87,535
  Interest from beneficial conversion feature                                              -               -         1,151,213
  Issuance of stock for services rendered                                              5,700         751,309         4,801,062
  Issuance of stock as compensation                                                        -         499,285         1,337,035
  Issuance of stock as donations                                                           -               -            29,950
  Issuance of preferred shares for services                                                -               -           213,250
  Issuance of stock options for services rendered                                          -               -           220,000
  Issuance of stock options as compensation                                                -               -           237,750
  Issuance of stock as interest expense                                                    -               -           100,000
  Issuance of other stock -litigation                                                      -               -           149,000
  Changes in operating assets and liabilities:
    Other receivables                                                                      -               -          (174,827)
    Prepaid expenses                                                                       -          28,453                 -
    Inventory                                                                              -           2,765                 -
    Deposits                                                                               -           1,940                 -
    Accounts payable and accrued expenses                                            (55,906)        156,478           289,428
    Payable to related party                                                               -               -            52,210
    Due to officers                                                                  304,666         221,352           554,380
                                                                               --------------  --------------  ----------------
      Net Cash Used In Operating Activities                                             (760)        (82,838)       (1,924,868)
                                                                               --------------  --------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                                                -               -          (125,506)
  Purchase of license rights                                                               -               -           (70,000)
  Proceeds used in business acquisition                                                    -               -          (295,000)
                                                                               --------------  --------------  ----------------
      Net Cash Used In Investing Activities                                                                -          (490,506)
                                                                               --------------  --------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from loan payable                                                               -          75,585           627,604
  Proceeds from issuance of convertible debt                                               -               -         1,787,810
                                                                               --------------  --------------  ----------------
      Net Cash Provided By Financing Activities                                            -          75,585         2,415,414
                                                                               --------------  --------------  ----------------

NET INCREASE (DECREASE) IN CASH                                                         (760)         (7,253)               40


                               See accompanying notes to consolidated financial statements.


                                  THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
                                             (A DEVELOPMENT STAGE COMPANY)
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002 AND FOR THE PERIOD FROM MARCH 21,
                   --------------------------------------------------------------------------------
                                         2000 (INCEPTION) TO DECEMBER 31, 2003
                                         -------------------------------------


CASH - BEGINNING OF YEAR                                                                 800           8,053                 -
                                                                               --------------  --------------  ----------------

CASH - END OF YEAR                                                             $          40   $         800   $            40
------------------                                                             ==============  ==============  ================


                               See accompanying notes to consolidated financial statements.

               THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002 AND FOR THE PERIOD FROM MARCH 21,
--------------------------------------------------------------------------------
                      2000 (INCEPTION) TO DECEMBER 31, 2003
                      -------------------------------------


                                                                              For the Period
                                                                                   from
                                                For the Year   For the Year   March 21, 2000
                                                    Ended          Ended      (Inception) to
                                                  December       December      December 31,
                                                  31, 2003       31, 2002          2003
                                                -------------  -------------  ---------------

SUPPLEMENTAL DISCLOSURE CASH FLOW INFORMATION:
----------------------------------------------

Cash paid for income taxes                      $           -  $           -  $         1,922
                                                =============  =============  ===============

Cash paid for interest                          $           -  $           -  $             -
                                                =============  =============  ===============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
-----------------------------------------------------------------------

During the year ended December 31, 2002, the Company issued 30,253,157 shares of common stock with a fair value of $376,276 to settle certain loans payable. During the year ended December 31, 2003, the Company issued 3,000,000 shares of common stock with a fair value of $5,700 for services rendered.


          See accompanying notes to consolidated financial statements.

NOTE  1   BUSINESS  ACTIVITY
-------   ------------------

          On March 21, 2000, The Cyber Group Network Corporation and Subsidiary (the "Company", "CGPN", "Cyber Group") was incorporated in the State of California and subsequently purchased Hollywood Entertainment
          Network, Inc. The Company is a technology driven, Internet based, computer security company with one main area of focus: Computer Security. The primary purpose is to continue to transition the Company into a self-sufficient, revenue-generating company, capable of increasing shareholder value. The Company is also very focused on developing strategic partnerships with Government Agencies and Corporations to meet industry demand and ensure 100% customer satisfaction.

          The company's mission is to allow people and businesses around the globe to protect their computers with innovative computer security solutions.

NOTE  2   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
-------   ----------------------------------------------

          (A)  PRINCIPLES  OF  CONSOLIDATION
          ----------------------------------

          The consolidated financial statements include the accounts of The Company and its wholly owned subsidiary, Cyber Crime Corporation
          ("Cyber Crime"). Cyber Crime did not have any operations during the years ended December 31, 2003 and 2002. Any intercompany balances and transactions are eliminated in consolidation.

          (B)  DEVELOPMENT  STAGE  ENTERPRISE
          -----------------------------------

          As of December 31, 2003, CGPN was a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The
          Company devoted substantially all of its efforts to its formation, raising capital, research and development and product development. Substantially all losses accumulated since inception are considered to be a part of the Company's development stage activities.

          (C)  REVENUE  RECOGNITION
      -    ------------------------

          Revenue is recognized when services are performed or products are shipped.

          (D)  CASH
          ---------

          Cash  consists  of  cash  on  deposit  held by financial institutions.




          (E)  INVENTORY
          --------------

          The Company does not maintain significant inventory levels. Rather, software is manufactured once orders are placed with the Company.

          (F)  IMPAIRMENT  OF  LONG-LIVED  ASSETS
          ---------------------------------------

          Beginning January 1, 2002, the Company reviews long-lived assets for impairment under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the year ended December 31, 2002, the Company determined that the property, plant, and equipment were impaired and recorded an impairment charge of $44,113. As of December 31, 2003, the company has no long-lived assets and as a result did not record any impairment or disposal.

          (G)  STOCK-BASED  COMPENSATION
          ------------------------------

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

          (H)  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
          --------------------------------------------

          The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the financial instruments, including cash, accounts payable, accrued expenses, loans payable, and due to related parties and officers, the carrying amounts approximate the fair value due to their short maturities.


          (I)  ADVERTISING
          ----------------

          The Company expenses advertising costs as incurred. CGPN incurred approximately $245,000, $97,000 and $175,000 in advertising expenses during the fiscal years ended December 31, 2002 and 2001 and for the period from March 21, 2000 (inception) to December 31, 2000, respectively. The Company recorded no expenses for advertising costs in year ending December 31, 2003.

          (J)  INCOME  TAXES
          ------------------

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

          (K)  BASIC  AND  DILUTED  LOSS  PER  SHARE
          ------------------------------------------

          For the fiscal years ended December 31, 2003, 2002, 2001 and for the period from March 21, 2000 (inception) to December 31, 2000, the Company adopted SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to the basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the fiscal years ended December 31, 2003, 2002, 2001 and for the period from March 21, 2000 (inception) to December 31, 2000, the Company incurred a net loss. Therefore, basic and diluted losses per share are the same. The common shares used in the weighted average calculation to determine the basic and diluted loss per share reflect post-split share amounts (See Note 5).



          (L)  USE  OF  ESTIMATES
          -----------------------

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

          (M)  CONCENTRATION  OF  CREDIT  RISK
          ------------------------------------

          The Company places its cash with high quality financial institutions, and at times may exceed the Federal Deposit Insurance Corporation
          $100,000 insurance limit. As of December 31, 2003 and 2002, the Company did not have any uninsured cash. For the year ended December 31, 2003, the Company had no sales. For the year ended December 31, 2002, two customers accounted for approximately 39% and 63% of the Company's sales.

          (N)  RECENT  ACCOUNTING  PRONOUNCEMENTS
          ---------------------------------------

          In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Standard is effective for contracts entered into or modified after June 30, 2003. The application of SFAS No. 149 has not had a material effect on the Company's consolidated financial statements.

          In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Standard is effective for financial instruments entered into or modified after May 31, 2003. The application of SFAS No. 150 has not had a material effect on the Company's consolidated financial statements.

          In January 2003, (as revised in December 2003) The Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements". Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entities activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; the right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

          Interpretation No. 46, as revised, also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary.

          Interpretation No. 46, as revised, applies to small business issuers no later than the end of the first reporting period that ends after December 15, 2004. This effective date includes those entities to which Interpretation 46 had previously been applied. However, prior to the required application of Interpretation No. 46, a public entity that is a small business issuer shall apply Interpretation 46 or this Interpretation to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003.

          Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.


NOTE  3   DUE  TO  OFFICERS
-------   -----------------

          Due to Officers consists of accrued salaries due to current and former employees and Board members. Due to Officers further consists of company expenses paid by R. Scott Cramer.


NOTE  4   CONVERTIBLE  REDEEMABLE  DEBENTURES
-------   -----------------------------------

          (A)  MAY  2000  DEBENTURES
          --------------------------

          On May 17, 2000, the Company issued Series A Senior Subordinated Convertible Redeemable Debentures (the "May 2000 Debentures") with a face amount totaling $1,000,000, at a 10% discount, to three purchasers in the amounts of $333,333, $333,333, and $333,334. The May 2000 Debentures were issued in denominations of $10,000 with accrued interest at 8% per annum, commencing May 17, 2000, and were originally due on May 17, 2002. Total funds raised in 2000 under these debentures was $954,132.

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

NOTE  5   COMMITMENTS  AND  CONTINGENCIES
-------   -------------------------------

          (A)  LEASES
          -----------

          The Company leased its facility under an operating lease that expired in August 2002. Rent expense was approximately $17,000, $68,000 and $22,000 during the fiscal years ended December 31, 2002 and 2001 and for the period from March 21, 2000 (inception) to December 31, 2000, respectively. As of December 31, 2002, the Company no longer has any lease commitments. For the period ending December31, 2003,the Company recorded no rent expense.


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

          On May 1, 2001, the Company entered into a ten-year employment agreement with the Founder and now former Chief Executive Officer. In accordance with the agreement, the Company agreed to pay a signing bonus of $500,000, an annual base salary of $200,000, incentives and other bonuses. To date, the Company has not paid the signing bonus and CGPN also owes back payments. The Company planed to make these payments before the end of the fourth quarter 2002 in the form of cash, stock or a combination thereof. In March 2002, the employee rendered his temporary resignation due to the receipt of a forty-eight
          (48) month sentencing for his felony conviction prior to the creation of the Company. Upon his resignation, he was subsequently hired as a consultant with the Company. This agreement and payment is in dispute.



          (D)  LITIGATION
          ---------------

          In December 2001, the Company filed a civil lawsuit, in the United States District Court Central District of California, against a former Officer and Board of Director, a former employee and other individuals not associated with the Company. This lawsuit alleges that the former Officer used her confidential relationship with the Company to conceal her personal use of company funds, make unauthorized stock issuances and cash loans to outside business partners and/or family. The Company alleges that these acts were committed in a manner intended to defraud the Company and divert funds to the other co-conspirators named in the lawsuit. As of the date of this filing, all of the defendants named have defaulted as they failed to respond to the legal complaint. The Company originally recorded a non-current receivable related to this lawsuit in the amount of $174,827. At December 31, 2001, the Company reserved $87,414 of the balance, At December 31, 2002, the Company had determined that the collectability was unlikely and fully wrote off this receivable. This case has since been dismissed and the Company has not yet made a final decision if it will pursue further action on this issue.

          The Company is involved in certain legal proceedings and claims that arise in the normal course of business. The Company does not believe that the outcome of these matters will have a material adverse effect on its financial position or results of operations.



NOTE 6   SHAREHOLDERS' EQUITY
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

          (A)  COMMON  STOCK
          ------------------

          During the year ended December 31, 2003, the Company issued 3,000,000 shares of common stock with a fair value of $5,700 for services rendered.

          During the year ended December 31, 2002, the Company issued 30,253,157 shares of common stock with a fair value of $376,276 to settle certain loans payable.

          During the years ended December 31, 2003 and 2002 and for the period from March 21, 2000 (inception) to December 31, 2001, the Company issued 3,000,000, 73,214,520 and 13,959,194 shares of common stock for services rendered valued at $5,700, $751,309 and $4,044,053, respectively. The services were valued at the fair market value of the stock on the date of issuance.

          During the years ended December 31, 2003 and 2002 and for the period from March 21, 2000 (inception) to December 31, 2001, the Company issued 0, 20,010,289 and 2,082,328 shares of common stock as compensation totaling $0, $499,285 and $837,750, respectively. These transactions were valued at the fair market value of the stock on the date of issuance.

          During the year ended December 31, 2001 and for the period from March 21, 2000 (inception) to December 31, 2000, the Company converted $603,845 and $1,271,500 of its Series A and Series SPA Subordinated Convertible Redeemable Debentures into 657,385 and 1,050,760 shares of common stock, respectively. In relation to these transactions, the holder of the debentures converted accrued interest totaling $0 and $4,293 in 2001 and 2000, respectively. This accrued interest resulted in the issuance of 0 and 3,817 shares (reflective of reverse split) in 2001 and 2001, respectively.

          During the year ended December 31, 2001 and for the period from March 21, 2000 (inception) to December 31, 2000, the Company issued 0 and 18,333 shares of common stock as donations to nonprofit organizations valued at $0 and $29,950, respectively. These transactions were valued at the fair market value of the stock on the date of issuance.

          During the year ended December 31, 2001 and for the period from March 21, 2000 (inception) to December 31, 2000, the Company issued 0 and 88,889 shares of common stock as interest expense totaling $0 and $100,000, respectively. During the year ended December 31, 2001 and for the period from March 21, 2000 (inception) to December 31, 2000, the Company issued options (net of those terminated) to employees and Board of Directors to purchase 6,255,972 and 4,250,000 shares of common stock, respectively, and recorded compensation expense, respectively, and recorded compensation expense of $226,349, which is included in the issuance of stock for compensation in the statements of changes in stockholders' deficiency, and $237,750, respectively.

          During the year ended December 31, 2001, the Company issued 5,555,555 shares of common stock to the former CEO for inventions per his employment agreement. In early 2002, the Company rescinded 5,587,962 shares from the former CEO due to complications incurred with the former CEO. No expense was recorded in relation to these transactions.

          During the year ended December 31, 2001, the Company issued 600,000 shares of common stock with a fair value of $149,000 in relation to the litigation discussed in Note 5 (D).





          (B)  STOCK  OPTIONS
          -------------------

          The Company adopted only the disclosure provisions of SFAS No. 123. It applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock issuances to employees and does not recognize compensation expense for its stock-based compensation other than for restricted stock and options issued to outside third parties. There were no stock options issued during the year ended December 31, 2003 and 2002.


NOTE  7   RELATED  PARTY  TRANSACTIONS
-------   ----------------------------

          During the years ended December 31, 2003 and 2002, the Company made certain advances to and had loans from its former Chief Executive Officer and other related individuals. As of December 31, 2003 and 2002, the total net loans due to related parties recorded in due to officers on the balance sheet totaled $574,380 and $249,714, respectively.

          As of December 31, December 31, 2003 and 2002, the Company had a loan payable to a related party totaling $52,210.


NOTE  8   INCOME  TAXES
-------   -------------

          As of December 31, 2003 the Company had approximately $9,412,197 operating loss and start-up cost carryforwards that may be offset against future taxable income. These carryforwards begin to expire in 2020. No provision for income taxes for the years ended December 31, 2003 and 2002 or for the period from March 21, 2000 (inception) to December 31, 2001 was made since the Company incurred a loss during these periods. The deferred income tax benefit of the loss carryforward is the only significant deferred income tax asset or liability. It has been offset by a valuation allowance of the same amount since the Company does not believe the recoverability of this deferred tax asset is likely. Accordingly, no deferred income tax benefit has been recognized in these financial statements.


NOTE  9   GOING  CONCERN
-------   --------------

          The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles that contemplate the Company's continuation as a going concern. For the year ended December 31, 2003, CGPN incurred net losses of $300,770.

          As of December 31, 2003, the Company had a working capital deficiency and a stockholders' deficiency of $1,147,307. In addition, the Company was in the development stage as of December 31, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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


ITEM 8A CONTROLS AND PROCEDURES
-----------------------------------------

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

As of the end of this period covered by this Report, we have not conducted an evaluation of the effectiveness of the design and operation of our disclosures controls and procedures pursuant to Securities and Exchange Act Rule 13a-14. This evaluation has not been completed and due to lack of operations and activities will be conducted as soon as feasibly possible.


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
--------------------------------------------------------------------------------
WITH SECTION 16(A) OF THE EXCHANGE ACT
--------------------------------------
The names and positions of the Company's directors, executive officers, and significant employees are as follows as of 12/31/03:

Name                      Age       Position             Appointed
------------------------  ---  ---------------------  -----------------
R. Scott Cramer            40  Board of Director,     November 8, 2001,
                               CEO,                   March 8, 2002
                               Chairman of the Board  January 7, 2003

Richard Serrano            41  Board of Director,     March 8, 2002
                               President,             March 8, 2002

Steve Lowe                 35  Board of Director,     January 7, 2003



Richard Serrano was appointed to the Board and accepted the President position on March 8, 2002. As a Board of Director, Mr. Serrano is paid $50,000 per year in cash, stock, stock options or a combination, thereof.

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

R. Scott Cramer was appointed to the Board on November 8, 2001 and accepted the Chief Executive Officer position on March 8, 2002. As a Chairman of the Board, Mr. Cramer is paid $60,000 per year in cash, stock, stock options or a combination, thereof.

Mr. Cramer is currently the President of Cramer & Associates, a firm specializing in retirement management, estate planning and investments. Cramer has held this position for many years and has built a solid standing in the investment field. Mr. Cramer currently resides in Florida and will not relocate to California while performing his duties as the Interim CEO.

Steve Lowe was appointed to the Board on January 27, 2003. As a Board of Director, Mr. Lowe is paid $50,000 per year in cash, stock, stock options or a combination, thereof.

Mr. Lowe is employed by R R Donnelley, North America's largest printer. Mr. Lowe has held positions from entry level to manufacturing supervision during his eighteen-year employment. Lowe is actively pursuing a degree in business management through the Penn State University. Lowe has been an asset throughout the past year and is eager to assist with growing the Cyber Group Network.



SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
-------------------------------------------------------
Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Directors and Executive Officers, and persons who own more than ten percent of a registered class of equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of our Company. Officers, Directors and greater than ten-percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended December 31, 2001, our officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements. However, all of our current Board of Directors and Officers filed their FORM 3, Initial Statement of Beneficial Ownership of Securities, with the SEC after the ten-day designated deadline.

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------


SUMMARY COMPENSATION TABLE


                                         ANNUAL
                                      COMPENSATION
                                -------------------------
NAME AND PRINCIPAL                                          OTHER
POSITION                  YEAR    SALARY       BONUS     COMPENSATION
-----------------------   ----  ----------   ---------   ------------
R. Scott Cramer  (1)      2003  $    60,000  $        0  $           0
CEO

Richard Serrano  (2)      2003  $    50,000  $        0  $           0
President


Footnotes:
     (1) As of December 31, 2003, Mr. Cramer was the Chief Executive Officer of the Company. Mr. Cramer has not received any payment for his position and as a result his salary has been accrued as an expense.

     (2) As of December 31, 2003, Mr. Serrano was the President of the Company. Mr. president has not received any payment for his position and as a result his salary has been accrued as an expense.


STOCK OPTIONS GRANTED IN FISCAL YEAR 2003
-----------------------------------------
During the fiscal year 2003, did not issue any stock options to its employees and officers for bonuses and incentives


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------
The following table sets forth certain information as of December 31, 2003, with respect to the beneficial ownership of Common Stock by: (i) all persons known by the Company to be beneficial owners of more than 10% of Common stock, (ii) each director and named executive officer, and (iii) by all executive officers and directors as a group.

                             Shares Beneficially   Percentage of Shares
Name and Address                    Owned              Outstanding
----------------             -------------------  ---------------------
R. Scott Cramer                        4,294,772                      3%
Director
1012 Lewis Dr.
Winter Park, FL 32789

Richard Serrano                                0

Steve Lowe                             1,698,366                      1%
Total ownership by officers
and directors                          7,136,805                      4%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------
There were no actual or proposed transactions that occurred over the past two years, to which any person related to the issuer had or is to have a direct or indirect material interest as set forth in item 404 of Regulation S-B of the Securities and Exchange Act of 1933.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

No form 8-K has been issued during this reporting period

Item 14.    PRINCIPAL ACCOUNTANT'S FEES AND SERVICES

During the fiscal year ended December 31, 2002, Weinberg & Company served as our auditors and during the fiscal year ended December 31, 2003, Weinberg and Co. served as our auditors.

Audit Fees. The aggregate fees billed by our auditors, for professional services rendered for the audit of the Company's annual financial statements for the years ended December 31, 2003 and 2002, and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB during the year ended December 31, 2003 and 2002 were $20,920 and $22,000 respectively.

Audit Related Fees. For the years ended December 31, 2003 and 2002, the Company incurred fees to auditors of $20,920 and $22,000, respectively,. for audit related fees.

All Other Fees. The aggregate fees billed by auditors for services rendered to the Company, other than the services covered in "Audit Fees" and for the fiscal years ended December 31, 2003 and 2002 were $0 and $0.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.