Form 10QSB
period 2004-03-31
CYBER GROUP NETWORK CORP
filed 2004-05-21
CIK 1076939

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
                                   (Mark One)

     [X] Quarterly Report Pursuant To Section 13 Or 15 (d) Of The Securities
                              Exchange Act Of 1934
                 For the quarterly period ended: March 31, 2004
                                       Or
    [_] Transition Report Pursuant To Section 13 Or 15 (d) Of The Securities
                              Exchange Act Of 1934

        For the transition period from ______________ to _______________
                        Commission File Number: 000-28153


                       THE CYBER GROUP NETWORK CORPORATION
             (Exact name of registrant as specified in its charter)

            Nevada                                            33-0901534
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation of origination)                         Identification Number)


Post Office Box 948264 Maitland, FL.                           32794
(Address of principal executive offices)                     (Zip code)


                                 (407) 645-4433
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes {x} No {_}
          APPLICABLE ONLY TO ISSUERS INVLOVED IN BANKRUPTCY PROCEEDINGS
                                     DURING
                            THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                 Yes {_} No {_}

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date: 145,646,665

--------------------------------------------------------------------------------
                                TABLE OF CONTENTS

PART I  -  FINANCIAL INFORMATION
Item 1  -  Financial Statements
Item 2  -  Management's Discussion and Analysis or Plan of Operation
Item 3  -  Controls and Procedures

PART II  - OTHER INFORMATION
Item 6   - Exhibits and Reports on Form 8-K

--------------------------------------------------------------------------------


                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                       THE CYBER GROUP NETWORK CORPORATION
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2004

                       THE CYBER GROUP NETWORK CORPORATION
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)


                                    CONTENTS
                                    --------



PAGE     1    CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
              MARCH 31, 2004 (UNAUDITED) AND DECEMBER 31, 2003

PAGE     2    CONDENSED CONSOLIDATED STATEMENTS OF
              OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31,
              2004 AND 2003 AND FOR THE PERIOD FROM MARCH 21, 2000
              (INCEPTION) TO MARCH 31, 2004 (UNAUDITED)

PAGES  3 - 4  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
              STOCKHOLDERS' DEFICIENCY FOR THE PERIOD FROM
              MARCH 21, 2000 (INCEPTION) TO MARCH 31, 2004
              (UNAUDITED)

PAGE     5    CONDENSED CONSOLIDATED STATEMENTS OF CASH
              FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2004
              AND 2003 AND FOR THE PERIOD FROM MARCH 21, 2000
              (INCEPTION) TO MARCH 31, 2004 (UNAUDITED)

PAGES  6 - 9  NOTES TO CONDENSED CONSOLIDATED FINANCIAL
              STATEMENTS AS OF MARCH 31, 2004 AND 2003 (UNAUDITED)

                             THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
                                       (A DEVELOPMENT STAGE COMPANY)
                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                            AS OF MARCH 31, 2004 (UNAUDITED) AND DECEMBER 31, 2003
                            ------------------------------------------------------

                                                   ASSETS
                                                   ------

                                                                                March 31,
                                                                                  2004        December 31,
                                                                               (Unaudited)        2003
                                                                              -------------  --------------
Cash                                                                          $        184   $          40
                                                                              =============  ==============

                                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                                   ----------------------------------------

CURRENT LIABILITIES
  Accounts payable                                                            $    180,235   $     180,235
  Accrued expenses                                                                 114,036         109,205
  Loans payable                                                                    231,317         231,317
  Payable to related party                                                          52,210          52,210
  Due to officers                                                                  639,842         574,380
                                                                              -------------  --------------
      Total Current Liabilities                                                  1,217,640       1,147,347
                                                                              -------------  --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
  Preferred stock, $0.001 par value, 50,000,000 shares authorized, 2,000,000
    shares issued and outstanding                                                    2,000           2,000
  Common stock, $0.001 par value, 500,000,000 shares authorized,
    145,646,665 shares issued and outstanding                                      145,646         145,646
  Additional paid-in capital                                                    10,343,235      10,343,235
  Deficit accumulated during development stage                                 (11,708,337)    (11,638,188)
                                                                              -------------  --------------

TOTAL STOCKHOLDERS' DEFICIENCY                                                  (1,217,456)     (1,147,307)
                                                                              -------------  --------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                $        184   $          40
----------------------------------------------                                =============  ==============


     See accompanying notes to condensed consolidated financial statements.

                         THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
                                    (A DEVELOPMENT STAGE COMPANY)
                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 AND FOR THE PERIOD FROM MARCH
         --------------------------------------------------------------------------------
                                 21, 2000 (INCEPTION) TO MARCH 31, 2004
                                 --------------------------------------
                                              (UNAUDITED)
                                              -----------

                                                                                     For the Period
                                                                                          from
                                                 For the Three     For the Three     March 21, 2000
                                                  Months Ended      Months Ended     (Inception) to
                                                 March 31, 2004    March 31, 2003    March 31, 2004
                                                ----------------  ----------------  ----------------
REVENUE                                         $             -   $             -   $       237,304

COST OF GOODS SOLD                                            -                 -            45,718
                                                ----------------  ----------------  ----------------

GROSS PROFIT                                                  -                 -           191,586
                                                ----------------  ----------------  ----------------

  SELLING, GENERAL AND ADMINISTRATIVE                    65,318            90,058        10,081,557
                                                ----------------  ----------------  ----------------
      Total Operating Expenses                           65,318            90,058       (10,081,557)
                                                ----------------  ----------------  ----------------

LOSS FROM OPERATIONS                                    (65,318)          (90,058)       (9,889,971)
                                                ----------------  ----------------  ----------------

OTHER EXPENSE (INCOME)
  Settlement of debt                                          -                 -           (45,550)
  Impairment of goodwill                                      -                 -           295,000
  Impairment of property, plant and equipment                 -                 -            44,113
  Other income                                                -                 -            (2,022)
  Interest expense                                        4,831             2,296         1,526,825
                                                ----------------  ----------------  ----------------
      Total Other Expense (Income)                        4,831             2,296         1,818,366
                                                ----------------  ----------------  ----------------

NET LOSS                                        $       (70,149)  $       (92,354)  $   (11,708,337)
--------                                        ================  ================  ================

Net loss per share - basic and diluted          $             -   $             -
                                                ================  ================

Weighted average number of common shares
  outstanding - basic and diluted                   145,613,312       145,613,312
                                                ================  ================


     See accompanying notes to condensed consolidated financial statements.

                              THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
                                       (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER DEFICIENCY
                          THE PERIOD FROM MARCH 21, 2000 (INCEPTION) TO MARCH 31, 2004
                          ------------------------------------------------------------
                                                (UNAUDITED)
                                                -----------

                                                                                                  Deficit
                                                                                                Accumulated
                                                                                  Additional      During
                                         Preferred Stock        Common Stock       Paid-In      Development
                                         Shares    Amount     Shares    Amount     Capital         Stage         Total
                                        --------  --------  ----------  -------  ------------  -------------  ------------
Issuance of common stock
  and recapitalization due to
  acquisition on March 21, 2000                -  $      -     740,400  $   740  $      (740)  $          -   $         -

Issuance of stock for services
  rendered                                     -         -     608,519      609    1,277,591              -     1,278,200

Issuance of stock for compensation             -         -      83,487       83      243,372              -       243,455

Issuance of stock for donations                -         -      18,333       18       29,932              -        29,950

Conversion of convertible redeemable
  debentures                                   -         -     794,058      794      999,206              -     1,000,000

Conversion of convertible redeemable
  debentures                                   -         -     260,519      261      271,239              -       271,500

Stock options issued for compensation          -         -           -        -      237,750              -       237,750

Stock options issued for services
  rendered                                     -         -           -        -      220,000              -       220,000

Interest from beneficial conversion
  features                                     -         -           -        -      932,291              -       932,291

Issuance of stock for interest expense         -         -      88,889       89       99,911              -       100,000

Net loss, 2000                                 -         -           -        -            -     (4,509,712)   (4,509,712)
                                        --------  --------  ----------  -------  ------------  -------------  ------------

Balance, December 31, 2000                     -         -   2,594,205    2,594    4,310,552     (4,509,712)     (196,566)

Issuance of common stock for services
  rendered                                     -         -  13,350,675   13,350    2,752,503              -     2,765,853

Issuance of stock for compensation             -         -   1,998,841    1,999      592,296              -       594,295


     See accompanying notes to condensed consolidated financial statements.

                              THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
                                       (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER DEFICIENCY
                          THE PERIOD FROM MARCH 21, 2000 (INCEPTION) TO MARCH 31, 2004
                          ------------------------------------------------------------
                                                (UNAUDITED)
                                                -----------

                                                                                                 Deficit
                                                                                               Accumulated
                                                                                  Additional      During
                                       Preferred Stock          Common Stock        Paid-In    Development
                                       Shares    Amount      Shares      Amount     Capital       Stage         Total
                                      ---------  -------  ------------  --------  -----------  ------------  ------------
Conversion of convertible redeemable
  debentures                                  -        -      657,385       657      603,188             -      603,845

Interest from beneficial conversion
  features                                    -        -            -         -      218,922             -      218,922

Issuance of other stock - litigation          -        -      600,000       600      148,400             -      149,000

Issuance of restricted shares                 -        -    5,555,555     5,556       (5,556)            -            -

Preferred stock issued                2,000,000    2,000            -         -      211,250             -      213,250

Net loss, 2001                                -        -            -         -            -    (4,902,903)  (4,902,903)
                                      ---------  -------  ------------  --------  -----------  ------------  ------------

Balance, December 31, 2001            2,000,000    2,000   24,756,661    24,756    8,831,555    (9,412,615)    (554,304)

Issuance of stock to pay loans                -        -   30,253,157    30,253      346,023             -      376,276

Issuance of stock for compensation            -        -   20,010,289    20,010      479,275             -      499,285

Issuance of stock for services                -        -   73,214,520    73,215      678,094             -      751,309

Stock rescinded                               -        -   (5,587,962)   (5,588)       5,588             -            -

Net loss, 2002                                -        -            -         -            -    (1,924,803)  (1,924,803)
                                      ---------  -------  ------------  --------  -----------  ------------  ------------

Balance, December 31, 2002            2,000,000    2,000  142,646,665   142,646   10,340,535   (11,337,418)    (852,237)

Issuance of stock for services                -        -    3,000,000     3,000        2,700             -        5,700

Net loss, 2003                                -        -            -         -            -      (300,077)    (300,077)
                                      ---------  -------  ------------  --------  -----------  ------------  ------------

BALANCE, DECEMBER  31, 2003           2,000,000    2,000  145,646,665   145,646   10,343,235   (11,638,188)  (1,147,307)
------------------------------------  ---------  -------  ------------  --------  -----------  ------------  ------------

Net loss, 2004                                -        -            -         -            -       (70,149)     (70,149)
                                      ---------  -------  ------------  --------  -----------  ------------  ------------

BALANCE, MARCH 31, 2004               2,000,000  $ 2,000  145,646,665   $145,646  $10,343,235  $(11,708,337) $(1,217,456)
------------------------------------  =========  =======  ============  ========  ===========  ============  ============


     See accompanying notes to condensed consolidated financial statements.

                          THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
                                      (A DEVELOPMENT STAGE COMPANY)
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 AND FOR THE PERIOD FROM MARCH
           --------------------------------------------------------------------------------
                                21, 2000 (INCEPTION) TO MARCH 31, 2004
                                --------------------------------------
                                              (UNAUDITED)
                                              -----------

                                                                                    For the Period
                                                                                         from
                                                  For the Three    For the Three    March 21, 2000
                                                  Months Ended     Months Ended     (Inception) to
                                                 March 31, 2004   March 31, 2003    March 31, 2004
                                                 ---------------  ---------------  ----------------

CASH FLOWS FROM OPERATING ACTIVITIES             $           144  $         2,982  $    (1,924,724)
                                                 ---------------  ---------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                    -                -         (125,506)
  Purchase of license rights                                   -                -          (79,000)
  Proceeds used in business acquisition                        -                -         (295,000)
                                                 ---------------  ---------------  ----------------
      Net Cash Used In Investing Activities                    -                -         (490,506)
                                                 ---------------  ---------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of loan payable                                    -                -          (16,500)
  Proceeds from loan payable                                   -                -          644,104
  Proceeds from issuance of convertible debt                   -                -        1,787,810
                                                 ---------------  ---------------  ----------------
      Net Cash Provided By Financing Activities                -                -        2,415,414
                                                 ---------------  ---------------  ----------------

NET INCREASE (DECREASE) IN CASH                              144            2,982              184

CASH - BEGINNING OF PERIOD                                    40              800                -
                                                 ---------------  ---------------  ----------------

CASH - END OF PERIOD                             $           184  $         3,782  $           184
--------------------                             ===============  ===============  ================

SUPPLEMENTAL DISCLOSURE CASH FLOW INFORMATION:
---------------------------------------------

Cash paid for income taxes                       $             -  $             -  $         1,922
                                                 ===============  ===============  ================

Cash paid for interest                           $             -  $             -  $             -
                                                 ===============  ===============  ================


     See accompanying notes to condensed consolidated financial statements.

               THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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


NOTE 2    BASIS OF PRESENTATION
------    ---------------------

          The accompanying condensed consolidated financial statements include the accounts of The Cyber Group Network Corporation and its subsidiary (the "Company"). These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The accompanying condensed consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended December 31, 2003.

NOTE 3    COMMITMENTS  AND  CONTINGENCIES
------    -------------------------------

          The Company is involved in certain legal proceeding and claims that arise in the normal course of business. The Company does not believe that the outcome of these matters will have a material adverse effect on its financial position or results of operations.

               THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

          During the years ended December 31, 2003 and 2002 and for the period from March 21, 2000 (inception) to December 31, 2001, the Company issued 3,000,000, 73,214,520 and 13,959,194 shares of common stock
          (reflective of reverse split) for services rendered valued at $5,700, $751,309 and $4,044,053, respectively. The services were valued at the fair market value of the stock on the date of issuance.

          During the years ended December 31, 2003 and 2002 and for the period from March 21, 2000 (inception) to December 31, 2001, the Company issued 0, 20,010,289 and 2,082,328 shares of common stock (reflective of reverse split) as compensation totaling $0, $499,285and $837,750, respectively. These transactions were valued at the fair market value of the stock on the date of issuance.

          During the years ended December 31, 2003 and 2002 and for the period from March 21, 2000 (inception) to December 31, 2001, the Company converted $603,845 and $1,271,500 of its Series A and Series SPA Subordinated Convertible Redeemable Debentures into 657,385 and 1,050,760 shares of common stock (reflective of reverse split), respectively. In relation to these transactions, the holder of the debentures converted accrued interest totaling $0 and $4,293 in 2001 and 2000, respectively. This accrued interest resulted in the issuance of 0 and 3,817 shares (reflective of reverse split) in 2001 and 2001, respectively.

          During the year ended December 31, 2001 and for the period from March 21, 2000 (inception) to December 31, 2000, the Company issued 0 and 18,333 shares of common stock (reflective of reverse split) as donations to nonprofit organizations valued at $0 and $29,950, respectively. These transactions were valued at the fair market value of the stock on the date of issuance.

               THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4    STOCKHOLDERS' DEFICIENCY (CONTINUED)
------    ------------------------------------

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

          During the year ended December 31, 2001, the Company issued 600,000 shares of common stock with a fair value of $149,000 in relation to a settlement.

NOTE 5    RELATED PARTY TRANSACTIONS
------    --------------------------

          During the period ended March 31, 2004 and year ended December 31, 2003, the Company had certain advances from and had loans from its former Chief Executive Officer and other related individuals. As of March 31, 2004 and December 31, 2003, the due to officers account on the balance sheet includes these loans and compensation to officers and directors of the Company.

          As of March 31, 2004 and December 31, 2003, the Company had a loan payable to a related party totaling $52,210.

               THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE  6    GOING  CONCERN
-------    --------------

          The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles that contemplate the Company's continuation as a going concern. For the three months ended March 31, 2004, CGPN incurred net losses of $70,149 and had a working capital deficiency and a stockholders' deficiency of $1,217,456 as of March 31, 2004. In addition, the Company was still in the development stage as of March 31, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related footnotes for the year ended December 31, 2003 included in FORM 10KSB filed with the SEC on May 17, 2004. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

RESULTS OF OPERATIONS

Since inception in March 2000, the Company has been in the development stage. The primary focus has been on the development and marketing of its hardware and software devices, E-Snitch and PPIRT, respectively. Because the Company began shipment of PPIRT in the late fourth quarter 2000 and shipped minimal product, minimal revenue has been generated to date. Because substantially all of its efforts have been concentrated in research and development activities, it has operated at a net loss since inception. The Company incurred a net loss of $70,149 and $92,354 for the quarters ended March 31, 2004 and 2003, respectively. The first quarter 2004 losses have decreased about 24% compared to the same period in 2003. The decrease in the net loss is primarily due to the minimal operations that the company incurred during the quarter ended March 31, 2004.

The Company has received reports on its financial statements for the periods ending December 31, 2003 and 2002 from its current and previous independent auditors that include explanatory paragraphs describing the Company's uncertainty to continue as a going concern. These financial statements contemplate the ability to continue as a going concern and as such do not include any adjustments that might result from this uncertainty.

LIQUIDITY AND CAPITAL RESOURCES

As of the fiscal quarter ended March 31, 2004, the Company had assets of $184. The Company was in a negative working capital position of $1,217,456 as of March 31, 2004.

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

At the end of this period covered by this Report, we have not conducted an evaluation of the effectiveness of the design and operation of our disclosures controls and procedures pursuant to Securities and Exchange Act Rule 13a-14. This evaluation has not been conducted due to lack of operations and activities and will be conducted as soon as feasibly possible.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

No form 8-K has been issued during the reporting period.


                                   SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


THE CYBER GROUP NETWORK CORPORATION
-----------------------------------

                                  (Registrant)

Date: May 20, 2004