Form 10QSB
period 2004-06-30
CYBER GROUP NETWORK CORP
filed 2004-09-22
CIK 1076939

United States
                       Securities And Exchange Commission
                             Washington, D.C. 20549
                                   FORM 10-QSB

                                   (Mark One)

    [X]  Quarterly Report Pursuant To Section 13 Or 15 (d) Of The Securities
                              Exchange Act Of 1934
                  For the quarterly period ended: June 30, 2004

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

                                (407) 645 - 4433
              (Registrant's telephone number, including area code)

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                 Yes { }  No { }


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

Item 2  - Management's Discussion and Analysis or Plan of Operation

Item 3  - Controls and Procedures



PART II - OTHER INFORMATION

Item 6   - Exhibits and Reports on Form 8-K

                       THE CYBER GROUP NETWORK CORPORATION
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2004

                       THE CYBER GROUP NETWORK CORPORATION
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)



                                    CONTENTS
                                    --------

PAGE      1    CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30,
               2004 (UNAUDITED) AND DECEMBER 31, 2003

PAGE      2    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND
               2003 AND FOR THE PERIOD FROM MARCH 21, 2000 (INCEPTION)
               TO JUNE 30, 2004 (UNAUDITED)

PAGES   3 - 5  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
               STOCKHOLDERS' DEFICIENCY FOR THE PERIOD FROM MARCH
               21, 2000 (INCEPTION) TO JUNE 30, 2004 (UNAUDITED)

PAGE      6    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003 AND FOR
               THE PERIOD FROM MARCH 21, 2000 (INCEPTION) TO JUNE 30,
               2004 (UNAUDITED)

PAGES  7 - 11  NOTES TO CONDENSED CONSOLIDATED FINANCIAL
               STATEMENTS AS OF JUNE 30, 2004 (UNAUDITED)

               THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     AS OF JUNE30,2004 AND DECEMBER 31,2003
                     --------------------------------------

                               ASSETS
                               ------
                                                                     June 30, 2004    December 31,
                                                                      (Unaudited)         2003
                                                                    ---------------  --------------
CURRENT ASSETS
  Cash                                                              $        1,607   $          40
                                                                    ---------------  --------------

TOTAL ASSETS                                                        $        1,607   $          40
                                                                    ===============  ==============

              LIABILITIES AND STOCKHOLDERS' DEFICIENCY
              ----------------------------------------

CURRENT LIABILITIES
  Accounts payable                                                  $      180,235   $     180,235
  Accrued expenses                                                         118,868         109,205
  Loans payable                                                            231,317         231,317
  Payable to related party                                                  52,210          52,210
  Due to officers                                                          702,757         574,380
                                                                    ---------------  --------------
 Total Current Liabilities                                               1,285,387       1,147,347
                                                                    ---------------  --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
  Preferred stock, $0.001 par value, 50,000,000 shares authorized,           2,000           2,000
    2,000,000 shares issued and outstanding
  Common stock, $0.001 par value, 500,000,000 shares authorized,           145,646         145,646
    145,646,665 shares issued and outstanding
  Additional paid-in capital                                            10,343,235      10,343,235
  Common stock to be issued                                                 12,000               -
  Deficit accumulated during development stage                         (11,786,661)    (11,638,188)
                                                                    ---------------  --------------

TOTAL STOCKHOLDERS' DEFICIENCY                                          (1,283,780)     (1,147,307)
                                                                    ---------------  --------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                      $        1,607   $          40
                                                                    ===============  ==============

                See accompanying notes to condensed consolidated financial statements.

                             THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
                                        (A DEVELOPMENT STAGE COMPANY)
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                    AND FOR THE PERIOD FROM MARCH 21, 2000 (INCEPTION) TO JUNE 30, 2004
                                                (UNAUDITED)
                                                -----------

                                                                                                                Cumulative From
                                            For the Three    For the Three     For the Six      For the Six     March 21, 2000
                                            Months Ended     Months Ended     Months Ended     Months Ended     (Inception) To
                                            June 30, 2004    June 30, 2003    June 30, 2004    June 30, 2003     June 30, 2004
                                           ---------------  ---------------  ---------------  ---------------  -----------------

REVENUE                                    $            -   $       43,018   $            -   $       54,593   $        237,304

COST OF GOODS SOLD                                      -           12,290                -           17,980             45,718
                                           ---------------  ---------------  ---------------  ---------------  -----------------

GROSS PROFIT                                            -           30,728                -           36,613            191,586
                                           ---------------  ---------------  ---------------  ---------------  -----------------

OPERATING EXPENSES
 Selling, general and administrative               78,324          584,908          148,473        1,472,096         10,159,881
 Impairment of property, plant and
  equipment                                             -                -                -                -             44,113
 Impairment of goodwill                                 -                -                -                -            295,000
                                           ---------------  ---------------  ---------------  ---------------  -----------------
 Total Operating Expenses                          78,324          584,908          148,473        1,472,096         10,498,994
                                           ---------------  ---------------  ---------------  ---------------  -----------------

LOSS FROM OPERATIONS                              (78,324)        (554,180)        (148,473)      (1,435,483)       (10,498,994)
                                           ---------------  ---------------  ---------------  ---------------  -----------------

OTHER EXPENSE (INCOME)
 Other income                                           -                -                -                -             (2,982)
 Interest expense                                       -            8,395                -           18,711          1,512,844
                                           ---------------  ---------------  ---------------  ---------------  -----------------
 Total Other Expense                                    -            8,395                -           18,711          1,509,862
                                           ---------------  ---------------  ---------------  ---------------  -----------------

NET LOSS                                   $      (78,324)  $     (562,575)  $     (148,473)  $   (1,454,194)  $    (12,008,856)
                                           ===============  ===============  ===============  ===============  =================

Net loss per share - basic and diluted     $            -   $        (0.01)  $            -   $        (0.03)
                                           ===============  ===============  ===============  ===============

Weighted average number of common shares
 outstanding - basic and diluted              145,646,665       76,230,464      145,630,090       56,029,858
                                           ===============  ===============  ===============  ===============

                      See accompanying notes to condensed consolidated financial statements.

                             THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
                                        (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                        FOR THE PERIOD FROM MARCH 21, 2000 (INCEPTION) TO JUNE 30, 2004
                                                (UNAUDITED)
                                                -----------

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

                             THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
                                        (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                        FOR THE PERIOD FROM MARCH 21, 2000 (INCEPTION) TO JUNE 30, 2004
                                                (UNAUDITED)
                                                -----------

                                                                                          Deficit
                                                                                        Accumulated
                                                                           Additional      During
                                Preferred  Stock      Common      Stock      Paid-In    Development
                                 Shares    Amount     Shares      Amount     Capital       Stage         Total
                                ---------  ------  ------------  --------  -----------  ------------  -----------

Conversion of convertible
 redeemable debentures                  -       -      657,385       657      603,188             -      603,845

Interest from beneficial
 conversion features                    -       -            -         -      218,922             -      218,922

Issuance of other stock -
 litigation                             -       -      600,000       600      148,400             -      149,000

Issuance of restricted shares           -       -    5,555,555     5,556       (5,556)            -            -

Preferred stock issued          2,000,000   2,000            -         -      211,250             -      213,250

Net loss, 2001                          -       -            -         -            -    (4,902,903)  (4,902,903)
                                ---------  ------  ------------  --------  -----------  ------------  -----------

Balance, December 31, 2001      2,000,000   2,000   24,756,661    24,756    8,831,555    (9,412,615)    (554,304)

Issuance of stock to pay loans          -       -   30,253,157    30,253      346,023             -      376,276

Issuance of stock for
 compensation                           -       -   20,010,289    20,010      479,275             -      499,285

Issuance of stock for
 services                               -       -   73,214,520    73,215      678,094             -      751,309

Stock rescinded                         -       -   (5,587,962)   (5,588)       5,588             -            -

Net loss, 2002                          -       -            -         -            -    (1,924,803)  (1,924,803)
                                ---------  ------  ------------  --------  -----------  ------------  -----------

Balance, December 31, 2002      2,000,000   2,000  142,646,665   142,646   10,340,535   (11,337,418)    (852,237)

                     See accompanying notes to condensed consolidated financial statements.

                             THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
                                        (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                        FOR THE PERIOD FROM MARCH 21, 2000 (INCEPTION) TO JUNE 30, 2004
                                                (UNAUDITED)
                                                -----------

                                                                                                    Deficit
                                                                                                  Accumulated
                                                                      Additional      Common        During
                           Preferred   Stock     Common      Stock      Paid-In    Stock To Be    Development
                            Shares    Amount     Shares      Amount     Capital       Issued         Stage         Total
                           ---------  -------  -----------  --------  -----------  ------------  -------------  ------------

Balance,
 December 31, 2002         2,000,000    2,000  142,646,665   142,646   10,340,535             -   (11,337,418)     (852,237)

Issuance of stock
 for services                      -        -    3,000,000     3,000        2,700             -             -         5,700

Net loss, 2003                     -        -            -         -            -             -      (300,770)     (300,077)
                           ---------  -------  -----------  --------  -----------  ------------  -------------  ------------

BALANCE,
 December 31, 2003         2,000,000    2,000  145,646,665   145,646   10,343,235             -   (11,638,188)   (1,147,307)

Common stock to be issued          -        -            -         -            -        12,000             -        12,000

Net loss, 2004                     -        -            -         -            -             -      (148,473)     (148,473)
                           ---------  -------  -----------  --------  -----------  ------------  -------------  ------------

BALANCE, JUNE 30, 2004     2,000,000  $ 2,000  145,646,665  $145,646  $10,343,235  $     12,000  $(11,786,661)  $ 1,283,780
                           =========  =======  ===========  ========  ===========  ============  =============  ============

                            See accompanying notes to condensed consolidated financial statements.

                        THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
                                   (A DEVELOPMENT STAGE COMPANY)
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003 AND FOR
                   THE PERIOD FROM MARCH 21, 2000 (INCEPTION) TO JUNE 30, 2004
                                           (UNAUDITED)
                                           -----------

                                                                                   For the Period
                                                                                        from
                                                  For the Six      For the Six     March 21, 2000
                                                 Months Ended     Months Ended     (Inception) to
                                                 June 30, 2004    June 30, 2003    June 30, 2004
                                                ---------------  ---------------  ----------------

CASH FLOWS FROM OPERATING ACTIVITIES            $      (10,433)  $         (800)  $    (1,935,301)
                                                ---------------  ---------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                  -                -          (125,506)
  Purchase of license rights                                 -                -           (70,000)
  Proceeds used in business acquisition                      -                -          (295,000)
                                                ---------------  ---------------  ----------------
  Net Cash Used In Investing Activities                      -                -          (490,506)
                                                ---------------  ---------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of loan payable                                  -                -           (16,500)
  Proceeds from loan payable                                 -                            656,104
  Proceeds common stock to be issued                    12,000
  Proceeds from issuance of convertible debt                 -                -         1,787,810
                                                ---------------  ---------------  ----------------
  Net Cash Provided By Financing Activities             12,000                          2,427,414
                                                ---------------                   ----------------

NET INCREASE (DECREASE) IN CASH                          1,567             (800)            1,607

CASH - BEGINNING OF PERIOD                                  40              800                 -
                                                ---------------  ---------------  ----------------

CASH - END OF PERIOD                            $        1,607   $            -   $         1,607
                                                ===============  ===============  ================



SUPPLEMENTAL DISCLOSURE CASH FLOW INFORMATION:
----------------------------------------------
Cash paid for income taxes                      $            -   $            -   $         1,922
                                                ===============  ===============  ================

Cash paid for interest                          $            -   $            -   $             -
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

               THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2004
                               -------------------


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

NOTE  2   BASIS  OF  PRESENTATION
-------   -----------------------

          The accompanying condensed consolidated financial statements include the accounts of The Cyber Group Network Corporation and its subsidiary (the "Company"). These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The accompanying condensed consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended December 31, 2003.

NOTE  3   USE  OF  ESTIMATES
-------   ------------------

          The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results differ from those estimates.

NOTE  4   EARNINGS  PER  SHARE
-------   --------------------

          In accordance with SFAS No. 128, "Earnings Per Share", basic net loss per share has been computed based on the weighted-average of common shares outstanding during the period. Diluted earnings per share include the effects of any outstanding financial instruments that may be converted into common stock, and therefore classified as common stock equivalents.

               THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2004
                               -------------------


          SFAS No. 128 provides guidance to calculate the equivalent number of common shares that would be likely issued in the event the holder would elect to convert the financial instrument into common shares. As per SFAS No. 128, common stock equivalents are not considered in the diluted earnings per share calculations because the effect would have been anti-dilutive.

NOTE  5   COMMITMENTS  AND  CONTINGENCIES
-------   -------------------------------

          The Company is involved in certain legal proceeding and claims that arise in the normal course of business. The Company does not believe that the outcome of these matters will have a material adverse effect on its financial position or results of operations.

NOTE 6    STOCKHOLDERS' DEFICIENCY
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

          During the years ended December 31, 2003 and 2002 and for the period from March 21, 2000 (inception) to December 31, 2001, the Company issued 3,000,000, 73,214,520 and 13,959,194 shares of common stock
          (reflective of reverse split) for services rendered valued at $5,700, $751,309 and $4,044,053, respectively. The services were valued at the fair market value of the stock on the date of issuance. For the period from March 21, 2000 (inception) to December 31, 2001, the Company issued options for services rendered valued at $220,000.

          During the years ended December 31, 2003 and 2002 and for the period from March 21, 2000 (inception) to December 31, 2001, the Company issued 0, 20,010,289 and 2,082,328 shares of common stock (reflective of reverse split) as compensation totaling $0, $499,285and $837,750, respectively. These transactions were valued at the fair market value of the stock on the date of issuance.

          For the period from March 21, 2000 (inception) to December 31, 2001, the Company converted $1,875,345 of its Series A and Series SPA Subordinated Convertible Redeemable Debentures and accrued interest into 1,711,962 shares of common stock (reflective of reverse split), respectively.

          For the period from March 21, 2000 (inception) to December 31, 2001, the Company issued 18,333 shares of common stock (reflective of reverse split) as donations to nonprofit organizations valued at $29,950. These transactions were valued at the fair market value of the stock on the date of issuance.

          For the period from March 21, 2000 (inception) to December 31, 2001, the Company issued 88,889 shares of common stock (reflective of reverse split) as interest expense totaling $100,000.

          For the period from March 21, 2000 (inception) to December 31, 2001, the Company issued options (net of those terminated) to employees and Board of Directors to purchase 10,475,972 shares of common stock and recorded compensation expense, which is included in the issuance of stock for compensation in the statements of changes in stockholders' deficiency for $237,750.

          During the year ended December 31, 2001, the Company issued 5,555,555 shares of common stock to the former CEO for inventions per his employment agreement. In early 2002, the Company rescinded 5,587,962 shares from the former CEO due to complications incurred with the former CEO. No expense was recorded in relation to these transactions.

          During the year ended December 31, 2001, the Company issued 600,000 shares of common stock with a fair value of $149,000 in relation to a settlement.

          During the year ended 2001, the Company issued 2,000,000 shares of preferred stock with a value of $213,250.

NOTE  7   RELATED  PARTY  TRANSACTIONS
-------   ----------------------------

          During the period ended June 30, 2004 and year ended December 31, 2003, the Company had certain advances from and had loans from its former Chief Executive Officer and other related individuals. As of June 30, 2004 and December 31, 2003, the due to officer account on the balance sheet includes these loans and compensation to officers and directors of the Company.

          As of June 30, 2004 and December 31, 2003, the Company had a loan payable to a related party totaling $52,210.


NOTE  8   RECENT  ACCOUNTING  PRONOUNCEMENTS
-------   ----------------------------------

               In March 2004, the U.S. Securities and Exchange Commission's Office of the Chief Accountant and the Division of Corporate Finance released Staff Accounting bulletin ("SAB") No. 105, "Loan Commitments Accounted for as Derivative Instruments". This bulletin contains specific guidance on the inputs to a valuation-recognition model to measure loan commitments accounted for at fair value, and requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. In addition, SAB105 requires the disclosure of the accounting policy for loan commitments, including methods and assumptions used to estimate the fair value of loan commitments, and any associated hedging strategies. SAB 105 is effective for derivative instruments entered into subsequent to March 31, 2004 and should also be applied to existing instruments as appropriate. The Company has not yet completed its evaluation of SAB 105, but does not anticipate a material impact on the financial statements.

NOTE  9   GOING  CONCERN
-------   --------------

          The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles that contemplate the Company's continuation as a going concern. For the six months ended June 30, 2004, CGPN incurred a net loss of $148,473 and had a working capital deficiency and a stockholders' deficiency of $1,283,780 as of June 30, 2004. The Company also had net cash used in operations of $10,433. In addition, the Company was still in the development stage as of June 30, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

     RESULTS  OF  OPERATIONS

     Since inception in March 2000, the Company has been in the development stage. The primary focus has been on the development and marketing of its hardware and software devices, E-Snitch and PPIRT, respectively. Because the Company began shipment of PPIRT in the late fourth quarter 2000 and shipped minimal product, minimal revenue has been generated to date. Because substantially all of its efforts have been concentrated in research and development activities, it has operated at a net loss since inception. The Company incurred a net loss of $78,324 and $562,575 for the quarters ended June 30, 2004 and 2003, respectively. The decrease in the net loss is primarily due to the minimal operations that the company incurred during the quarter ended June 30, 2004.

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

     LIQUIDITY AND CAPITAL RESOURCES

     As of the fiscal period ended June 30, 2004, the Company had a net loss of $148,473. The Company had current and total assets of $1,607 and a negative working capital position of $1,283,780 as of June 30, 2004. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional funds and implement our business plan. The condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

     RECENT  ACCOUNTING  PRONOUNCEMENTS

     In March 2004, the U.S. Securities and Exchange Commission's Office of the Chief Accountant and the Division of Corporate Finance released Staff Accounting bulletin ("SAB") No. 105, "Loan Commitments Accounted for as Derivative Instruments". This bulletin contains specific guidance on the inputs to a valuation-recognition model to measure loan commitments accounted for at fair value, and requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. In addition, SAB105 requires the disclosure of the accounting policy for loan commitments, including methods and assumptions used to estimate the fair value of loan commitments, and any associated hedging strategies. SAB 105 is effective for derivative instruments entered into subsequent to March 31, 2004 and should also be applied to existing instruments as appropriate. The Company has not yet completed its evaluation of SAB 105, but does not anticipate a material impact on the financial statements.

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

Dated: September 22, 2004

BY:  /S/  R. SCOTT CRAMER

CHIEF EXECUTIVE OFFICER