Form 10QSB
period 2004-09-30
CYBER GROUP NETWORK CORP
filed 2004-12-14
CIK 1076939

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                                   (Mark One)

    [X] Quarterly Report Pursuant To Section 13 Or 15 (d) Of The Securities
                              Exchange Act Of 1934
               For the quarterly period ended: September 30, 2004

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


                                 (407) 407-4433
              (Registrant's telephone number, including area code)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date: 177,188,665

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

                         PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                       THE CYBER GROUP NETWORK CORPORATION
                                 AND SUBSIDIARY

                          (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 20034

                       THE CYBER GROUP NETWORK CORPORATION
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS
                                    --------

PAGE 1 CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
SEPTEMBER 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003

PAGE 2 CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 AND FOR THE PERIOD FROM MARCH 21, 2000 (INCEPTION) TO SEPTEMBER 30, 2004 (UNAUDITED)

PAGES 3 - 4 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' DEFICIENCY FOR THE PERIOD FROM MARCH 21, 2000 (INCEPTION) TO SEPTEMBER 30, 2004 (UNAUDITED)

PAGE 5 CONDENSED CONSOLIDATED STATEMENTS OF CASH
FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 AND FOR THE PERIOD FROM MARCH 21, 2000 (INCEPTION) TO SEPTEMBER 30, 2004 (UNAUDITED)

PAGES 6 - 9 NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS AS OF SEPTEMBER 30, 2004 (UNAUDITED)

                             THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY

                                      (A DEVELOPMENT STAGE COMPANY)
                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                             AS OF SEPTEMBER 30, 2004 AND DECEMBER 31, 2003
                             ----------------------------------------------


                                            ASSETS
                                            ------
                                                                             September 30,
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
                                                                            ===============  ==============

                              LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                              ----------------------------------------

CURRENT LIABILITIES
  Accounts payable                                                          $      180,235   $     180,235
  Accrued expenses                                                                 123,698         109,205
  Loans payable                                                                    231,317         231,317
  Payable to related party                                                          52,210          52,210
  Due to officers                                                                  768,451         574,380
                                                                            ---------------  --------------
    Total Current Liabilities                                                    1,355,911       1,147,347
                                                                            ---------------  --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 2,000,000
  shares issued and outstanding                                                      2,000           2,000
Common stock, $0.001 par value, 500,000,000 shares authorized,
  177,188,665 and 145,646,665 shares issued and outstanding, respectively          177,188         145,646
Additional paid-in capital                                                      10,504,593      10,343,235
Deficit accumulated during development stage                                   (12,038,085)    (11,638,188)
                                                                            ---------------  --------------

TOTAL STOCKHOLDERS' DEFICIENCY                                                  (1,354,304)     (1,147,307)
                                                                            ---------------  --------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                              $        1,607   $          40
                                                                            ===============  ==============

See accompanying notes to condensed consolidated financial statements.

                                 THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
                                            (A DEVELOPMENT STAGE COMPANY)
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                          ---------------------------------------------------------------
                      AND FOR THE PERIOD FROM MARCH 21, 2000 (INCEPTION) TO SEPTEMBER 30, 2004
                      ------------------------------------------------------------------------
                                                     (UNAUDITED)


                                                                                                                Cumulative From
                                            For the Three    For the Three    For the Nine     For the Nine     March 21, 2000
                                            Months Ended     Months Ended     Months Ended     Months Ended     (Inception) To
                                            September 30,    September 30,    September 30,    September 30,     September 30,
                                                2004             2003             2004             2003               2004
                                           ---------------  ---------------  ---------------  ---------------  -----------------
REVENUE                                    $            -   $            -   $            -   $            -   $        237,304

COST OF GOODS SOLD                                      -                -                -                -             45,718
                                           ---------------  ---------------  ---------------  ---------------  -----------------

GROSS PROFIT                                            -                -                -                -            191,586
                                           ---------------  ---------------  ---------------  ---------------  -----------------

OPERATING EXPENSES
Selling, general and administrative               246,593           67,518          385,404          263,869         10,401,643
Impairment of property, plant and equipment             -                -                -                -             44,113
Impairment of goodwill                                  -                -                -                -            295,000
                                           ---------------  ---------------  ---------------  ---------------  -----------------
Total Operating Expenses                          246,593           67,518          385,404          263,869         10,740,756
                                           ---------------  ---------------  ---------------  ---------------  -----------------

LOSS FROM OPERATIONS                             (246,593)         (67,518)        (385,404)        (263,869)       (10,549,170)
                                           ---------------  ---------------  ---------------  ---------------  -----------------

OTHER EXPENSE (INCOME)
Other income                                            -           (3,422)               -           (6,404)           (47,572)
Interest expense                                    4,831            5,278           14,493           15,834          1,536,487
                                           ---------------  ---------------  ---------------  ---------------  -----------------
Total Other Expense                                 4,831            1,856           14,493            9,430          1,488,915
                                           ---------------  ---------------  ---------------  ---------------  -----------------

NET LOSS                                   $     (251,424)  $      (69,374)  $     (399,897)  $     (273,299)  $    (12,038,085)
                                           ===============  ===============  ===============  ===============  =================

Net loss per share - basic and diluted     $        (.001)  $        (.000)  $        (.003)  $        (.002)
                                           ===============  ===============  ===============  ===============

Weighted average number of common shares
outstanding - basic and diluted               174,788,730      145,646,665      155,431,592      145,635,676
                                           ===============  ===============  ===============  ===============

See accompanying notes to condensed consolidated financial statements.

                                       THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
                                                 (A DEVELOPMENT STAGE COMPANY)
                          CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                            FOR THE PERIOD FROM MARCH 21, 2000 (INCEPTION) TO SEPTEMBER 30, 2004
                            --------------------------------------------------------------------
                                                         (UNAUDITED)


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

                                 THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
                                          (A DEVELOPMENT STAGE COMPANY)
                     CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                       FOR THE PERIOD FROM MARCH 21, 2000 (INCEPTION) TO SEPTEMBER 30, 2004
                       --------------------------------------------------------------------
                                                 (UNAUDITED)

                                                                                                    Deficit
                                                                                                  Accumulated
                                                                                    Additional      During
                                      Preferred   Stock      Common       Stock      Paid-In      Development
                                       Shares    Amount      Shares      Amount      Capital         Stage          Total
                                      ---------  -------  ------------  ---------  ------------  -------------  -------------
Conversion of convertible redeemable
  debentures                                  -        -      657,385        657       603,188              -        603,845

Interest from beneficial conversion
  features                                    -        -            -          -       218,922              -        218,922

Issuance of other stock - litigation          -        -      600,000        600       148,400              -        149,000

Issuance of restricted shares                 -        -    5,555,555      5,556        (5,556)             -              -

Preferred stock issued                2,000,000    2,000            -          -       211,250              -        213,250

Net loss, 2001                                -        -            -          -             -     (4,902,903)    (4,902,903)
                                      ---------  -------  ------------  ---------  ------------  -------------  -------------

Balance, December 31, 2001            2,000,000    2,000   24,756,661     24,756     8,831,555     (9,412,615)      (554,304)

Issuance of stock to pay loans                -        -   30,253,157     30,253       346,023              -        376,276

Issuance of stock for compensation            -        -   20,010,289     20,010       479,275              -        499,285

Issuance of stock for services                -        -   73,214,520     73,215       678,094              -        751,309

Stock rescinded                               -        -   (5,587,962)    (5,588)        5,588              -              -

Net loss, 2002                                -        -            -          -             -     (1,924,803)    (1,924,803)
                                      ---------  -------  ------------  ---------  ------------  -------------  -------------

Balance, December 31, 2002            2,000,000    2,000  142,646,665    142,646    10,340,535    (11,337,418)      (852,237)

Issuance of stock for services                -        -    3,000,000      3,000         2,700              -          5,700

Net loss, 2003                                -        -            -          -             -       (300,770)      (300,770)
                                      ---------  -------  ------------  ---------  ------------  -------------  -------------

BALANCE, December 31, 2003            2,000,000  $ 2,000  145,646,665   $145,646   $10,343,235   $(11,638,188)  $ (1,147,307)

Issuance of stock for services,
Loan repayments and compensation            -          -   32,542,000     32,542       160,358              -        192,900

Stock rescinded                             -          -   (1,000,000)    (1,000)        1,000              -              -

Net loss, 2004                              -        -            -          -             -         (399,897)      (399,897)
                                      ---------  -------  ------------  ---------  ------------  -------------  -------------
Balance, September 30,2004            2,000,000  $ 2,000  177,188,665   $177,188   $10,504,593   $(12,038,085)   ($1,354,304)
                                      =========  =======  ============  =========  ============  =============  =============

See accompanying notes to condensed consolidated financial statements.

               THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY

                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 AND FOR
          -------------------------------------------------------------
        THE PERIOD FROM MARCH 21, 2000 (INCEPTION) TO SEPTEMBER 30, 2004
        ----------------------------------------------------------------
                                   (UNAUDITED)


                                                                                For the Period
                                                                                     from
                                                                                  March 21,
                                                For the Nine    For the Nine         2000
                                                Months Ended    Months Ended    (Inception) to
                                               September 30,   September 30,    September 30,
                                                    2004            2003             2004
                                               --------------  --------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES           $       $1,567  $        1,622       (1,923,301)
                                               --------------  --------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                 -               -         (125,506)
  Purchase of license rights                                -               -          (79,000)
  Proceeds used in business acquisition                     -               -         (295,000)
                                               --------------  --------------  ----------------
    Net Cash Used In Investing Activities                   -               -         (409,506)
                                               --------------  --------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of loan payable                                                            (16,500)
  Proceeds from loan payable                                -               -         (644,104)
  Proceeds from issuance of convertible debt                -               -        1,787,810
                                               --------------  --------------  ----------------
    Net Cash Provided By Financing Activities               -               -        2,415,414
                                               --------------  --------------  ----------------

NET INCREASE (DECREASE) IN CASH                         1,567           1,622            1,607

CASH - BEGINNING OF PERIOD                                 40             800                -
                                               --------------  --------------  ----------------

CASH - END OF PERIOD                           $        1,607  $        2,422  $         1,607
                                               ==============  ==============  ================

SUPPLEMENTAL DISCLOSURE CASH FLOW INFORMATION
---------------------------------------------

Cash paid for income taxes                     $            -  $            -  $         1,922
                                               ==============  ==============  ================

Cash paid for interest                         $            -  $            -  $             -
                                               ==============  ==============  ================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
-----------------------------------------------------------------------
During the nine months ended September 30, 2004, the Company issued 32,542,000 shares of common stock with a fair value of $192,900 for services rendered, repayment of loans and compensation to Officers and Directors.


See accompanying notes to condensed consolidated financial statements.

               THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
   NOTES TO CONDENSED CONSOLIDTED FINANCIAL STATEMENTSAS OF SEPTEMBER 30, 2004


NOTE 1 BUSINESS ACTIVITY
------------------------

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------------------

(A) BASIS OF PRESENTATION
-------------------------

The accompanying condensed consolidated financial statements include the accounts of The Cyber Group Network Corporation and its subsidiary (the "Company"). These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The accompanying condensed consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended December 31, 2003.

(B) USE OF ESTIMATES
--------------------

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

(C) EARNINGS PER SHARE
----------------------

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

NOTE 3 COMMITMENTS AND CONTINGENCIES
------------------------------------

The Company is involved in certain legal proceeding and claims that arise in the normal course of business. The Company does not believe that the outcome of these matters will have a material adverse effect on its financial position or results of operations.

NOTE 4 STOCKHOLDERS' DEFICIENCY
-------------------------------

On November 23, 2001, the Board of Directors approved a fifteen to one reverse stock split on all of the outstanding common shares of the Company. All references to common shares and loss per common share amounts have been adjusted to reflect the 15-to-1 reverse common stock split. The common shares commenced trading on a post reverse split basis on November 26, 2001.

(A) COMMON STOCK
----------------

During the nine months ended September 30, 2004, the Company issued 32,542,000 shares of common stock with a fair value of $192,900 for services rendered, repayment of loans and compensation to officers and directors.

During the year ended December 31, 2002, the Company issued 30,253,157 shares of common stock with a fair value of $376,276 to settle certain loans payable.

During the years ended December 31, 2003 and 2002 and for the period from March 21, 2000 (inception) to December 31, 2000, the Company issued 3,000,000, 73,214,520 and 13,350,675 shares of common stock (reflective of reverse split) for services rendered valued at $5,700, $751,309 and $4,044,053 respectively. The services were valued at the fair market value of the stock on the date of issuance. For the period from March 21, 2000 (inception) to December 31, 2000, the Company issued option for services rendered value at $220,000.

During the years ended December 31, 2003 and 2002 and for the period from March 21, 2000 (inception) to December 31, 2000, the Company issued 0, 20,010,289, and 2,082,328 shares of common stock (reflective of reverse split) as compensation totaling $0, $499,285, and $837,750 respectively. These transactions were valued at the fair market value of the stock on the date of issuance.

For the period from March 21, 2000 (inception) to December 31, 2001, the Company converted $1,875,345 of its Series A and Series SPA Subordinated Convertible Redeemable Debentures and accrued interest into 1,711,962 shares of common stock (reflective of reverse split), respectively.

For the period from March 21, 2000 (inception) to December 31, 2001, the Company issued 18,333 shares of common stock (reflective of reverse split) as donations to nonprofit organizations valued at $29,950, respectively. These transactions were valued at the fair market value of the stock on the date of issuance.

For the period from March 21, 2000 (inception) to December 31, 2001, the Company issued 88,889 shares of common stock (reflective of reverse split) as interest expense totaling $100,000.

For the period from March 21, 2000 (inception) to December 31, 2001, the Company issued options (net of those terminated) to employees and Board of Directors to purchase 10,475,972 shares of common stock, respectively, and recorded compensation expense, which is included in the issuance of stock for compensation in the statements of changes in stockholders' deficiency for $237,750.

During the year ended December 31, 2001, the Company issued 5,555,555 shares of common stock to the former CEO for inventions per his employment agreement. In early 2002, the Company rescinded 5,587,962 shares from the former CEO due to complications incurred with the former CEO. No expense was recorded in relation to these transactions.

During the year ended December 31, 2001, the Company issued 600,000 shares of common stock with a fair value of $149,000 in relation to the litigation discussed in Note 6(D) of the December 31, 2002 financial statements.

During the year ended December 31, 2001, the Company issued 2,000,000 shares of preferred stock with a fair value of $213,250 in relation to the litigation discussed in Note 6 (D) of the December 31, 2002 financial statements.

NOTE 5 RELATED PARTY TRANSACTIONS
---------------------------------

During the period ended September 30, 2004 and year ended December 31, 2003 the Company made certain advances to and had loans from its former Chief Executive Officer and other related individuals. As of September 30, 2004 and December 31, 2003, the due to officers account on the balance sheet includes these loans and accrued compensation to officers and directors of the Company.

As of September 30, 2004 and December 31, 2003, the Company had a loan payable to a related party totaling $52,210.

NOTE 6 RECENT ACCOUNTING PRONOUNCEMENTS
---------------------------------------

In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity".
SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets.
A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

Most of the provisions of Statement 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2004.

NOTE 7 GOING CONCERN
--------------------

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles that contemplate the Company's continuation as a going concern. For the nine months ended September 30, 2004, CGPN incurred net losses of $399,898 and had a working capital deficiency and a stockholders' deficiency of $1,354,304 as of September 30, 2004. In addition, the Company was still in the development stage as of September 30, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

RESULTS OF OPERATIONS

Since inception in March 2000, the Company has been in the development state. The primary focus has been on the development and marketing of its hardware and software devices, E-Snitch and PPIRT, respectively. Because the Company began shipment of PPIRT in the late fourth quarter 2000 and shipped minimal product, minimal revenue has been generated to date. Because substantially all of its efforts have been concentrated in research and development activities, it has
operated at a net loss since inception.   The Company incurred a net loss of
$251,425 and $69,374 for the quarters ended September 30, 2004 and 2003, respectively. The third quarter 2004 losses have increased about 262% compared to the same period in 2003. The increase in the net loss is primarily due to the issuance of stock for services the Company issued during the quarter ended September 30, 2004.

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

LIQUIDITY AND CAPITAL RESOURCES

As of the fiscal quarter ended September 30, 2004, the Company had a net loss of $399,898. The Company had current and total assets of $1,607. The Company was in a negative working capital position of $1,354,304 as of September 30, 2004. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional funds and implement our business plan. The condensed financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

CASH REQUIREMENTS AND ADDITIONAL FUNDING

The Company needs to immediately raise additional capital to run the daily operating activities of the business. The current cash on hand is insufficient to meet its anticipated needs for working capital, capital expenditures and business development for the next twelve months. Because the Company has not sustained a consistent revenue stream, it will need to raise additional capital to meet its operating needs. The Company will continue to research various methods of acquiring capital, like private placement, debt refinancing and SB2 filings. The Company recognizes that filing and SB2 can potentially lead to stock dilution, however, it may be the most effective means to generate cash flow. Irrespective of the funding method, this funding will cover such costs as marketing and distribution, maintaining and upgrading technology, recurring overhead expenses for the day-to-day operation of the business and other unexpected expenses due to economic changes. The Company cannot guarantee that the financing will be available in certain amount or on acceptable terms.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets.
A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

Most of the provisions of Statement 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2004.

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

As of the date of the period covered in the filing of this Report, we have conducted an evaluation of the effectiveness of the design and operation of our disclosures controls and procedures pursuant to Securities and Exchange Act Rule 13a-14. This evaluation will be conducted before the issuance of our end of year quarter 10QSB / 10KSB.




                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

THE CYBER GROUP NETWORK CORPORATION
-----------------------------------
                                  (REGISTRANT)

                          Dated: December 14, 2004

                          BY: /S/  R. SCOTT CRAMER
                          CHIEF EXECUTIVE OFFICER