Form 10KSB
period 2004-12-31
CYBER GROUP NETWORK CORP
filed 2005-05-19
CIK 1076939

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED

                                DECEMBER 31, 2004

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

  Securities registered pursuant to Section 12(g) of the Act: 177,188,665

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

Registrant's revenue for the twelve months ended December 31, 2004:  $0

                                TABLE OF CONTENTS
PART I
Item 1  -    Description of Business
Item 2  -    Description of Property
Item 3  -    Legal Proceedings
Item 4  -    Submission of Matters to a Vote of Security Holders


PART II
Item 5   -   Market for Common Equity and Related Stockholder Matters
Item 6   -   Management's Discussion and Analysis or Plan of Operations
Item 7   -   Financial Statements
Item 8   -   Changes In and Disagreements With Accountants on
             Accounting and Financial Disclosures
Item 8a  -   Controls and Procedures


PART III
Item 9    -  Directors, Executives Officers, Promoters and Control Persons;
             Compliance of Section 16(a) of the Exchange Act
Item 10   -  Executive Compensation
Item 11   -  Security Ownership of Certain Beneficial Owners and
             Management and Related Stock Holder Matters
Item 12   -  Certain Relationships and Related Transactions
Item 13   -  Exhibits and Reports on Form 8-K
Item 14   -  Principal Accountant Fees and Services

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

Our Electronic Snitching Device (E-Snitch) is a hardware solution that will locate a lost or stolen computer within a range of five feet. It has several capabilities, including retrieving sensitive data from the lost or stolen computer and destroying sensitive data from the lost or stolen computer. Both of these functions are accomplished wirelessly and without being connected to the Internet. The development of the E-Snitch device is in the testing stage. Our main purpose and objective for this new and innovative technology is to generate sales via licensing agreements, and /or strategic partnerships.

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

PRINCIPAL PRODUCTS
------------------
Password  Protection  Information  Retrieval  Technology  (PPIRT)  -  Computer
-----------------------------------------------------------------
encryption software designed to protect individuals and businesses from hackers and thieves. PPIRT is designed to be the most advanced computer tracking, data retrieval and encryption software on the market. If your computer is lost or stolen, PPIRT can track the computer across the Internet and send notification of the location of your computer by way of Caller ID and/or Internet Protocol Address. Additionally, PPIRT has the ability to remotely retrieve and/or destroy data from the hard drive of a lost or stolen computer. Our software also provides several methods of protection against unwanted intrusion into lost or stolen data housed on a computer. For example, PPIRT encrypts data, making it virtually unhackable. It can also completely destroy data, literally irreversibly wiping it from the device.

E-SNITCH  -  Computer hardware device that can track missing or stolen computers
--------
within five feet of their location. It also has the ability to retrieve and destroy information from a secure storage space on the hard drive without being connected to the Internet. Our device includes a number of features in addition to its tracking and retrieval capabilities. E-Snitch has GPS navigation capabilities, beacon sound warnings and hard drive password protection. This product will be further enhanced.

DISTRIBUTION
------------
In late 2001, removed our PPIRT product off of retail stores shelves. The new versions will have significant enhancements and be marketed specifically to Government Agencies, Corporations and Consumers. Each version will have specialized features tailored to that specific market.

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

RESEARCH AND DEVELOPMENT ACTIVITIES
-----------------------------------
For the past three fiscal years, we were primarily in the development stage. We launched our first software package, PPIRT, during the fourth quarter of 2001. Therefore, most of the expenses incurred over the past years is directly related to the research and development of both PPIRT and E-Snitch.

EMPLOYEES
---------
As of December 31, 2004, we employed three employees of which all were in management positions.

RISK FACTORS
------------
In Note Number 7 to the audited financial statements, our independent auditors have reported that we have suffered recurring losses from operations that raise substantial doubt about our ability to continue as a going concern. During the year ended December 31, 2004 and 2003, we incurred a net loss of $273,651 and $300,770, respectively.

As of December 31, 2004, we had a negative working capital and stockholder's deficiency of $1,228,058. These factors, along with an accumulated deficit of $11,911,839 at December 31, 2004, raise substantial doubt about our ability to continue as a going concern. We will need to raise approximately $325,000 in operating capital in order to remain viable as a going concern for the current fiscal year. We can provide no assurance that we will be able to raise these necessary funds and therefore may not be able to continue as a going concern.


ITEM 2 - PROPERTIES
-------------------
As of December 31, 2004 and at present, we are not occupying any property.


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

The company is disputing any and all contracts that it may have had with its former CEO. The former CEO has been notified and the company anticipates that legal action against him may result.

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

                          HIGH         LOW
QUARTER ENDED             BID          BID

March 31, 2003           $.0012       $.0001
June 30, 2003            $.0037       $.0002
September 30, 2003       $.0075       $.0015
December 31, 2003        $.0078       $.0020

March 31, 2004           $.0080       $.0021
June 30, 2004            $.0120       $.0047
September 30, 2004       $.0075       $.0045
December 31, 2004        $.0080       $.0040

HOLDERS
-------
As of December 31, 2004 there were 164 stockholders of record.

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

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related footnotes for the year ended December 31, 2004 included in this Annual Report. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

INTRODUCTION
------------
In Note Number 9 to the audited financial statements, our independent auditors have reported that we have suffered recurring losses from operations that raise substantial doubt about our ability to continue as a going concern. Our continued existence is dependent upon our ability to resolve our liquidity problems, principally by obtaining equity capital and commencing profitable operations. While pursuing equity capital, we must continue to operate on cash flow generated from operations and financing activity. We experienced a net loss of $273,651 for the year ended December 31, 2004 and have a negative working capital and stockholder's deficiency of $1,228,058. These factors raise substantial doubt about our ability to continue as a going concern. The opinion expressed by our auditors clearly highlights our negative financial condition, which conditions evidence the high degree of risk associated with making an investment in our company. Our financial condition also makes finding suitable investors difficult due to the risk involved.

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

RESULTS OF OPERATIONS
---------------------
Since inception in March 2000, we have been in the development stage. The primary focus has been on the development and marketing of E-Snitch and PPIRT. Because we made our first shipment of PPIRT and the novel in the fourth quarter of 2001 and the subsequent decision to pull both products from retail shelves, we have generated minimal revenue to date. Because substantially all of our efforts have been concentrated in research and development activities, we have operating at a net loss for the last two fiscal year-ends. We incurred a net loss of $271,651 and $300,770 for the years ended December 31, 2004 and 2003, respectively. Our reduction net loss was mainly attributed to our cost cutting measures of closing our physical offices and operations. Although we plan on implementing aggressive marketing and sales strategies, we still expect to continue operating at a net loss during the majority of the next fiscal year. This is primarily due to our being in a transitional stage, transitioning from research and development to marketing and distribution. Therefore, we can give no assurance that we will achieve profitability or that a stream of revenue can be generated and sustained in the future.

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

We completed our Password Protection Information Retrieval Technology (PPIRT) software for Government Agencies and Corporations. We have not completed and released the version for individual users, but anticipate doing do. Each version is specifically tailored to the respective sector.

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

RECENT ACCOUNTANT PRONOUNCEMENTS
--------------------------------

     In December 2004, the FASB issued SFAS No. 123 (R), "Share-Based Payment". SFAS No. 123 (R) revises SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123 (R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123 (R) is effective as of the first interim or annual reporting period that begins after June 15, 2005 for non-small business issuers and after December 15, 2005 for small business issuers. Accordingly, the Company will adopt SFAS No. 123 (R) in its quarter ending March 31, 2006. The Company is currently evaluating the provisions of SFAS No. 123 (R) and has not yet determined the impact, if any, that SFAS No. 123 (R) will have on its financial statement presentation or disclosures.

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 153, " Exchanges of Non-Monetary Assets, an Amendment of APB No. 29". This
     Statement amends APB Opinion No. 29, "Accounting for Nonmonetary Transactions". Earlier guidance had been based on the principle that exchanges of nonmonetary assets should be based on the fair value of the assets exchanged and APB No. 29 included certain exceptions to this principle. However, FASB 153 eliminated the specific exceptions for nonmonetary exchanges with a general exception for all exchanges of nonmonetary assets that do not have commercial and economic substance. A nonmonetary exchange has commercial substance only if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The implementation of this SFAS No. 153 is not expected to have a material impact on the Company's financial statement presentation or its disclosures.


ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

                       THE CYBER GROUP NETWORK CORPORATION
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2004 AND 2003

                       THE CYBER GROUP NETWORK CORPORATION
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)


                                  CONTENTS
                                  --------
PAGE        1  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE        2  CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2004 AND 2003

PAGE        3  CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
               DECEMBER 31, 2004 AND 2003 AND FOR THE PERIOD FROM MARCH 21,
               2000 (INCEPTION) TO DECEMBER 31, 2004

PAGES     4-6  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
               DEFICIENCY FOR THE PERIOD FROM MARCH 21, 2000 (INCEPTION) TO
               DECEMBER 31, 2004

PAGES   7 - 8  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
               DECEMBER 31, 2004 AND 2003 AND FOR THE PERIOD FROM MARCH 21,
               2000 (INCEPTION) TO DECEMBER 31, 2004

PAGES  9 - 16  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER
               31, 2004 AND 2003

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

To the Board of Directors of:
  The Cyber Group Network Corporation and Subsidiary
  (A Development Stage Company)

We have audited the accompanying consolidated balance sheets of The Cyber Group Network Corporation and Subsidiary (the "Company") (a development stage company) as of December 31, 2004 and 2003 and for the period from March 31, 2000 (inception) to December 31, 2004 and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Cyber Group Network Corporation and Subsidiary as of December 31, 2004 and 2003 and for the period from March 31, 2000 (inception) to December 31, 2004, and the consolidated results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the consolidated financial statements, the Company had a $273,651 loss from operations, a working capital deficiency and a stockholders' deficiency of $1,228,058. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters is also described in Note 7. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


WEINBERG  &  COMPANY,  P.A.


Boca  Raton,  Florida
May 13, 2005

                           THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
                                      (A DEVELOPMENT STAGE COMPANY)
                                       CONSOLIDATED BALANCE SHEETS
                                     AS OF DECEMBER 31, 2004 AND 2003
                                     --------------------------------


                                               ASSETS
                                               ------
                                                                                                  2004           2003
                                                                                              -------------  -------------
Cash                                                                                          $      1,227   $         40
                                                                                              =============  =============

                                LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                                ----------------------------------------

CURRENT LIABILITIES
  Accounts payable                                                                            $    180,235   $    180,235
  Accrued expenses                                                                                 128,529        109,205
  Loans payable                                                                                    231,317        231,317
  Payable to related party                                                                          52,210         52,210
  Due to officers                                                                                  636,994        574,380
                                                                                              -------------  -------------
      Total Current Liabilities                                                                  1,229,285      1,147,347
                                                                                              -------------  -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
  Preferred stock, $0.001 par value, 50,000,000 shares authorized, 2,000,000 shares
    issued and outstanding                                                                           2,000          2,000
  Common stock, $0.001 par value, 500,000,000 shares authorized, 177,188,665 and
    145,646,665 shares issued and outstanding, respectively outstanding,                           177,188        145,646
  Additional paid-in capital                                                                    10,504,593     10,343,235
  Deficit accumulated during development stage                                                 (11,911,839)   (11,638,188)
                                                                                              -------------  -------------

TOTAL STOCKHOLDERS' DEFICIENCY                                                                  (1,228,058)    (1,147,307)
                                                                                              -------------  -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                                $      1,227   $         40
----------------------------------------------                                                =============  =============

          See accompanying notes to consolidated financial statements.

                        THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
                                  (A DEVELOPMENT STAGE COMPANY)
                              CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003 AND FOR THE PERIOD FROM MARCH 21,
         --------------------------------------------------------------------------------
                             2000 (INCEPTION) TO DECEMBER 31, 2004
                             -------------------------------------

                                                                                            For the Period
                                                                                                 from
                                                          For the Year    For the Year      March 21, 2000
                                                             Ended           Ended          (Inception) to
                                                          December 31,    December 31,       December 31,
                                                              2004            2003               2004
                                                        --------------  ----------------  -----------------
REVENUE                                                  $           -  $              -  $        237,304

COST OF GOODS SOLD                                                   -                 -            45,718
                                                        --------------  ----------------  -----------------
GROSS PROFIT                                                         -                 -           191,586
                                                        --------------  ----------------  -----------------

SELLING, GENERAL AND ADMINISTRATIVE                            429,541           328,636        10,445,780
                                                        --------------  ----------------  -----------------

LOSS FROM OPERATIONS                                          (429,541)         (328,636)      (10,254,194)
                                                        --------------  ----------------  -----------------

OTHER EXPENSE (INCOME)
  Impairment of property, plant and equipment                        -                 -            44,113
  Impairment of goodwill                                             -                 -           295,000
  Interest expense                                              19,324            19,706         1,541,318
  Forgiveness of debt                                         (175,214)          (47,572)         (222,786)
                                                         --------------  ----------------  ----------------
    Total Other Expense (Income)                              (155,890)          (27,866)        1,657,645
                                                         --------------  ----------------  ----------------

NET LOSS                                                 $    (273,651)  $      (300,770)  $   (11,911,839)
                                                        ===============  ================  ================

Net loss per share - basic and diluted                   $        (.00)  $          (.00)
                                                        ===============  ================

Weighted average number of common shares outstanding -
basic and diluted                                          160,900,583       145,638,446
                                                        ===============  ================

          See accompanying notes to consolidated financial statements.

                                     THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
                                                 (A DEVELOPMENT STAGE COMPANY)
                                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                             FOR THE PERIOD FROM MARCH 21, 2000 (INCEPTION) TO DECEMBER 31, 2004
                             -------------------------------------------------------------------

                                                                                                       Deficit
                                                                                                     Accumulated
                                                                                       Additional      During
                                                 Preferred Stock      Common Stock       Paid-In     Development
                                                 SHARES  Amount     SHARES    Amount     Capital        Stage          TOTAL
                                                 ------  -------  ----------  -------  ------------  ------------  -------------

Issuance of common stock and recapitalization
  due to acquisition on March 21, 2000                -  $     -     740,400  $   740  $      (740)  $         -   $          -

Issuance of stock for services rendered               -        -     608,519      609    1,277,591             -      1,278,200

Issuance of stock for compensation                    -        -      83,487       83      243,372             -        243,455

Issuance of stock for donations                       -        -      18,333       18       29,932             -         29,950

Conversion of convertible redeemable debentures       -        -     794,058      794      999,206             -      1,000,000

Conversion of convertible redeemable debentures       -        -     260,519      261      271,239             -        271,500

Stock options issued for compensation                 -        -           -        -      237,750             -        237,750

Stock options issued for services rendered            -        -           -        -      220,000             -        220,000

Interest from beneficial conversion features          -        -           -        -      932,291             -        932,291

Issuance of stock for interest expense                -        -      88,889       89       99,911             -        100,000

Net loss, 2000                                        -        -           -        -            -    (4,509,712)    (4,509,712)
                                                 ------  -------  ----------  -------  ------------  ------------  -------------

Balance, December 31, 2000                            -        -   2,594,205    2,594    4,310,552    (4,509,712)      (196,566)

Issuance of common stock for services rendered        -        -  13,350,675   13,350    2,752,503             -      2,765,853

          See accompanying notes to consolidated financial statements.

                                 THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
                                             (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                        FOR THE PERIOD FROM MARCH 21, 2000 (INCEPTION) TO DECEMBER 31, 2004
                        -------------------------------------------------------------------

                                                                                                    Deficit
                                                                                                  Accumulated
                                                                                    Additional      During
                                        Preferred Stock         Common Stock          Paid-In      Development
                                       SHARES    AMOUNT      SHARES      AMOUNT      Capital         Stage         Total
                                      ---------  -------  ------------  ---------  ------------  -------------  ------------

Issuance of stock for compensation            -  $     -    1,998,841   $  1,999   $   592,296   $          -   $   594,295

Conversion of convertible
  redeemable debentures                       -        -      657,385        657       603,188              -       603,845

Interest from beneficial
  conversion features                         -        -            -          -       218,922              -       218,922

Issuance of other stock - litigation          -        -      600,000        600       148,400              -       149,000

Issuance of restricted shares                 -        -    5,555,555      5,556        (5,556)             -             -

Preferred stock issued                2,000,000    2,000            -          -       211,250              -       213,250

Net loss, 2001                                -        -            -          -             -     (4,902,903)   (4,902,903)
                                      ---------  -------  ------------  ---------  ------------  -------------  ------------

Balance, December 31, 2001            2,000,000    2,000   24,756,661     24,756     8,831,555     (9,412,615)     (554,304)

Issuance of stock to pay loans                -        -   30,253,157     30,253       346,023              -       376,276

Issuance of stock for compensation            -        -   20,010,289     20,010       479,275              -       499,285

Issuance of stock for services                -        -   73,214,520     73,215       678,094              -       751,309

Stock rescinded                               -        -   (5,587,962)    (5,588)        5,588              -             -

Net loss, 2002                                -        -            -          -             -     (1,924,803)   (1,924,803)
                                      ---------  -------  ------------  ---------  ------------  -------------  ------------

BALANCE, DECEMBER 31, 2002            2,000,000    2,000  142,646,665    142,646    10,340,535    (11,337,418)     (852,237)
--------------------------

Issuance of stock for services                -        -    3,000,000      3,000         2,700              -         5,700

Net loss, 2003                                                      -          -             -       (300,770)     (300,770)
                                      ---------  -------  ------------  ---------  ------------  -------------  ------------

BALANCE, DECEMBER 31, 2003            2,000,000    2,000  145,646,665    145,646    10,343,235    (11,638,188)   (1,147,307)
--------------------------

          See accompanying notes to consolidated financial statements.

                                 THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
                                             (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                        FOR THE PERIOD FROM MARCH 21, 2000 (INCEPTION) TO DECEMBER 31, 2004
                        -------------------------------------------------------------------

                                                                                             Deficit
                                                                                           Accumulated
                                                                              Additional     During
                                  Preferred Stock        Common Stock          Paid-In     Development
                                 SHARES    AMOUNT      SHARES      AMOUNT      Capital        Stage         Total
                                ---------  -------  ------------  ---------  -----------  -------------  ------------

Issuance of stock for services          -  $     -   32,542,000   $ 32,542   $   160,358  $          -   $   192,900

Stock rescinded                         -        -   (1,000,000)    (1,000)        1,000             -             -

Net Loss, 2004                          -        -            -          -             -      (273,651)     (273,651)
                                ---------  -------  ------------  ---------  -----------  -------------  ------------

BALANCE, DECEMBER 31, 2004      2,000,000  $ 2,000   177,188,665  $ 177,188  $10,504,593  $(11,911,839)  $(1,228,058)
--------------------------      =========  =======  ============  =========  ===========  =============  ============

          See accompanying notes to consolidated financial statements.

                                  THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
                                             (A DEVELOPMENT STAGE COMPANY)
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003 AND FOR THE PERIOD FROM MARCH 21,
                   --------------------------------------------------------------------------------
                                         2000 (INCEPTION) TO DECEMBER 31, 2004
                                         -------------------------------------

                                                                                                      For the Period
                                                                                                           from
                                                                   For the Year      For the Year     March 21, 2000
                                                                      Ended             Ended         (Inception) to
                                                                   December 31,      December 31,      December 31,
                                                                       2004              2003              2004
                                                                 ----------------  ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                       $      (273,651)  $      (300,770)  $   (11,911,839)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
  Depreciation and amortization                                                -                 -           151,395
  Debt forgiveness                                                      (175,214)                -          (175,214)
  Settlement of debt                                                           -                 -            45,550
  Provision for doubtful accounts                                              -                 -           221,497
  Impairment of property, plant and equipment                                  -                 -            44,113
  Impairment of goodwill                                                       -                 -           295,000
  Amortization of discount on convertible redeemable debentures                -                 -            87,535
  Interest from beneficial conversion feature                                  -                 -         1,151,213
  Issuance of stock for services rendered                                192,900             5,700         4,993,962
  Issuance of stock as compensation                                            -                 -         1,337,035
  Issuance of stock as donations                                               -                 -            29,950
  Issuance of preferred shares for services                                    -                 -           213,250
  Issuance of stock options for services rendered                              -                 -           220,000
  Issuance of stock options as compensation                                    -                 -           237,750
  Issuance of stock as interest expense                                        -                 -           100,000
  Issuance of other stock -litigation                                          -                 -           149,000
  Changes in operating assets and liabilities:
  Accounts receivable                                                          -                 -           (46,671)

    Other receivables                                                          -                 -          (174,827)
    Accounts payable and accrued expenses                                 19,324           (10,356)          262,202
    Payable to related party                                                   -                 -            52,210
    Due to officers                                                      237,828           304,666           791,208
                                                                 ----------------  ----------------  ----------------
        Net Cash Provided By (Used In) Operating Activities                1,187              (760)       (1,923,681)
                                                                 ----------------  ----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                                    -                 -          (125,506)
  Purchase of license rights                                                   -                 -           (70,000)
  Proceeds used in business acquisition                                        -                 -          (295,000)
                                                                 ----------------  ----------------  ----------------
        Net Cash Used In Investing Activities                                  -                 -          (490,506)
                                                                 ----------------  ----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from loan payable                                                   -                 -           627,604
  Proceeds from issuance of convertible debt                                   -                 -         1,787,810
                                                                 ----------------  ----------------  ----------------
        Net Cash Provided By Financing Activities                              -                 -         2,415,414
                                                                 ----------------  ----------------  ----------------

NET INCREASE (DECREASE) IN CASH                                            1,187              (760)            1,227

CASH - BEGINNING OF YEAR                                                      40               800                 -
                                                                 ----------------  ----------------  ----------------

CASH - END OF YEAR                                                         1,227                40             1,227
------------------                                               ================  ================  ================

          See accompanying notes to consolidated financial statements.

                    THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
                               (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003 AND FOR THE PERIOD FROM MARCH 21,
     --------------------------------------------------------------------------------
                           2000 (INCEPTION) TO DECEMBER 31, 2004
                           -------------------------------------

                                                                                  For the Period
                                                                                       from
                                                 For the Year     For the Year    March 21, 2000
                                                     Ended            Ended       (Inception) to
                                                 December 31,     December 31,     December 31,
                                                     2004             2003             2004
                                                ---------------  ---------------  ---------------
SUPPLEMENTAL DISCLOSURE CASH FLOW INFORMATION:
----------------------------------------------

Cash paid for income taxes                      $             -  $             -  $         1,922
                                                ===============  ===============  ===============

Cash paid for interest                          $             -  $             -  $             -
                                                ===============  ===============  ===============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
-----------------------------------------------------------------------

During the year ended December 31, 2004, the Company issued 33,542,000 shares of common stock with a fair value of $192,900 for services rendered and compensation to officers and directors. The Company also rescinded 1,000,000 shares of common stock during 2004.

During the year ended December 31, 2003, the Company issued 3,000,000 shares of common stock with a fair value of $5,700 for services rendered.

          See accompanying notes to consolidated financial statements.

               THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2004 AND 2003
                        --------------------------------


NOTE  1   BUSINESS  ACTIVITY
-------   ------------------

          On March 21, 2000, The Cyber Group Network Corporation and Subsidiary (the "Company", "CGPN", "Cyber Group") was incorporated in the State of California and subsequently purchased Hollywood Entertainment
          Network, Inc. The Company is a technology driven, Internet based, computer security company with one main area of focus: Computer Security. The primary purpose is to continue to transition the Company
          into  a  self-sufficient,   revenue-generating  company,  capable  of
          increasing  shareholder  value.  The   Company  is  also  focused  on
          developing strategic partnerships with government agencies and corporations to meet industry demand and ensure 100% customer satisfaction.

          The Company's mission is to allow people and businesses around the globe to protect their computers with innovative computer security solutions.

NOTE  2   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
-------   ----------------------------------------------

          (A) PRINCIPLES  OF  CONSOLIDATION
          ---------------------------------

          The consolidated financial statements include the accounts of The Company and its wholly owned subsidiary, Cyber Crime Corporation
          ("Cyber Crime"). Cyber Crime did not have any operations during the years ended December 31, 2004 and 2003. Any intercompany balances and transactions are eliminated in consolidation.

          (B) DEVELOPMENT STAGE ENTERPRISE
          --------------------------------

          As of December 31, 2004, CGPN was a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The
          Company devoted substantially all of its efforts to its formation, raising capital, research and development and product development. Substantially all losses accumulated since inception are considered to be a part of the Company's development stage activities.

          (C) REVENUE RECOGNITION
          -----------------------

          Revenue is recognized when services are performed or products are shipped.

          (D) CASH
          --------

          Cash consists of cash on deposit held by financial institutions.

               THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2004 AND 2003
                        --------------------------------

          (E) INVENTORY
          -------------

          The Company does not maintain significant inventory levels. Rather, software will be manufactured once orders are placed with the Company.

          (F) IMPAIRMENT OF LONG-LIVED ASSETS
          -----------------------------------

          Beginning January 1, 2002, the Company reviews long-lived assets for impairment under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the year ended December 31, 2002, the Company determined that the property, plant, and equipment were impaired and recorded an impairment charge of $44,113. As of December 31, 2004, the Company has no long-lived assets and as a result did not record any impairment or disposal.

          (G) STOCK-BASED COMPENSATION
          ----------------------------

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

          The  Company  adopted  only  the  disclosure  provisions  of  SFAS No.
          123.  as  amended  by the transition disclosure provisions of SFAS No.
          148. The transition and disclosure provisions of the Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock issuances to employees and does not recognize compensation expense for its stock-based compensation other than for restricted stock and options issued to outside third parties.

          (H) FAIR VALUE OF FINANCIAL INSTRUMENTS
          ---------------------------------------

          The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the financial instruments, including cash, accounts payable, accrued expenses, loans payable and related party payables. The carrying amounts approximate the fair value due to their short maturities.

               THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2004 AND 2003
                        --------------------------------

          (I) ADVERTISING
          ---------------

          The Company expenses advertising costs as incurred. CGPN incurred approximately $245,000, $97,000 and $175,000 in advertising expenses during the fiscal years ended December 31, 2002 and 2001 and for the period from March 21, 2000 (inception) to December 31, 2000, respectively. The Company recorded no expenses for advertising costs in the years ended December 31, 2004 and 2003.

          (J) INCOME TAXES
          ----------------

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

          (K) INCOME (LOSS) PER SHARE
          ---------------------------

          Basic  income  (loss)  per  share  is  computed by dividing the income
          (loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted income (loss) per share is computed similar to the basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the years ended December 31, 2004 and 2003, the Company incurred a net loss. As a result, basic and diluted losses per share are the same because the inclusion of common share equivalents in the calculation would be anti-dilutive. The common shares used in the weighted average calculation to determine the basic and diluted loss per share reflect post-split share amounts (See Note 4).

          (L) USE OF ESTIMATES
          --------------------

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

               THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2004 AND 2003
                        --------------------------------

          (M) CONCENTRATION OF CREDIT RISK
          --------------------------------

          The Company places its cash with high quality financial institutions, and at times may exceed the Federal Deposit Insurance Corporation
          $100,000 insurance limit. As of December 31, 2004 and 2003, the Company did not have any uninsured cash.

          (N) RECENT ACCOUNTING PRONOUNCEMENTS
          ------------------------------------

          In December 2004, the FASB issued SFAS No. 123 (R), "Share-Based Payment". SFAS No. 123 (R) revises SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123 (R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123 (R) is effective as of the first interim or annual reporting period that begins after June 15, 2005 for non-small business issuers and after December 15, 2005 for small business issuers. Accordingly, the Company will adopt SFAS No. 123 (R) in its quarter ending March 31, 2006. The Company is currently evaluating the provisions of SFAS No. 123 (R) and has not yet determined the impact, if any, that SFAS No. 123 (R) will have on its financial statement presentation or disclosures.

          In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 153, " Exchanges of Non-Monetary Assets, an Amendment of APB No. 29". This Statement amends APB Opinion No. 29, "Accounting for Nonmonetary Transactions". Earlier guidance had been based on the principle that exchanges of nonmonetary assets should be based on the fair value of the assets exchanged and APB No. 29 included certain exceptions to this principle. However, FASB 153 eliminated the specific exceptions for nonmonetary exchanges with a general exception for all exchanges of nonmonetary assets that do not have commercial and economic substance. A nonmonetary exchange has commercial substance only if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The implementation of this SFAS No. 153 is not expected to have a material impact on the Company's financial statement presentation or its disclosures.

               THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2004 AND 2003
                        --------------------------------

NOTE  3   COMMITMENTS  AND  CONTINGENCIES
-------   -------------------------------

          LITIGATION
          ----------

          In December 2001, the Company filed a civil lawsuit, in the United States District Court Central District of California, against a former Officer and Board of Director, a former employee and other individuals not associated with the Company. This lawsuit alleges that the former Officer used her confidential relationship with the Company to conceal her personal use of company funds, make unauthorized stock issuances and cash loans to outside business partners and/or family. The Company alleges that these acts were committed in a manner intended to defraud the Company and divert funds to the other co-conspirators named in the lawsuit. As of the date of this filing, all of the defendants named have defaulted as they failed to respond to the legal complaint. The Company is currently taking the necessary steps to begin recovery of the stolen funds. The Company originally recorded a non-current receivable related to this lawsuit in the amount of $174,827. At December 31, 2001, the Company reserved $87,414 of the balance, As of December 31, 2002, the Company had determined that the collectability was unlikely and fully wrote off this receivable. This case has since been dismissed and the Company has not yet made a final decision if it will pursue further action on this issue.

          The Company is also disputing any and all contracts that it may have had with its former CEO. The former CEO has been notified and the Company anticipates that legal action against him may result.

NOTE 4    SHAREHOLDERS' EQUITY
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

          (A) COMMON STOCK
          ----------------

          During the year ended December 31, 2004, the Company issued 32,542,000 shares of common stock with a fair value of $192,900 for services rendered and compensation to officers and directors.

          During the year ended December 31, 2004, the Company rescinded 1,000,000 shares of common stock originally issued for consulting services during 2003 that were never rendered to the Company.

               THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2004 AND 2003
                        --------------------------------

          During the year ended December 31, 2003 and for the period from March 21, 2000 (inception) to December 31, 2002, the Company issued 3,000,000 and 87,173,714 shares of common stock (reflective of reverse split) with a fair value of $5,700 and $4,795,362, respectively, for services. The services were valued at the fair market value of the stock on the date of issuance. For the period from March 21, 2000 (inception) to December 31, 2002, the Company issued options for services rendered valued at $220,000.

          For the period from March 21, 2000 (inception) to December 31, 2002, the Company issued 22,092,617 shares of common stock (reflective of reverse split) as compensation totaling $1,337,035. These transactions were valued at the fair market value of the stock on the date of issuance.

          For the period from March 21, 2000 (inception) to December 31, 2002, the Company converted 1,875,345 of its Series A and Series SPA Subordinated Convertible Redeemable Debentures and accrued interest into 1,711,962 shares of common stock (reflective of reverse split), respectively.

          For the period from March 21, 2000 (inception) to December 31, 2002, the Company issued 18,333 shares of common stock (reflective of reverse split) as donations to nonprofit organizations valued at $29,950, respectively. These transactions were valued at the fair market value of the stock on the date of issuance.

          For the period from March 21, 2000 (inception) to December 31, 2002, the Company issued 88,889 shares of common stock (reflective of reverse split) as interest expense totaling $100,000.

          For the period from March 21, 2000 (inception) to December 31, 2002, the Company issued options (net of those terminated) to employees and Board of Directors to purchase 10,475,972 shares of common stock, respectively, and recorded compensation expense, which is included in the issuance of stock for compensation in the statements of changes in stockholders' deficiency for $237,750. For the period from March 21, 2000 (inception) to December 31, 2002, the Company recorded $1,151,213 of interest from beneficial conversion features.

          During the year ended December 31, 2002, the Company rescinded 5,587,962 shares of common stock.

               THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2004 AND 2003
                        --------------------------------

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

          During the year ended December 31, 2002, the Company issued 30,253,157 shares of common stock with a fair value of $376,276 in relation to loan repayment.

          During the year ended December 31, 2001, the Company issued 2,000,000 shares of preferred stock with a fair value of $213,250 in relation to the litigation discussed in Note 6 (D) of the December 31, 2002 financial statements.

NOTE  5   RELATED  PARTY  TRANSACTIONS  /  DUE  TO  OFFICERS
-------   --------------------------------------------------

          During the years ended December 31, 2004 and 2003, the Company had loans from officers, its former Chief Executive Officer, and other related individuals. As of December 31, 2004 and 2003, the total net loans due to these related parties recorded in due to officers on the balance sheet totaled $636,994 and $574,380, respectively.

          As of December 31, 2004, the former President of the Company resigned. As a result of his resignation, the loan amount due to him of approximately $220,000 was negotiated to $45,000 and $175,214 was recorded as other income from debt forgiveness.

          As of December 31, 2004 and 2003, the Company also had a loan payable to a related party totaling $52,210.

NOTE  6   INCOME  TAXES
-------   -------------

          As of December 31, 2004 the Company had approximately $9,400,000 operating loss carryforwards that may be offset against future taxable income. No provision for income taxes for the years ended December 31, 2004 and 2003 or for the period from March 21, 2000 (inception) to December 31, 2002 was made since the Company incurred a loss during these periods. The deferred income tax benefit (approximately $3,196,000 using an effective rate of 34%) of the loss carryforward is the only significant deferred income tax asset or liability. It has been offset by a valuation allowance of the same amount since the Company does not believe the recoverability of this deferred tax asset is likely. Accordingly, no deferred income tax benefit has been recognized in these financial statements.

               THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2004 AND 2003
                        --------------------------------

NOTE  7   GOING  CONCERN
-------   --------------

          The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles that contemplate the Company's continuation as a going concern. For the year ended December 31, 2004, CGPN incurred net losses of $273,651. As of December 31, 2004, the Company had a working capital deficiency and a stockholders' deficiency of $1,228,058. In addition, the Company was in the development stage as of December 31, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------------------------------------------------------------------------
FINANCIAL DISCLOSURES
---------------------

None.

ITEM 8A CONTROLS AND PROCEDURES
-------------------------------

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


PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
--------------------------------------------------------------------------------
WITH SECTION 16(A) OF THE EXCHANGE ACT
--------------------------------------
The names and positions of the Company's directors, executive officers, and significant employees are as follows as of 12/31/04:

---------------  ---  ---------------------  -----------------
R. Scott Cramer   40  Board of Director,     November 8, 2001,
                      CEO,                   March 8, 2002
                      Chairman of the Board  January 7, 2003

Steve Lowe        35  Board of Director,     January 7, 2003
                      President              October 1, 2004

David Wassung     42  Board of Director      October 1, 2004


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

David Wassung was appointed to the Board on October 1, 2004. As a Board of Director, Mr. Wassung is paid $50,000 per year in cash, stock, stock options or a combination, thereof.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
-------------------------------------------------------
Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Directors and Executive Officers, and persons who own more than ten percent of a registered class of equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of our Company. Officers, Directors and greater than ten-percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, our officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements. However, all of our current Board of Directors and Officers filed their FORM 3, Initial Statement of Beneficial Ownership of Securities, with the SEC after the ten-day designated deadline.


ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

SUMMARY COMPENSATION TABLE

                                   ANNUAL
                                COMPENSATION
                               ---------------
NAME AND PRINCIPAL                                  OTHER
     POSITION            YEAR  SALARY   BONUS   COMPENSATION
------------------  ---  ----  -------  ------  -------------

R. Scott Cramer     (1)  2004  $60,000  $    0  $           0
CEO

Steve Lowe          (2)  2004  $50,000  $    0  $           0
President

Richard Serrano     (3)  2004  $45,000  $    0  $           0
President

Footnotes:
     (1) As of December 31, 2004, Mr. Cramer was the Chief Executive Officer of the Company. Mr. Cramer has not received any payment for his position and as a result his salary has been accrued as an expense.

     (2) As of October 1, 2004, Mr. Lowe was President of the Company. Mr. Lowe has not received any payment for his position and as a result his salary has been accrued as an expense.

     (3) As of October 1, 2004, Mr. Serrano resigned as the President of the Company. Mr. Serrano has not received any payment for his position and as a result his resignation Mr. Serrano's total salary due has been negotiated to $45,000 and has been accrued as an expense.


STOCK OPTIONS GRANTED IN FISCAL YEAR 2004
-----------------------------------------
During the fiscal year 2004, the Company did not issue any stock options to its employees and officers for bonuses and incentives


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------
The following table sets forth certain information as of December 31, 2004, with respect to the beneficial ownership of Common Stock by: (i) all persons known by the Company to be beneficial owners of more than 10% of Common stock, (ii) each director and named executive officer, and (iii) by all executive officers and directors as a group.

                             Shares Beneficially  Percentage of Shares
Name and Address                    Owned              Outstanding
----------------             -------------------  ---------------------
R. Scott Cramer                       29,294,772                    17%
Director
1012 Lewis Dr.
Winter Park, FL 32789

Steve Lowe                             6,698,366                     4%

David Wassung                          5,100,000                     3%

Total ownership by officers
and directors                         41,093,138                    24%

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


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

No form 8-K has been issued during this reporting period

Item 14.    PRINCIPAL ACCOUNTANT'S FEES AND SERVICES

During the fiscal years ended December 31, 2004 and 2003, Weinberg & Company served as our auditors.

The aggregate fees billed by our auditors, for professional services rendered for the audit of the Company's annual financial statements for the years ended December 31, 2004 and 2003, and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB during the fiscal years were $ 19,511 and $42,920 for the years ended December 31, 2004 and 2003, respectiviely.

The aggregate fees billed by auditors for services rendered to the Company, other than the services covered in "Audit Fees" and for the fiscal years ended December 31, 2004 and 2003 were $0 and $0.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.