Form 10QSB
period 2005-03-31
CYBER GROUP NETWORK CORP
filed 2005-06-20
CIK 1076939

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
                                   (Mark One)
     [X] Quarterly Report Pursuant To Section 13 Or 15 (d) Of The Securities
                              Exchange Act Of 1934
                 For the quarterly period ended: March 31, 2005
                                       Or
    [ ] Transition Report Pursuant To Section 13 Or 15 (d) Of The Securities
                              Exchange Act Of 1934
        For the transition period from ______________ to _______________
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [x] No [ ]
          APPLICABLE ONLY TO ISSUERS INVLOVED IN BANKRUPTCY PROCEEDINGS
                                     DURING
                            THE PRECEDING FIVE YEARS:
     Indicate by check mark whether the registrant has filed all documents and reports required to filed by Sections 12, 13 or 15 (d) of the Securities
  Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court

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

--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS



                       THE CYBER GROUP NETWORK CORPORATION
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2005

                       THE CYBER GROUP NETWORK CORPORATION
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)


                                    CONTENTS
                                    --------


PAGE      1    CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
               MARCH 31, 2005 (UNAUDITED) AND DECEMBER 31, 2004

PAGE      2    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
               AND FOR THE PERIOD FROM MARCH 21, 2000 (INCEPTION) TO
               MARCH 31, 2005 (UNAUDITED)

PAGES   3 - 5  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
               STOCKHOLDERS' DEFICIENCY FOR THE PERIOD FROM
               MARCH 21, 2000 (INCEPTION) TO MARCH 31, 2005 (UNAUDITED)

PAGE      6    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
               AND FOR THE PERIOD FROM MARCH 21, 2000 (INCEPTION) TO
               MARCH 31, 2005 (UNAUDITED)

PAGES  7 - 11  NOTES TO CONDENSED CONSOLIDATED FINANCIAL
               STATEMENTS AS OF MARCH 31, 2005 (UNAUDITED)

                                THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
                                           (A DEVELOPMENT STAGE COMPANY)
                                        CONDENSED CONSOLIDATED BALANCE SHEETS
                              AS OF MARCH 31, 2005 (UNAUDITED) AND DECEMBER 31, 2004
                              ------------------------------------------------------

                                             ASSETS
                                             ------

                                                                                March 31,
                                                                                  2005        December 31,
                                                                               (Unaudited)        2004
                                                                              -------------  --------------
Cash                                                                          $      1,197   $        1,227
                                                                              =============   =============
                           LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                           ----------------------------------------

CURRENT LIABILITIES
  Accounts payable                                                            $    180,235   $     180,235
  Accrued expenses                                                                 133,360         128,529
  Loans payable                                                                    231,317         231,317
  Payable to related party                                                          52,210          52,210
  Due to officers                                                                  705,089         636,994
                                                                              -------------  --------------
      Total Current Liabilities                                                  1,302,211       1,229,285
                                                                              -------------  --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
  Preferred stock, $0.001 par value, 50,000,000 shares authorized, 2,000,000
    shares issued and outstanding                                                    2,000           2,000
  Common stock, $0.001 par value, 500,000,000 shares authorized,
    177,188,665 shares issued and outstanding                                      177,188         177,188
  Additional paid-in capital                                                    10,504,593      10,504,593
  Deficit accumulated during development stage                                 (11,984,795)    (11,911,839)
                                                                              -------------  --------------

TOTAL STOCKHOLDERS' DEFICIENCY                                                  (1,301,014)     (1,228,058)
                                                                              -------------  --------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                $      1,197   $       1,227
----------------------------------------------                                =============  ==============

     See accompanying notes to condensed consolidated financial statements.

                      THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
                                 (A DEVELOPMENT STAGE COMPANY)
                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 AND FOR THE PERIOD FROM MARCH
       --------------------------------------------------------------------------------
                            21, 2000 (INCEPTION) TO MARCH 31, 2005
                            --------------------------------------
                                          (UNAUDITED)


                                                                                     For the Period
                                                                                          from
                                                 For the Three     For the Three     March 21, 2000
                                                  Months Ended      Months Ended     (Inception) to
                                                 March 31, 2005    March 31, 2004    March 31, 2005
                                                ----------------  ----------------  ----------------
REVENUE                                         $             -   $             -   $       237,304

COST OF GOODS SOLD                                            -                 -            45,718
                                                ----------------  ----------------  ----------------

GROSS PROFIT                                                  -                 -           191,586
                                                ----------------  ----------------  ----------------

  SELLING, GENERAL AND ADMINISTRATIVE                    68,125            65,318        10,513,905
                                                ----------------  ----------------  ----------------
      Total Operating Expenses                           68,125            65,318        10,513,905
                                                ----------------  ----------------  ----------------

LOSS FROM OPERATIONS                                    (68,125)          (65,318)      (10,322,319)
                                                ----------------  ----------------  ----------------

OTHER EXPENSE (INCOME)
  Forgiveness of debt                                         -                 -          (222,786)
  Impairment of goodwill                                      -                 -           295,000
  Impairment of property, plant and equipment                 -                 -            44,113
  Interest expense                                        4,831             4,831         1,546,149
                                                ----------------  ----------------  ----------------
      Total Other Expense (Income)                        4,831             4,831         1,662,476
                                                ----------------  ----------------  ----------------

NET LOSS                                        $       (72,956)  $       (70,149)  $   (11,984,795)
--------                                        ================  ================  ================

Net loss per share - basic and diluted          $             -   $             -
                                                ================  ================

Weighted average number of common shares
  outstanding - basic and diluted                   177,188,665       160,900,583
                                                ================  ================

     See accompanying notes to condensed consolidated financial statements.

                                       THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
                                                  (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                                FOR THE PERIOD FROM MARCH 21, 2000 (INCEPTION) TO MARCH 31, 2005
                                ----------------------------------------------------------------
                                                            (UNAUDITED)

                                                                                                      Deficit
                                                                                                    Accumulated
                                                                                      Additional      During
                                        Preferred Stock           Common Stock          Paid-In     Development
                                      Shares      Amount       Shares      Amount       Capital         Stage         TOTAL
                                    ----------  -----------  ----------  -----------  ------------  -------------  ------------
Issuance of common stock and
  recapitalization due to
  acquisition on March 21, 2000              -  $         -     740,400  $       740  $      (740)  $          -   $         -

Issuance of stock for services
  rendered                                   -            -     608,519          609    1,277,591              -     1,278,200

Issuance of stock for
  compensation                               -            -      83,487           83      243,372              -       243,455

Issuance of stock for
  donations                                  -            -      18,333           18       29,932              -        29,950

Conversion of convertible
  redeemable debentures                      -            -     794,058          794      999,206              -     1,000,000

Conversion of convertible
  redeemable debentures                      -            -     260,519          261      271,239              -       271,500

Stock options issued for
  compensation                               -            -           -            -      237,750              -       237,750

Stock options issued for
  services rendered                          -            -           -            -      220,000              -       220,000

Interest from beneficial
  conversion features                        -            -           -            -      932,291              -       932,291

Issuance of stock for
  interest expense                           -            -      88,889           89       99,911              -       100,000

Net loss, 2000                               -            -           -            -            -     (4,509,712)   (4,509,712)
                                    ----------  -----------  ----------  -----------  ------------  -------------  ------------

Balance, December 31, 2000                   -            -   2,594,205        2,594    4,310,552     (4,509,712)     (196,566)

Issuance of common stock for
  services rendered                          -            -  13,350,675       13,350    2,752,503              -     2,765,853

Issuance of stock for compensation           -            -   1,998,841        1,999      592,296              -       594,295

     See accompanying notes to condensed consolidated financial statements.

                                   THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
                                             (A DEVELOPMENT STAGE COMPANY)
                                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                   AS OF MARCH 31, 2005
                                                        (UNAUDITED)
                                                        -----------

                                                                                                      Deficit
                                                                                                    Accumulated
                                                                                       Additional      During
                                   Preferred Stock               Common Stock           Paid-In     Development
                                  Shares       Amount        Shares        Amount       Capital        Stage         Total
                                -----------  -----------  ------------  ------------  ------------  ------------  ------------
Conversion of convertible
  redeemable debentures                   -            -      657,385           657       603,188             -       603,845

Interest from beneficial
  conversion features                     -            -            -             -       218,922             -       218,922

Issuance of other stock
  - litigation                            -            -      600,000           600       148,400             -       149,000

Issuance of restricted
  shares                                  -            -    5,555,555         5,556        (5,556)            -             -

Preferred stock issued            2,000,000        2,000            -             -       211,250             -       213,250

Net loss, 2001                            -            -            -             -             -    (4,902,903)   (4,902,903)
                                -----------  -----------  ------------  ------------  ------------  ------------  ------------

Balance, December 31, 2001        2,000,000        2,000   24,756,661        24,756     8,831,555    (9,412,615)     (554,304)

Issuance of stock to pay loans            -            -   30,253,157        30,253       346,023             -       376,276

Issuance of stock for
  compensation                            -            -   20,010,289        20,010       479,275             -       499,285

Issuance of stock for services            -            -   73,214,520        73,215       678,094             -       751,309

Stock rescinded                           -            -   (5,587,962)       (5,588)        5,588             -             -

Net loss, 2002                            -            -            -             -             -    (1,924,803)   (1,924,803)
                                -----------  -----------  ------------  ------------  ------------  ------------  ------------

Balance, December 31, 2002        2,000,000        2,000  142,646,665       142,646    10,340,535   (11,337,418)     (852,237)

Issuance of stock for services            -            -    3,000,000         3,000         2,700             -         5,700

Net loss, 2003                            -            -            -             -             -      (300,077)     (300,077)
                                -----------  -----------  ------------  ------------  ------------  ------------  ------------

     See accompanying notes to condensed consolidated financial statements.


                                   THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
                                             (A DEVELOPMENT STAGE COMPANY)
                                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                   AS OF MARCH 31, 2005
                                                        (UNAUDITED)
                                                        -----------

BALANCE, DECEMBER  31, 2003       2,000,000        2,000  145,646,665       145,646    10,343,235   (11,638,188)   (1,147,307)

Issuance of stock for services            -            -   32,542,000        32,542       160,358             -       192,900

Stock rescinded                           -            -   (1,000,000)       (1,000)        1,000             -             -

Net loss, 2004                            -            -            -             -             -      (273,651)     (273,651)
                                -----------  -----------  ------------  ------------  ------------  ------------  ------------

BALANCE, DECEMBER 31, 2004        2,000,000        2,000  177,188,665       177,188    10,504,593   (11,911,839)   (1,228,058)

Net loss, Three Months
Ended March 31, 2005                      -            -            -             -             -       (72,956)      (72,956)
                                -----------  -----------  ------------  ------------  ------------  ------------  ------------

BALANCE, MARCH 31, 2005           2,000,000        2,000  177,188,665       177.188    10,504,593   (11,984,795)   (1,301,014)
                                ===========  ===========  ============  ============  ============  ============ =============

     See accompanying notes to condensed consolidated financial statements.

                          THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
                                   (A DEVELOPMENT STAGE COMPANY)
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 AND FOR THE PERIOD FROM MARCH
         --------------------------------------------------------------------------------
                                21, 2000 (INCEPTION) TO MARCH 31, 2005
                                --------------------------------------
                                            (UNAUDITED)
                                            -----------

                                                                                     For the Period
                                                                                          from
                                                  For the Three     For the Three    March 21, 2000
                                                   Months Ended     Months Ended     (Inception) to
                                                  March 31, 2005   March 31, 2004    March 31, 2005
                                                 ----------------  ---------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES             $           (30)  $         1,187  $    (1,923,711)
                                                 ----------------  ---------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                    -                 -         (125,506)
  Purchase of license rights                                   -                 -          (79,000)
  Proceeds used in business acquisition                        -                 -         (295,000)
                                                 ----------------  ---------------  ----------------
      Net Cash Used In Investing Activities                    -                 -         (490,506)
                                                 ----------------  ---------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of loan payable                                    -                 -          (16,500)
  Proceeds from loan payable                                   -                 -          644,104
  Proceeds from issuance of convertible debt                   -                 -        1,787,810
                                                 ----------------  ---------------  ----------------
      Net Cash Provided By Financing Activities                -                 -        2,415,414
                                                 ----------------  ---------------  ----------------

NET INCREASE (DECREASE) IN CASH                              (30)            1,187            1,197

CASH - BEGINNING OF PERIOD                                 1,227                40                -
                                                 ----------------  ---------------  ----------------

CASH - END OF PERIOD                             $         1,197   $         1,227  $         1,197
--------------------                             ================  ===============  ================

SUPPLEMENTAL DISCLOSURE CASH FLOW INFORMATION:
----------------------------------------------

Cash paid for income taxes                       $             -   $             -  $         1,922
                                                 ================  ===============  ================

Cash paid for interest                           $             -   $             -  $             -
                                                 ================  ===============  ================

     See accompanying notes to condensed consolidated financial statements.

               THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2005
                                   (UNAUDITED)
                                   -----------


NOTE 1  BUSINESS ACTIVITY

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of The Cyber Group Network Corporation and its subsidiary (the "Company"). These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The accompanying condensed consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended December 31, 2004.

(B)  USE OF ESTIMATES

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

               THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2005
                                   (UNAUDITED)
                                   -----------


(C)  EARNINGS PER SHARE

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

NOTE 4  SHAREHOLDERS' DEFICIENCY

On November 23, 2001, the Board of Directors approved a fifteen to one reverse stock split on all of the outstanding common shares of the Company. All references to common shares and loss per common share amounts have been adjusted to reflect the 15-to-1 reverse common stock split. The common shares commenced trading on a post reverse split basis on November 26, 2001.

A)  Common Stock

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

               THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2005
                                   (UNAUDITED)
                                   -----------

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

During the year ended December 31, 2001, the Company issued 2,000,000 shares of preferred stock with a fair value of $213,250 in connection with a litigation settlement.

               THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2005
                                   (UNAUDITED)
                                   -----------

NOTE 5  RELATED PARTY TRANSACTIONS

During the years ended December 31, 2001 and 2002, the Company made certain advances to and had loans from its former Chief Executive Officer and other related individuals. As of March 31, 2005 and December 31, 2004, the due to officers account on the balance sheet includes these loans and accrued compensation to officers and directors of the Company.

As of March 31, 2005 and December 31, 2004, the Company had a loan payable to a related party totaling $52,210.

NOTE 6 GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles that contemplate the Company's continuation as a going concern. For the three months ended March 31, 2005, CGPN incurred net losses of $72,956 and had a working capital deficiency and a stockholders' deficiency of $1,301,014 as of March 31, 2005. In addition, the Company was still in the development stage as of March 31, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related footnotes for the year ended December 31, 2004 included in FORM 10KSB filed with the SEC on May 19, 2005. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

RESULTS OF OPERATIONS

Since inception in March 2000, the Company has been in the development state. The primary focus has been on the development and marketing of its hardware and software devices, E-Snitch and PPIRT, respectively. Because the Company began shipment of PPIRT in the late fourth quarter 2000 and shipped minimal product, minimal revenue has been generated to date. Because substantially all of its efforts have been concentrated in research and development activities, it has operated at a net loss since inception. The Company incurred a net loss of $72,956 and $65,318 for the quarters ended March 31, 2005 and 2004, respectively. The first quarter 2005 losses have increased about 12% compared to the same period in 2004. The increase in the net loss is primarily due to salary accrual and administrative expenses.

The Company has received a report on its financial statements for the period ending December 31, 2004 from its independent auditor that includes an explanatory paragraph describing the Company's uncertainty to continue as a going concern. These financial statements contemplate the ability to continue as a going concern and as such do not include any adjustments that might result from this uncertainty.

LIQUIDITY AND CAPITAL RESOURCES

As of the quarter ended March 31, 2005, the Company had a net loss of $72,956. The Company had current and total assets of $1,197. The Company was in a negative working capital position of $1,301,014 as of March 31, 2005. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional funds and implement our business plan. The condensed financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

CASH REQUIREMENTS AND ADDITIONAL FUNDING

The Company needs to immediately raise additional capital to run the daily operating activities of the business. The Company's current sources of cash are not adequate to fund the next 12 months of operations. The current cash on hand is insufficient to meet its anticipated needs for working capital, capital expenditures and business development for the next twelve months. Because the Company has not sustained a consistent revenue stream, it will need to raise additional capital to meet its operating needs. The Company will continue to research various methods of acquiring capital, like private placement, debt refinancing and SB2 filings.
The Company recognizes that filing and SB2 can potentially lead to stock dilution, however, it may be the most effective means to generate cash flow. Irrespective of the funding method, this funding will cover such costs as marketing and distribution, maintaining and upgrading technology, recurring overhead expenses for the day-to-day operation of the business and other unexpected expenses due to economic changes. The Company cannot guarantee that the financing will be available in certain amount or on acceptable terms.

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

As of the date of the period covered in the filing of this Report, we have not conducted an evaluation of the effectiveness of the design and operation of our disclosures controls and procedures pursuant to Securities and Exchange Act Rule 13a-14. This evaluation will be conducted before the issuance of our end of year quarter 10QSB / 10KSB.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

THE CYBER GROUP NETWORK CORPORATION
                                  (REGISTRANT)



                                Dated: June 14, 2005

                                BY:  /S/  R. SCOTT CRAMER
                                CHIEF EXECUTIVE OFFICER
                                AND CHIEF FINANCIAL OFFICER