Form 10QSB
period 2005-06-30
CYBER GROUP NETWORK CORP
filed 2005-09-06
CIK 1076939

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                                   (MARK ONE)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2005

                                       OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO _______________



                       COMMISSION FILE NUMBER:  000-28153


                       THE CYBER GROUP NETWORK CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            NEVADA                                            33-0901534
(STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
 INCORPORATION OF ORIGINATION)                         IDENTIFICATION NUMBER)


 Post Office Box 948264 Maintland, FL.                          32794

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
Item 6 - Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION
Item 1  - Financial Statements




                       THE CYBER GROUP NETWORK CORPORATION
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2005

                      THE CYBER GROUP NETWORK CORPORATION
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)


                                    CONTENTS
                                    --------

PAGE     1     CONDENSED  CONSOLIDATED  BALANCE  SHEETS  AS  OF  JUNE  30,  2005
               (UNAUDITED)  AND  DECEMBER  31,  2004

PAGE     2     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND
               SIX  MONTHS  ENDED JUNE 30, 2005 AND 2004 AND FOR THE PERIOD FROM
               MARCH  21,  2000  (INCEPTION)  TO  JUNE  30,  2005  (UNAUDITED)

PAGES  3 - 4   CONDENSED  CONSOLIDATED  STATEMENTS  OF  CHANGES IN STOCKHOLDERS'
               DEFICIENCY FOR THE PERIOD FROM MARCH 21, 2000 (INCEPTION) TO JUNE
               30,  2005  (UNAUDITED)

PAGE     5     CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  FOR THE SIX
               MONTHS ENDED JUNE 30, 2005 AND 2004 AND FOR THE PERIOD FROM MARCH
               21,  2000  (INCEPTION)  TO  JUNE  30,  2005  (UNAUDITED)

PAGES  6 - 9   NOTES  TO  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE
               30,  2005  (UNAUDITED)

                            THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
                                       (A DEVELOPMENT STAGE COMPANY)
                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                 AS OF JUNE 30, 2005 AND DECEMBER 31, 2004
                                 -----------------------------------------


                                                  ASSETS
                                                  ------

                                                                             June 30, 2005     December
                                                                              (Unaudited)      31, 2004
                                                                            ---------------  -------------
CURRENT ASSETS
Cash                                                                        $        1,167   $      1,227
                                                                            ---------------  -------------

TOTAL ASSETS                                                                $        1,167   $      1,227
------------                                                                ===============  =============

                                 LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                                 ----------------------------------------

CURRENT LIABILITIES
Accounts payable                                                            $      232,445   $    232,445
Accrued expenses                                                                   138,191        128,529
Loans payable                                                                      231,317        231,317
Due to officers                                                                    784,889        636,994
                                                                            ---------------  -------------

Total Current Liabilities                                                        1,386,842      1,229,285
                                                                            ---------------  -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 2,000,000
 shares issued and outstanding                                                       2,000          2,000
Common stock, $0.001 par value, 500,000,000 shares authorized, 177,188,665
 shares issued and outstanding                                                     177,188        177,188
Additional paid-in capital                                                      10,504,593     10,504,593
Deficit accumulated during development stage                                   (12,069,456)   (11,911,839)
                                                                            ---------------  -------------

TOTAL STOCKHOLDERS' DEFICIENCY                                                  (1,385,675)    (1,228,058)
                                                                            ---------------  -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                              $        1,167   $      1,277
==============================================                              ===============  =============

     See accompanying notes to condensed consolidated financial statements.

                                     THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
                                                 (A DEVELOPMENT STAGE COMPANY)
                                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   ---------------------------------------------------------
                              AND FOR THE PERIOD FROM MARCH 21, 2000 (INCEPTION) TO JUNE 30, 2005
                              -------------------------------------------------------------------
                                                          (UNAUDITED)

                                                                                                              Cumulative From
                                          For the Three    For the Three     For the Six      For the Six     March 21, 2000
                                          Months Ended     Months Ended     Months Ended     Months Ended     (Inception) To
                                          June 30, 2005    June 30, 2004    June 30, 2005    June 30, 2004     June 30, 2005
                                         ---------------  ---------------  ---------------  ---------------  -----------------
REVENUE                                  $            -   $            -   $            -   $            -   $        237,304

COST OF GOODS SOLD                                    -                -                -                -             45,718
                                         ---------------  ---------------  ---------------  ---------------  -----------------

GROSS PROFIT                                          -                -                -                -            191,586
                                         ---------------  ---------------  ---------------  ---------------  -----------------

OPERATING EXPENSES

  Selling, general and administrative            79,830           73,493          147,955          138,811         10,593,735
                                         ---------------  ---------------  ---------------  ---------------  -----------------
    Total Operating Expenses                     79,830           73,493          147,955          138,811         10,593,735
                                         ---------------  ---------------  ---------------  ---------------  -----------------

LOSS FROM OPERATIONS                            (79,830)         (73,493)        (147,955)        (138,811)       (10,402,149)
                                         ---------------  ---------------  ---------------  ---------------  -----------------

OTHER EXPENSE (INCOME)
  Forgiveness of debt                                 -                -                                 -           (222,786)
  Impairment of property,
  plant and equipment                                 -                -                -                -             44,113
  Impairment of goodwill                              -                -                -                -            295,000
  Interest expense                                4,831            4,831            9,662            9,662          1,550,980
                                         ---------------  ---------------  ---------------  ---------------  -----------------
    Total Other Expense                           4,831            4,831            9,662            9,662          1,667,307
                                         ---------------  ---------------  ---------------  ---------------  -----------------

NET LOSS                                 $      (84,661)  $      (78,324)  $     (157,617)  $     (148,473)  $    (12,069,456)
--------                                 ===============  ===============  ===============  ===============  =================

Net loss per share - basic and diluted   $            -   $            -   $            -   $            -
                                         ===============  ===============  ===============  ===============

Weighted average number
of common shares
outstanding - basic and diluted             177,188,665      145,646,665      177,188,665      145,630,090
                                         ===============  ===============  ===============  ===============


     See accompanying notes to condensed consolidated financial statements.

                                        THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
                                                 (A DEVELOPMENT STAGE COMPANY)
                           CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                                FOR THE PERIOD FROM MARCH 21, 2000 (INCEPTION) TO JUNE 30, 2005
                                ---------------------------------------------------------------
                                                          (UNAUDITED)


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

                                        THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
                                                 (A DEVELOPMENT STAGE COMPANY)
                           CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                                FOR THE PERIOD FROM MARCH 21, 2000 (INCEPTION) TO JUNE 30, 2005
                                ---------------------------------------------------------------
                                                          (UNAUDITED)


                                                                                                   Deficit
                                                                                                 Accumulated
                                                                                   Additional      During
                                       Preferred Stock        Common Stock          Paid-In      Development
                                      Shares     Amount    Shares       Amount      Capital         Stage         Total
                                    ----------  -------  ------------  ---------  ------------  -------------  ------------
Conversion of convertible
 redeemable debentures                       -        -      657,385        657       603,188              -       603,845

Interest from beneficial
 conversion features                         -        -            -          -       218,922              -       218,922

Issuance of other
 stock - litigation                          -        -      600,000        600       148,400              -       149,000

Issuance of restricted shares                -        -    5,555,555      5,556        (5,556)             -             -

Preferred stock issued               2,000,000    2,000            -          -       211,250              -       213,250

Net loss, 2001                               -        -            -          -             -     (4,902,903)   (4,902,903)
                                    ----------  -------  ------------  ---------  ------------  -------------  ------------

Balance, December 31, 2001           2,000,000    2,000   24,756,661     24,756     8,831,555     (9,412,615)     (554,304)

Issuance of stock to pay loans               -        -   30,253,157     30,253       346,023              -       376,276

Issuance of stock for compensation           -        -   20,010,289     20,010       479,275              -       499,285

Issuance of stock for services               -        -   73,214,520     73,215       678,094              -       751,309

Stock rescinded                              -        -   (5,587,962)    (5,588)        5,588              -             -

Net loss, 2002                               -        -            -          -             -     (1,924,803)   (1,924,803)
                                    ----------  -------  ------------  ---------  ------------  -------------  ------------

Balance, December 31, 2002           2,000,000    2,000  142,646,665    142,646    10,340,535    (11,337,418)     (852,237)

Issuance of stock for services               -        -    3,000,000      3,000         2,700              -         5,700

Net loss, 2003                               -        -            -          -             -       (300,770)     (300,770)
                                    ----------  -------  ------------  ---------  ------------  -------------  ------------

Balance, December 31, 2003           2,000,000    2,000  145,646,665    145,646    10,343,235    (11,638,188)   (1,147,307)

Issuance of stock for services               -        -   32,542,000     32,542       160,358              -       192,900

Stock rescinded                              -        -   (1,000,000)    (1,000)        1,000              -             -

Net Loss, 2004                               -        -            -          -             -       (273,651)     (273,651)
                                    ----------  -------  ------------  ---------  ------------  -------------  ------------

Balance, December 31, 2004           2,000,000    2,000  177,188,665    177,188    10,504,593    (11,911,839)   (1,228,058)

Net Loss, 2005                               -        -            -          -             -       (157,617)     (157,617)
                                    ----------  -------  ------------  ---------  ------------  -------------  ------------

BALANCE, JUNE 30, 2005               2,000,000  $ 2,000  177,188,665   $177,188   $10,504,593   $(12,069,456)  $(1,385,675)
----------------------              ==========  =======  ============  =========  ============  =============  ============

     See accompanying notes to condensed consolidated financial statements.

                         THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
                                   (A DEVELOPMENT STAGE COMPANY)
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004 AND FOR
                    THE PERIOD FROM MARCH 21, 2000 (INCEPTION) TO JUNE 30, 2005
                    -----------------------------------------------------------
                                            (UNAUDITED)


                                                                                    For the Period
                                                                                         from
                                                   For the Six      For the Six     March 21, 2000
                                                  Months Ended     Months Ended     (Inception) to
                                                  June 31, 2005    June 30, 2004    June 30, 2005
                                                 ---------------  ---------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES             $          (60)  $      (10,433)  $    (1,923,741)
                                                 ---------------  ---------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                   -                -          (125,506)
  Purchase of license rights                                  -                -           (70,000)
  Proceeds used in business acquisition                       -                -          (295,000)
                                                 ---------------  ---------------  ----------------
      Net Cash Used In Investing Activities                   -                -          (490,506)
                                                 ---------------  ---------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from loan payable                                  -                -           615,604
  Proceeds from common stock to be issued                                 12,000            12,000
  Proceeds from issuance of convertible debt                  -                -         1,787,810
                                                 ---------------  ---------------  ----------------
      Net Cash Provided By Financing Activities               -           12,000         2,415,414
                                                 ---------------  ---------------  ----------------

NET INCREASE (DECREASE) IN CASH                             (60)           1,567             1,167

CASH - BEGINNING OF PERIOD                                1,227               40                 -
                                                 ---------------  ---------------  ----------------

CASH - END OF PERIOD                             $        1,167   $        1,607   $         1,167
--------------------                             ===============  ===============  ================

SUPPLEMENTAL DISCLOSURE CASH FLOW INFORMATION:
----------------------------------------------

Cash paid for income taxes                       $            -   $            -   $         1,227
                                                 ===============  ===============  ================
Cash paid for interest                           $            -   $            -   $             -
                                                 ===============  ===============  ================

     See accompanying notes to condensed consolidated financial statements.

                THE CYBER GROUP NETWORK CORPORATION AND SUBSIDARY
                          (A DEVELOPMENT STAGE COMPANY)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         AS OF JUNE 30, 2005 (UNAUDITED)


NOTE  1     BUSINESS ACTIVITY
-------     -----------------

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

(A) BASIS OF PRESENTATION
-------------------------

The accompanying condensed consolidated financial statements include the accounts of The Cyber Group Network Corporation and its subsidiary (the "Company"). These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The accompanying condensed consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended December 31, 2004.

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

                THE CYBER GROUP NETWORK CORPORATION AND SUBSIDARY
                          (A DEVELOPMENT STAGE COMPANY)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         AS OF JUNE 30, 2005 (UNAUDITED)


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

NOTE  3     COMMITMENTS AND CONTINGENCIES
-------     -----------------------------

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

                THE CYBER GROUP NETWORK CORPORATION AND SUBSIDARY
                          (A DEVELOPMENT STAGE COMPANY)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         AS OF JUNE 30, 2005 (UNAUDITED)


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

NOTE  5     RELATED PARTY TRANSACTIONS
-------     --------------------------

                THE CYBER GROUP NETWORK CORPORATION AND SUBSIDARY
                          (A DEVELOPMENT STAGE COMPANY)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         AS OF JUNE 30, 2005 (UNAUDITED)


During the period ended June 30, 2004 and year ended December 31, 2003, the Company had certain advances from and had loans from its Chief Executive Officer and other related individuals. As of June 30, 2005 and December 31, 2004, the due to officers account on the balance sheet includes these advances and loans to officers and directors of the Company.

NOTE  6     GOING CONCERN
-------     -------------

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles that contemplate the Company's continuation as a going concern. For the six months ended June 30, 2005, CGPN incurred a net loss of $157,617 and had a working capital deficiency and a stockholders' deficiency of $1,385,675 as of June 30, 2005. In addition, the Company was still in the development stage as of June 30, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

RESULTS OF OPERATIONS

Since inception in March 2000, the Company has been in the development stage. The primary focus has been on the development and marketing of its hardware and software devices, E-Snitch and PPIRT, respectively. Because the Company began shipment of PPIRT in the late fourth quarter 2000 and shipped minimal product, minimal revenue has been generated to date. Because substantially all of its efforts have been concentrated in research and development activities, it has operated at a net loss since inception. The Company incurred a net loss of $84,661 and $78,324 for the quarters ended June 30, 2005 and 2004, respectively. The increase in the net loss is primarily due to the addition of a director during 2005.

The Company has received reports on its financial statements for the periods ending December 31, 2004 from its independent auditor that includes an explanatory paragraph describing the Company's uncertainty to continue as a going concern. These financial statements contemplate the ability to continue as a going concern and as such do not include any adjustments that might result from this uncertainty.

LIQUIDITY AND CAPITAL RESOURCES

As of the fiscal quarter ended June 30, 2005, the Company had current assets of $1,167 and total assets of $1,167. The Company was in a negative working capital position of, and has a stockholders' deficiency of $1,385,675 as of June 30, 2005.

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

Dated: August 23, 2005

By: /s/ R. Scott Cramer
Chief Executive Officer
and Chief Financial Officer