Form 10QSB
period 2005-09-30
CYBER GROUP NETWORK CORP
filed 2005-12-01
CIK 1076939

United States
Securities And Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant To Section 13 Or 15 (d) Of The Securities Exchange Act Of 1934

For the quarterly period ended: September 30, 2005

Or

☐	Transition Report Pursuant To Section 13 Or 15 (d) Of The Securities Exchange Act Of 1934

For the transition period from ______________ to _______________

Commission File Number: 000-28153

The Cyber Group Network Corporation
(Exact name of registrant as specified in its charter)

Nevada	33-0901534
(State or other jurisdiction of incorporation of origination)	(I.R.S. Employer Identification Number)

Post Office Box 948264, Maitland, FL.	32794
(Address of principal executive offices)	(Zip code)

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
Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer's classes of common stock, as of the latest practicable date: 500,000,000 issued and outstanding as of November 30, 2005.

Transitional Small Business Disclosure Form (Check one): Yes ☐ No ☒

The registrant is a shell company (Check one): Yes ☒ No ☐

TO QUARTERLY REPORT ON FORM 10-QSB
FOR PERIOD ENDED SEPTEMBER 30, 2005

		Page

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements
	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2005 (UNAUDITED) AND DECEMBER 31, 2004	1
	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 AND FOR THE PERIOD FROM MARCH 21, 2000 (INCEPTION) TO SEPTEMBER 30, 2005 (UNAUDITED)	2
	CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY FOR THE PERIOD FROM MARCH 21, 2000 (INCEPTION) TO SEPTEMBER 30, 2005 (UNAUDITED)	3
	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 AND FOR THE PERIOD FROM MARCH 21, 2000 (INCEPTION) TO SEPTEMBER 30, 2005 (UNAUDITED)	5
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2005 (UNAUDITED)	6
Item 2.	Management's Discussion and Analysis or Plan of Operation	9

Item 3.	Controls and Procedures	10

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	11
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11
Item 3.	Defaults Upon Senior Securities	11
Item 4.	Submission of Matters to a Vote of Security Holders	11
Item 5.	Other Information	11
Item 6.	Exhibits and Reports on Form 8-K	11

Signatures		12

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

THE CYBER GROUP NETWORK CORPORATION
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2005 (UNAUDITED)

THE CYBER GROUP NETWORK CORPORATION
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2005 (UNAUDITED) AND DECEMBER 31, 2004

PAGE	2	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 AND FOR THE PERIOD FROM MARCH 21, 2000 (INCEPTION) TO SEPTEMBER 30, 2005 (UNAUDITED)

PAGES	3 - 4	CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM MARCH 21, 2000 (INCEPTION) TO SEPTEMBER 30, 2005 (UNAUDITED)

PAGE	5	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 AND FOR THE PERIOD FROM MARCH 21, 2000 (INCEPTION) TO SEPTEMBER 30, 2005 (UNAUDITED)

PAGES	6 - 8	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2005 (UNAUDITED)

THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

ASSETS
	September 30, 2005 (Unaudited)	December 31, 2004

CURRENT ASSETS
Cash	$1,137	$1,227
TOTAL ASSETS	$1,137	$1,227

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$180,235	$180,235
Accrued expenses	163,022	128,529
Loans payable	231,317	231,317
Payable to related party	52,210	52,210
Due to officers	937,218	636,994
Total Current Liabilities	1,564,002	1,229,285

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 2,000,000 Series A shares issued and outstanding	2,000	2,000
Common stock, $0.001 par value, 500,000,000 shares authorized, 177,188,665 shares issued and outstanding	177,188	177,188
Additional paid-in capital	10,504,593	10,504,593
Deficit accumulated during development stage	(12,246,646)	(11,911,839)
TOTAL STOCKHOLDERS’ DEFICIENCY	(1,562,865)	(1,228,058)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$1,137	$1,277

See accompanying notes to condensed consolidated financial statements.

THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
AND FOR THE PERIOD FROM MARCH 21, 2000 (INCEPTION) TO SEPTEMBER 30, 2005
(UNAUDITED)

	For the Three Months Ended September 30, 2005	For the Three Months Ended September 30, 2004	For the Nine Months Ended September 30, 2005	For the Nine Months Ended September 30, 2004	Cumulative From March 21, 2000 (Inception) To September 30, 2005

REVENUE	$–	$–	$–	$–	$237,304
COST OF GOODS SOLD	–	–	–	–	45,718
GROSS PROFIT	–	–	–	–	191,586

OPERATING EXPENSES
Selling, general and administrative	152,359	246,593	300,314	385,404	10,746,094
Total Operating Expenses	152,359	246,593	300,314	385,404	10,746,094

LOSS FROM OPERATIONS	(152,359)	(246,593)	(300,314)	(385,404)	(10,554,508)

OTHER EXPENSE (INCOME)
Forgiveness of debt	–	–	–	–	(222,786)
Impairment of property, plant and equipment	–	–	–	–	44,113
Impairment of goodwill	–	–	–	–	295,000
Interest expense	24,831	4,831	34,493	14,493	1,575,811
Total Other Expense	24,831	4,831	34,493	14,493	1,692,138
NET LOSS	$(177,190)	$(251,424)	$(334,807)	$(399,897)	$(12,246,646)

Net loss per share - basic and diluted	$–	$–	$–	$–

Weighted average number of common shares outstanding - basic and diluted	177,188,665	174,788,730	177,188,665	155,431,592

See accompanying notes to condensed consolidated financial statements.

THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE PERIOD FROM MARCH 21, 2000 (INCEPTION) TO SEPTEMBER 30, 2005
(UNAUDITED)

						Deficit
						Accumulated
					Additional	During
	Preferred Stock		Common Stock		Paid-In	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Issuance of common stock and recapitalization due to acquisition on March 21, 2000	–	$–	740,400	$740	$(740)	$–	$–
Issuance of stock for services rendered	–	–	608,519	609	1,277,591	–	1,278,200
Issuance of stock for compensation	–	–	83,487	83	243,372	–	243,455
Issuance of stock for donations	–	–	18,333	18	29,932	–	29,950
Conversion of convertible redeemable debentures	–	–	794,058	794	999,206	–	1,000,000
Conversion of convertible redeemable debentures	–	–	260,519	261	271,239	–	271,500
Stock options issued for compensation	–	–	–	–	237,750	–	237,750
Stock options issued for services rendered	–	–	–	–	220,000	–	220,000
Interest from beneficial conversion features	–	–	–	–	932,291	–	932,291
Issuance of stock for interest expense	–	–	88,889	89	99,911	–	100,000
Net loss, 2000	–	–	–	–	–	(4,509,712)	(4,509,712)
Balance, December 31, 2000	–	–	2,594,205	2,594	4,310,552	(4,509,712)	(196,566)
Issuance of common stock for services rendered	–	–	13,350,675	13,350	2,752,503	–	2,765,853
Issuance of stock for compensation	–	–	1,998,841	1,999	592,296	–	594,295

See accompanying notes to condensed consolidated financial statements.

THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE PERIOD FROM MARCH 21, 2000 (INCEPTION) TO SEPTEMBER 30, 2005
(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In	Deficit Accumulated During Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Conversion of convertible redeemable debentures	–	–	657,385	657	603,188	–	603,845
Interest from beneficial conversion features	–	–	–	–	218,922	–	218,922
Issuance of other stock - litigation	–	–	600,000	600	148,400	–	149,000
Issuance of restricted shares	–	–	5,555,555	5,556	(5,556)	–	–
Series A preferred stock issued	2,000,000	2,000	–	–	211,250	–	213,250
Net loss, 2001	–	–	–	–	–	(4,902,903)	(4,902,903)
Balance, December 31, 2001	2,000,000	2,000	24,756,661	24,756	8,831,555	(9,412,615)	(554,304)

Issuance of stock to pay loans	–	–	30,253,157	30,253	346,023	–	376,276
Issuance of stock for compensation	–	–	20,010,289	20,010	479,275	–	499,285
Issuance of stock for services	–	–	73,214,520	73,215	678,094	–	751,309
Stock rescinded	–	–	(5,587,962)	(5,588)	5,588	–	–
Net loss, 2002	–	–	–	–	–	(1,924,803)	(1,924,803)
Balance, December 31, 2002	2,000,000	2,000	142,646,665	142,646	10,340,535	(11,337,418)	(852,237)

Issuance of stock for services	–	–	3,000,000	3,000	2,700	–	5,700
Net loss, 2003	–	–	–	–	–	(300,770)	(300,770)
Balance, December 31, 2003	2,000,000	2,000	145,646,665	145,646	10,343,235	(11,638,188)	(1,147,307)

Issuance of stock for services	–	–	32,542,000	32,542	160,358	–	192,900
Stock rescinded	–	–	(1,000,000)	(1,000)	1,000	–	–
Net Loss, 2004	–	–	–	–	–	(273,651)	(273,651)
Balance, December 31, 2004	2,000,000	2,000	177,188,665	177,188	10,504,593	(11,911,839)	(1,228,058)
Net Loss, 2005	–	–	–	–	–	(334,807)	(334,807)
Balance, September 30, 2005	2,000,000	$2,000	177,188,665	$177,188	$10,504,593	$(12,246,646)	$(1,562,865)

See accompanying notes to condensed consolidated financial statements.

THE CYBER GROUP NETWORK CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 AND FOR
THE PERIOD FROM MARCH 21, 2000 (INCEPTION) TO SEPTEMBER 30, 2005
(UNAUDITED)

	For the Nine Months Ended September 31, 2005	For the Nine Months Ended September 30, 2004	For the Period from March 21, 2000 (Inception) to September 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES	$(90)	$(1,567)	$(1,923,771)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	–	–	(125,506)
Purchase of license rights	–	–	(70,000)
Proceeds used in business acquisition	–	–	(295,000)
Net Cash Used In Investing Activities	–	–	(490,506)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable	–	–	627,604
Proceeds from issuance of convertible debt	–	–	1,787,810
Net Cash Provided By Financing Activities	–	–	2,415,414

NET INCREASE (DECREASE) IN CASH	(90)	1,567	1,137

CASH - BEGINNING OF PERIOD	1,227	40	–
CASH - END OF PERIOD	$1,137	$1,607	$1,137

SUPPLEMENTAL DISCLOSURE CASH FLOW INFORMATION:
Cash paid for income taxes	$–	$–	$1,227
Cash paid for interest	$–	$–	$–

See accompanying notes to condensed consolidated financial statements.

THE CYBER GROUP NETWORK CORPORATION AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2005 (UNAUDITED)

NOTE 1	BUSINESS ACTIVITY

On March 21, 2000, The Cyber Group Network Corporation and Subsidiary (the "Company", "CGPN", "Cyber Group") was incorporated in the State of California and subsequently purchased Hollywood Entertainment Network, Inc. The Company is a technology driven, internet based, computer security company with one main area of focus: Computer Security. The primary purpose is to continue to transition the Company into a self-sufficient, revenue-generating company, capable of increasing shareholder value. The Company is also very focused on exceeding customer expectations and industry demand. The Company’s mission is to allow people and businesses around the globe to protect their computers with innovative computer security solutions. The Company is seeking to acquire revenue generating businesses or projects with long term potential that will enable the Company to generate revenues to fund the current business plan.

(A)	Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of The Cyber Group Network Corporation and its subsidiary (the "Company"). These statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The accompanying condensed consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company's Form 10-KSB for the year ended December 31, 2004.

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
AS OF SEPTEMBER 30, 2005 (UNAUDITED)

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

During the year ended December 31, 2001, the Company issued 5,555,555 shares of common stock to the former CEO for inventions per his employment agreement. During the year ended December 31, 2002, the Company rescinded 5,587,962 shares of common stock from the former CEO due to complications incurred with the former CEO. No expense was recorded in relation to this transaction.

During the year ended December 31, 2001, the Company issued 600,000 shares of common stock with a fair value of $149,000 in relation to the litigation discussed in Note 6(D) of the December 31, 2002 financial statements.

During the year ended December 31, 2002, the Company issued 30,253,157 shares of common stock with a fair value of $376,276 in relation to loan repayment.

During the year ended December 31, 2001, the Company issued 2,000,000 shares of series A preferred stock with a fair value of $213,250 in connection with a litigation settlement.

THE CYBER GROUP NETWORK CORPORATION AND SUBSIDARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2005 (UNAUDITED)

NOTE 5	RELATED PARTY TRANSACTIONS

During the period ended September 30, 2005 and year ended December 31, 2004, the Company had certain advances and loans from its Chief Executive Officer and other related individuals. As of September 30, 2005 and December 31, 2004, the due to officers account on the balance sheet includes these advances and loans from officers and directors of the Company.

As of September 30, 2005 and December 31, 2004, the Company had a loan payable to a related party totaling $52,210.

NOTE 6	GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles that contemplate the Company's continuation as a going concern. For the nine months ended September 30, 2005, CGPN incurred a net loss of $334,807 and had a working capital deficiency and a stockholders' deficiency of $1,562,865 as of September 30, 2005. In addition, the Company was still in the development stage as of September 30, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company has been actively pursuing new acquisitions and the Company is currently negotiating with several potential businesses that would significantly change the operations of the Company. The Company’s ability to continue as a going concern is dependent upon raising capital through debt or equity financing and ultimately by generating revenue and achieving profitable operations. There is no assurance that the Company will be successful in its efforts to raise additional proceeds or achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 7	SUBSEQUENT EVENT

On September 20, 2005, The Cyber Group Network Corporation (the “Registrant” or “CGPN”) executed a Share Exchange Agreement (“Exchange Agreement”) by and among R. Scott Cramer, Steve Lowe, David Wassung (all hereinafter collectively referred to as the “CGPN Shareholders”) and the Registrant on the one hand, and Skystar Bio-Pharmaceutical (Cayman) Holdings Co., Ltd., a Cayman Island Company (“Skystar”), and the shareholders of 100% of Skystar’s common stock (the “Skystar Shareholders”), on the other hand. On November 6, 2005, the parties to the Exchange Agreement entered into a Third Amendment to the Exchange Agreement whereby Skystar will hold CGPN Shareholders harmless for any payment of up to US$50,000 made by CGPN in connection with the settlement of any claims (“Claims”) and up to US$10,000 in attorney’s fees incurred in defense of any such Claims. Any amount paid by CGPN in excess of US$50,000 plus US$10,000 in attorney’s fees incurred in connection with the Claims shall be the responsibility of the CGPN Shareholders and shall be paid in cash within 30 days after written notification is delivered to CGPN Shareholders. The closing of this transaction (the “Closing”) occurred on November 7, 2005 (the “Closing Date”). Under the Exchange Agreement, on the Closing Date, the Registrant issued 48,000,000 shares of the Registrant’s Series B Preferred Stock (the “CGPN Shares”) to the Skystar Shareholders in exchange for 100% of the common stock of Skystar. The CGPN Shares issued are voting and shall be convertible, in the aggregate, into a number of shares of the Registrant’s common stock that would equal 89.5% of the outstanding shares of the Registrant’s common stock, if the shares were to be converted on the Closing Date. No shares were converted. In addition, on the Closing Date, Skystar paid the Registrant an amount equal to $120,000, which shall be used to pay liabilities of the Registrant.

Item 2. Management's Discussion And Analysis Or Plan Of Operation

FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report contain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those indicated by such forward-looking statements. These forward-looking statements relate to, among other things, capital expenditures, liquidity, capital resources and competition and may be indicated by words or phrases such as “anticipate”, “estimate”, “plans”, “projects”, “continuing”, “ongoing”, “expects”, “management believes”, “the Company believes”, “the Company intends” and similar words or phrases. The following factors and others discussed in the Company’s periodic reports and filings with the Securities and Exchange Commission are among the principal factors that could cause actual results to differ materially from the forward-looking statements: availability and terms of financing; risk insurance markets; competition; general economic conditions; interest rates; and inflation. However, this list is not a complete statement of all potential risks or uncertainties.

These forward-looking statements are made as of the date hereof based on management’s current expectations, and the Company does not undertake an obligation to update such statements, whether as a result of new information, future events or otherwise. Additional information regarding these and other risk factors may be found in the Company’s other filings made from time to time with the Securities and Exchange Commission.

OVERVIEW

On September 20, 2005, The Cyber Group Network Corporation (the “Registrant” or “CGPN”) executed a Share Exchange Agreement (“Exchange Agreement”) by and among R. Scott Cramer, Steve Lowe, David Wassung (all hereinafter collectively referred to as the “CGPN Shareholders”) and the Registrant on the one hand, and Skystar Bio-Pharmaceutical (Cayman) Holdings Co., Ltd., a Cayman Island Company (“Skystar”), and the shareholders of 100% of Skystar’s common stock (the “Skystar Shareholders”), on the other hand. Under the Exchange Agreement, on the Closing Date, the Registrant will issue shares of the Registrant’s Series B Preferred Stock (the “CGPN Shares”) to the Skystar Shareholders in exchange for 100% of the common stock of Skystar. The CGPN Shares issued shall be convertible, in the aggregate, into a number of shares of the Registrant’s common stock that would equal 89.5% of the outstanding shares of the Registrant’s common stock, if the shares were to be converted on the Closing Date. In addition, on the Closing Date, Skystar will pay the Registrant an amount equal to $120,000, which shall be used to pay liabilities of the Registrant.

The parties’ completion of the transactions contemplated under the Exchange Agreement (the “Closing”) were subject to the satisfaction of certain contingencies including, without limitation, Skystar's delivery of contracts or a series of related contracts with Xian Tianxing Bio-Pharmaceutical Co., Ltd., a Chinese Company, to the Registrant, and also the Registrant’s delivery to Skystar of a release without prejudice from any claims against CGPN, whether actual or contingent, that is satisfactory to Skystar legal counsel, at his sole discretion. The directors of the Registrant and the CGPN Shareholders have approved the Exchange Agreement and the transactions contemplated thereunder. Skystar’s directors and the Skystar Shareholders have approved the Exchange Agreement and the transactions contemplated thereunder (the “Exchange Transaction”). On November 6, 2005 the parties to the Share Exchange Agreement entered into a Third Amendment to the Exchange Agreement whereby Skystar will hold CGPN Shareholders harmless for any payment of up to US$50,000 made by CGPN in connection with the settlement of any claims (“Claims”) and up to US$10,000 in attorney’s fees incurred in defense of any such Claims. Any amount paid by CGPN in excess of US$50,000 plus US$10,000 in attorney’s fees incurred in connection with the Claims shall be the responsibility of the CGPN Shareholders and shall be paid in cash within 30 days after written notification is delivered to CGPN Shareholders.

The closing of this transaction (the “Closing”) occurred on November 7, 2005 (the “Closing Date”).

Prior to the transaction, the Registrant was a development stage computer security company that developed and marketed its computer security hardware and software devices. The Registrant was in the process of developing two products, computer security software and a computer hardware device for tracking missing or stolen computers. However, in the past two years, both the development of the hardware product and the sales of the software product generated minimal revenue for the Registrant. From and after the Closing Date, the Registrant’s primary operations will now consist of the operations of Skystar.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related footnotes for the year ended December 31, 2004 included in FORM 10KSB filed with the SEC on May 19, 2005. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

RESULTS OF OPERATIONS

Since inception in March 2000, the Company has been in the development stage. The primary focus has been on the development and marketing of its hardware and software devices, E-Snitch and PPIRT, respectively. Because the Company began shipment of PPIRT in the late fourth quarter 2000 and shipped minimal product, minimal revenue has been generated to date. Because substantially all of its efforts have been concentrated in research and development activities, it has operated at a net loss since inception. The Company incurred a net loss of $334,807 and $339,897 for the nine months ended September 30, 2005 and 2004, respectively. The decrease in the net loss is primarily due to issuance of stock for services during the year ended December 31, 2004. No shares were issues for services during the nine months ended September 30, 2005.

The Company has received reports on its financial statements for the period ending December 31, 2004 from its independent auditor that includes an explanatory paragraph describing the Company's uncertainty to continue as a going concern. These financial statements contemplate the ability to continue as a going concern and as such do not include any adjustments that might result from this uncertainty.

LIQUIDITY AND CAPITAL RESOURCES

As of the fiscal quarter ended September 30, 2005, the Company had current assets of $1,137 and total assets of $1,137. The Company was in a negative working capital position and has a stockholders deficiency of $1,562,865 as of September 30, 2005.

CASH REQUIREMENTS AND ADDITIONAL FUNDING

The Company needs to immediately raise additional capital to run the daily operating activities of the business. The current cash on hand is insufficient to meet its anticipated needs for working capital, capital expenditures and business development for the next twelve months. Because the Company has not sustained a consistent revenue stream, it will need to raise additional capital to meet its operating needs. The Company has been actively pursuing new acquisitions and the Company is currently negotiating with several potential businesses that would significantly change the operations of the Company The Company will continue to research various methods of acquiring capital, like private placement, debt refinancing and SB2 filings. The Company recognizes that filing an SB2 can potentially lead to stock dilution, however, it may be the most effective means to generate cash flow. Irrespective of the funding method, this funding will cover such costs as marketing and distribution, maintaining and upgrading technology, recurring overhead expenses for the day-to-day operation of the business and other unexpected expenses due to economic changes. The Company cannot guarantee that the financing will be available in certain amounts or on acceptable terms.

Item 3. Controls And Procedures

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Securities Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits And Reports On Form 8-K

Exhibit Number and Brief Description.

Exhibit Number	Description

2.1	Share Purchase Agreement by and between The Cyber Group Network, Inc. and Howard L. Allen and Donald G. Jackson (shareholders of Hollywood Entertainment Network, Inc.) dated May 12, 2000 (1)
2.2	Plan of Merger Agreement between The Cyber Group Network Corp. and CGN Acquisitions Corporation dated December 7, 2000 (2)
2.3
Share Exchange Agreement between The Cyber Group Network Corporation, R. Scott Cramer, Steve Lowe, David Wassung and Skystar Bio-Pharmaceutical, and the Skystar Shareholders dated September 20, 2005 (3)

3.1	Charter of The Cyber Group Network Corporation as filed with the State of Nevada (4)
3.2	Company Bylaws (5)
31.1	Section 302 Certification by the Corporation’s Chief Executive Officer (Filed herewith.)
31.2	Section 302 Certification by the Corporation’s Chief Financial Officer (Filed herewith.)
32.1	Section 906 Certification by the Corporation’s Chief Executive Officer (Filed herewith.)
32.2	Section 906 Certification by the Corporation’s Chief Financial Officer (Filed herewith.)

(1)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A filed on June 1, 2000.
(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A filed on January 12, 2001.
(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 26, 2005.
(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 14, 2005.
(5)	Incorporated by reference from the Registrant’s Registration Statement on Form 10-SB filed on November 16, 1999.

The following Form 8-K was issued during the reporting period:

1.	Form 8-K
September 26, 2005, Entry into Share Exchange Agreement (“Exchange Agreement”) by and among R. Scott Cramer, Steve Lowe, David Wassung (all hereinafter collectively referred to as the “CGPN Shareholders”) and the Registrant on the one hand, and Skystar Bio-Pharmaceutical (Cayman) Holdings Co., Ltd., a Cayman Island Company (“Skystar”), and the shareholders of 100% of Skystar’s common stock (the “Skystar Shareholders”)

[SIGNATURES PAGE FOLLOWS]

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CYBER GROUP NETWORK CORPORATION

Dated: December 1, 2005	By:	/s/ Weibing Lu

Weibing Lu Chief Executive Officer