Form 10KSB
period 2005-12-31
SKYSTAR BIO-PHARMACEUTICAL CO
filed 2006-04-17
CIK 1076939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

Commission File No. 000-28153

SKYSTAR BIO-PHARMACEUTICAL COMPANY
(Exact name of small business issuer as specified in it charter)

Nevada	33-0901534
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Rm. 10601, Jiezuo Plaza, No.4, Fenghui Road South,
Gaoxin District, Xian Province, P.R. China
(Address of principal executive offices)

(8629) 8819-3188
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, $0.001 par value
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The issuer’s revenues for the fiscal year ended December 31, 2005: $ 5,939,416

As of March 31, 2006, the aggregate market value of the Common Stock held by non-affiliates, approximately 2,289,428 shares of Common Stock, was approximately $6,010,000 based on an average of the bid and ask prices of approximately $2.625 per share of Common Stock on such date.

The number of shares outstanding of the issuer’s Common Stock, $0.001 par value, as of April 12, 2006 was 12,606,199 shares.

Documents Incorporated By Reference:  None.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

TO ANNUAL REPORT ON FORM 10-KSB
FOR YEAR ENDED DECEMBER 31, 2005

Signatures	48

(REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

CAUTION REGARDING FORWARD-LOOKING INFORMATION

All statements contained in this Annual Report on Form 10-KSB (“Form 10-KSB”) for Skystar Bio-Pharmaceutical Company, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words “believe,” “anticipate,” “expect” and words of similar import. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties that may cause actual results to differ materially.

Such risks include, among others, the following: international, national and local general economic and market conditions: our ability to sustain, manage or forecast our growth; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Consequently, all of the forward-looking statements made in this Form 10-KSB are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations. As used in this Form 10-KSB, unless the context requires otherwise, “we” or “us” or the “Company” means Skystar Bio-Pharmaceutical Company and its subsidiaries.

PART I

Item 1.	Description of Business.

We were originally incorporated in Nevada under the name “Hollywood Entertainment Network, Inc. on September 24, 1998 with a principal business objective to operate as an independent film company in the business of motion picture production and distribution. On May 23, 2000, we underwent a reverse merger and abandoned this enterprise to become a developer of computer security software and hardware and changed our name to The Cyber Group Network Corporation to reflect this change in business.

On September 20, 2005, the Company executed a Share Exchange Agreement (“Exchange Agreement”) by and among R. Scott Cramer, Steve Lowe, David Wassung (all hereinafter collectively referred to as the “CGPN Shareholders”) and the Registrant on the one hand, and Skystar Bio-Pharmaceutical (Cayman) Holdings Co., Ltd., a Cayman Island Company (“Skystar Cayman”), and the shareholders of 100% of Skystar Cayman’s common stock (the “Skystar Cayman Shareholders”), on the other hand. (This transaction is referred to hereinafter as the “Share Exchange Transaction”) Under the Exchange Agreement, on the Closing Date, the Company issued shares of the Registrant’s Series B Preferred Stock (the “CGPN Shares”) to the Skystar Cayman Shareholders in exchange for 100% of the common stock of Skystar. The CGPN Shares issued are convertible, in the aggregate, into a number of shares of the Company’s common stock that would equal 89.5% of the outstanding shares of the Company’s common stock, if the shares were to be converted on the Closing Date. In addition, on the Closing Date, Skystar Cayman was to pay the Company an amount equal to $120,000, which was used to pay liabilities of the Company.

The closing of the Share Exchange Transaction (the “Closing”) occurred on November 7, 2005 (the “Closing Date”). From and after the Closing Date, the Company’s primary operations consist of the operations of Skystar Cayman. The Share Exchange Transaction was accounted for as a reverse merger (recapitalization) with Skystar Cayman deemed to be the accounting acquirer, and us as the legal acquirer. Accordingly, the historical financial information presented in future financial statements will be that of Skystar Cayman as adjusted to give effect to any difference in the par value of ours and Skystar Cayman’s stock with an offset to capital in excess of par value. The basis of the assets, liabilities and retained earnings of Skystar Cayman, the accounting acquirer, have been carried over in the recapitalization. Upon the closing of the Exchange Transaction, we became a Chinese bio-pharmaceutical company that develops, manufactures and markets a wide range of bio-pharmaceutical and veterinary products.

Skystar Cayman was incorporated under the laws of the Cayman Islands on January 24, 2005. Since incorporation, Skystar has not conducted any substantive operations of its own and conducts its primary business operations through its variable interest entity (“VIE”), Xian Tianxing Bio-Pharmaceutical Co., Ltd. (“Xian Tianxing”). The People’s Republic of China (“PRC”) law currently has limits on foreign ownership of certain companies. To comply with these foreign ownership restrictions, we operate our bio-pharmaceutical business in China through Xian Tianxing. Xian Tianxing holds the licenses and approvals necessary to operate our bio-pharmaceutical business in China. We have contractual arrangements with Xian Tianxing and its shareholders pursuant to which we provide technology consulting and other general business operation services to Xian Tianxing. Through these contractual arrangements, we also have the ability to substantially influence Xian Tianxing’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval. As a result of these contractual arrangements, which enable us to control Xian Tianxing, we are considered the primary beneficiary of Xian Tianxing. Accordingly, we consolidate Xian Tianxing’s results, assets and liabilities in our financial statements. For a description of these contractual arrangements, see “Contractual Arrangements with Xian Tianxing and its Shareholders.”

Xian Tianxing was incorporated on July 3, 1997 in the “PRC” as a limited liability company without shares. On December 31, 2003, the Company restructured from a limited liability company without shares to a joint stock company limited by shares.

The paid-in capital of Xian Tianxing was funded by the majority shareholders of Skystar. PRC law currently has limits on foreign ownership of certain companies. To comply with these foreign ownership restrictions, on October 28, 2005, Skystar entered into certain exclusive agreements with Xian Tianxing and its shareholders. Xian Tianxing holds the licenses and approvals necessary to operate the bio-pharmaceutical business in China. Pursuant to these agreements, Skystar provides exclusive technology consulting and other general business operation services to Xian Tianxing in return for a consulting services fee which is equal to Xian Tianxing’s revenue. In addition, Xian Tianxing’s shareholders have pledged their equity interests in Xian Tianxing to Skystar, irrevocably granted Skystar an exclusive option to purchase, to the extent permitted under PRC law, all or part of the equity interests in Xian Tianxing and agreed to entrust all the rights to exercise their voting power to the person(s) appointed by Skystar. Through these contractual arrangements, Skystar has the ability to substantially influence Xian Tianxing’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval.

As a result of these contractual arrangements, which obligates Skystar to absorb a majority of the risk of loss from Xian Tianxing’s activities and enable Skystar to receive a majority of its expected residual returns, the Company believes Xian Tianxing is a VIE under FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”, because the equity investors in Xian Tianxing do not have the characteristics of a controlling financial interest and the Company should be considered the primary beneficiary of Xian Tianxing. Accordingly, the Company consolidates Xian Tianxing’s results, assets and liabilities in the accompanying financial statements.

On December 19, 2005, the Board and the majority holders of the Company’s capital stock jointly approved amendments to our Articles of Incorporation by written consent, including: (1) a change of our corporate name (“Name Change”) to our current name, Skystar Bio-Pharmaceutical Company, (2) a 1-for-397 reverse stock split (the “Reverse Split”); and a (3) decrease in the authorized common stock of the Company from 500,000,000 to 50,000,000 shares (the “Authorized Share Amendment”). The Certificate of Amendment and Certificate of Change to our Articles of Incorporation to effect the Name Change, Reverse Split and the Authorized Share Amendment was filed with Nevada’s Secretary of State on February 15, 2006.

CONTRACTUAL ARRANGEMENTS WITH XIAN TIANXING AND ITS SHAREHOLDERS

Our relationships with Xian Tianxing and its shareholders are governed by a series of contractual arrangements. Under PRC laws, each of Skystar Cayman and Xian Tianxing is an independent legal entity and neither of them is exposed to liabilities incurred by the other party. Other than pursuant to the contractual arrangements between Skystar Cayman and Xian Tianxing, Xian Tianxing does not transfer any other funds generated from its operations to Skystar Cayman. On October 28, 2005, we entered into the following contractual arrangements:

Consulting Services Agreement. Pursuant to the exclusive consulting services agreement between Skystar Cayman and Xian Tianxing, Skystar Cayman has the exclusive right to provide to Xian Tianxing general bio-pharmaceutical business operations services as well as consulting services related to the technological research, development, design and manufacturing of bio-pharmaceutical products (the “Services”). Skystar Cayman also seconds employees to Xian Tianxing for whom Xian Tianxing bears the costs and expenses. Under this agreement, Skystar Cayman owns the intellectual property rights developed or discovered through research and development providing the Services for Xian Tianxing. Xian Tianxing pays a quarterly consulting service fees in Renminbi (“RMB”) to Skystar Cayman that is equal to all of Xian Tianxing’s revenue for such quarter.

Operating Agreement. Pursuant to the operating agreement among Skystar Cayman, Xian Tianxing and the shareholders of Xian Tianxing who collectively hold the majority of the outstanding shares of Xian Tianxing (collectively “Xian’s Majority Shareholders”), Skystar Cayman provides guidance and instructions on Xian Tianxing’s daily operations, financial management and employment issues. The shareholders of Xian Tianxing must designate the candidates recommended by Skystar Cayman as their representatives on Xian Tianxing’s board of directors. Skystar Cayman has the right to appoint senior executives of Xian Tianxing. In addition, Skystar Cayman agrees to guarantee Xian Tianxing’s performance under any agreements or arrangements relating to Xian Tianxing’s business arrangements with any third party. Xian Tianxing, in return, agrees to pledge its accounts receivable and all of its assets to Skystar Cayman. Moreover, Xian Tianxing agrees that without the prior consent of Skystar Cayman, Xian Tianxing will not engage in any transactions that could materially affect the assets, liabilities, rights or operations of Xian Tianxing, including, without limitation, incurrence or assumption of any indebtedness, sale or purchase of any assets or rights, incurrence of any encumbrance on any of its assets or intellectual property rights in favor of a third party or transfer of any agreements relating to its business operation to any third party. The term of this agreement is ten (10) years from October 28, 2005 and may be extended only upon Skystar Cayman’s written confirmation prior to the expiration of the this agreement, with the extended term to be mutually agreed upon by the parties.

Equity Pledge Agreement. Under the equity pledge agreement between the shareholders of Xian Tianxing and Skystar Cayman, the shareholders of Xian Tianxing pledged all of their equity interests in Xian Tianxing to Skystar Cayman to guarantee Xian Tianxing’s performance of its obligations under the technology consulting agreement. If Xian Tianxing or Xian’s Majority Shareholders breaches its respective contractual obligations, Skystar Cayman, as pledgee, will be entitled to certain rights, including the right to sell the pledged equity interests. The Xian Majority Shareholders also agreed that upon occurrence of any event of default, Skystar Cayman shall be granted an exclusive, irrevocable power of attorney to take actions in the place and stead of the Xian Shareholders to carry out the security provisions of the equity pledge agreement and take any action and execute any instrument that Skystar Cayman may deem necessary or advisable to accomplish the purposes of the equity pledge agreement. The shareholders of Xian Tianxing agreed not to dispose of the pledged equity interests or take any actions that would prejudice Skystar Cayman’s interest. The equity pledge agreement will expire two (2) years after Xian Tianxing obligations under the exclusive consulting services agreement have been fulfilled.

Option Agreement.  Under the option agreement between the shareholders of Xian Tianxing and Skystar Cayman, the shareholders of Xian Tianxing irrevocably granted Skystar Cayman or its designated person an exclusive option to purchase, to the extent permitted under PRC law, all or part of the equity interests in Xian Tianxing for the cost of the initial contributions to the registered capital or the minimum amount of consideration permitted by applicable PRC law. Skystar Cayman or its designated person has sole discretion to decide when to exercise the option, whether in part or in full. The term of this agreement is ten (10) years from October 28, 2005 and may be extended prior to its expiration by written agreement of the parties.

Proxy Agreement. Pursuant to the proxy agreement among Skystar Cayman, Xian’s Majority Shareholders, and Xian Tianxing, Xian’s Majority Shareholders agreed to entrust all the rights to exercise their voting power to the person(s) appointed by Skystar Cayman. The parties entered into a proxy agreement where Xian’s Majority Shareholders have agreed to irrevocably grant a person to be designated by Skystar Cayman with the right to exercise Xian’s Majority Shareholders’ voting rights and their other rights including the attendance at and the voting of Xian’s Majority Shareholders’ shares at the shareholder’s meetings (or by written consent in lieu of meetings) in accordance with applicable laws and its Article of Association, including but not limited to the rights to sell or transfer all or any of his equity interests of the Company, and appoint and vote for the directors and Chairman as the authorized representative of the shareholders of Company. The term of this Proxy Agreement is ten (10) years from the October 28, 2005 and may be extended prior to its expiration by written agreement of the parties.

XIAN TIANXING BIO-PHARMACEUTICAL CO., LTD.

As discussed above, our operations are conducted through Xian Tianxing Bio-Pharmaceutical Co., Ltd. (hereafter “Xian Tianxing”) (formerly Xian Tianxing Science and Technology Development Co., Ltd.) is a joint stock company incorporated in Xi'an, China in July 1997. After eight (8) years of development, we have become a high-tech enterprise with registered capital of RMB 42,000,000, and are engaged in research, development, production, marketing and sales of bio-pharmaceutical and veterinary products. Our business divisions include a bio-pharmaceutical products division, a veterinary drugs division, a fodder or feed additive division, and a microorganism preparation division.

PRINCIPAL PRODUCTS OR SERVICES AND THEIR MARKETS

Currently, we have four major lines of products:

1.	Our Bio-pharmaceutical veterinary vaccine line currently includes over 10 different products;
2.	Our Veterinary Medicine line for poultry and livestock currently includes over 40 products;
3.	Our Feed Additives line currently includes over 10 products; and
4.	Our Micro-organism products line currently includes over 10 products.

Among the Company’s prominent products is DLV chicken vaccine for prevention of avian coccidiosis disease. DLV chicken vaccine has won a number of accreditation and awards from PRC national authorities. It is safe, effective and easy to administer, and has proved to save costs by 60% as compared to using chemical medicines. With ongoing research and development, management expects that the Company will continue to introduce new products to the market.

DISTRIBUTION METHODS OF THE PRODUCTS OR SERVICES AND OUR CUSTOMERS

The Company has a distribution network covering 27 provinces in the PRC. Currently, we have approximately two hundred and eighty (280) distribution agents throughout the PRC. The Company will continue to establish more representative offices and engage additional distribution agents in order to strengthen its distribution network.

We have also started to distribute our products in markets outside of the PRC. In particular, some of the Company’s bio-pharmaceutical products are now being exported to Vietnam and Taiwan.

The Company recognizes the importance of branding as well as packaging. All of our Company’s products bear a uniform brand but we also brand and package our products with specialized designs to differentiate the different categories of the Company’s products.

We conduct promotional marketing activities to publicize and enhance the Company’s image as well as to reinforce the recognition of the Company’s brand name include:

1.	publishing advertisements and articles in national as well as specialized and provincial newspapers, magazines, and in other media, including the Internet;
2.	participation in national meetings, seminars, symposiums, exhibitions for bio-pharmaceutical and other related industries;
3.	organizing cooperative promotional activities with distributors; and
4.	sending direct mail to major farms.

Our Company currently has over four hundred (400) customers, including over seventy (70) major direct customers in twenty seven (27) provinces in the PRC.

COMPETITION

We have three major competitors in the PRC: Jielin Bio-Tech Production Co., Ltd., Qilu Animal Health Production Co., Ltd., and Zhongmu Industrial Joint Stock Co., Ltd. These companies have more assets and have a larger market share. The Company is able to compete with these competitors because of its location in Northwest China, its unique products and its lower prices. Other than these three competitors, most of other competitors produce only one or two products. The Company produces a complete series of forage additive products and veterinary medicine products.

SOURCES AND AVAILABILITY OF RAW MATERIALS AND THE PRINCIPAL SUPPLIERS

Shanghai Yino Technology Development, Zhejiang Shenghua Baike BioTech Co., Ltd., Shan’xi Yongfeng Shuye Technology Co., Ltd., Shan’xi Guosi Packaging Co., Ltd., and Huxian Tianyuan Co., Ltd., supplied over fifty percent (50%) of the raw materials we used to manufacture our products. The Company designs, creates prototypes and manufactures its products at its manufacturing facilities located at Xi’an city, Shang’xi province, PRC. Our principal raw materials include Chinese herbs, such as Huoxiang, Huanglian, and Zhang Red Flowers. The prices for these raw materials are subject to market forces largely beyond our control, including energy costs, organic chemical feedstocks, market demand, and freight costs. The prices for these raw materials have varied significantly in the past and may vary significantly in the future.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS

We rely on a combination of trademark, copyright and trade secret protection laws in China and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our intellectual property and our brand. We have one issued patented special technology in China, valid for 10 years and we intend to apply for more patents to protect our core technologies. We also enter into confidentiality, non-compete and invention assignment agreements with our employees and consultants and nondisclosure agreements with third parties. “Jiateng Jun” and “Star Pigeon” are our registered trademarks in the PRC.

Bio-pharmaceutical companies are at times involved in litigation based on allegations of infringement or other violations of intellectual property rights. Furthermore, the application of laws governing intellectual property rights in the PRC and abroad is uncertain and evolving and could involve substantial risks to us.

GOVERNMENT APPROVAL AND REGULATION OF THE COMPANY’S PRINCIPAL PRODUCTS OR SERVICES

Government approval is required for the production of bio-pharmaceutical products. The Chinese Ministry of Agriculture has granted the Company three government permits to produce the following products: Forage Additive Products, Additive and Mixed Forage Products and Veterinary Medicine Products. For the production of the veterinary medicine, there is a national standard known as the Good Manufacturing Practice (“GMP”) standard. A company must establish its facility according to GMP standards, including both the facility and the production process. After establishing such facility, the Company files an application to operate the facility with the Ministry of Agriculture of the PRC government, which then sends a team of specialists to conduct an on-site inspection of the facility. A company cannot start production at the facility until it receives approval from the Ministry of Agriculture to begin operations. The Company currently has obtained the requisite approval and licenses from the Ministry of Agriculture in order to operate our production facilities.

RESEARCH AND DEVELOPMENT

We place great emphasis on product research and development. In cooperation with Shanghai Poultry Verminosis and Institution and Shanxi Microbial Institute, the Company has established two research and development centers. Major projects currently being undertaken at these centers focus on the following:

1.
Development of Avian Influenza (H5N1) Vaccine for Humans and Animals. We are in the process of developing an Avian Influenza inactivated vaccine for poultry, birds and humans, and also special feed additives that we believe will prevent chickens and other domestic birds from being infected by the Avian Influenza A (H5N1) Virus. We are also currently developing a new technology based on a multi-surface cell propagating system that we expect will make the production process for the vaccine more controllable and that will allow us to more easily keep up with the virus mutations. Further, we believe that this new technology will allow us to more efficiently process this vaccine and, as a result, allow the vaccine to be massed produced to keep up with high demand. The Company expects to complete their Avian Influenza inactivated vaccine as early as 2007.

2.
Development of new bio-pharmaceutical products for animal immunization by employing new technologies in microorganism and bacterium. We will be placing greater resources into the research and development of toxoid, mixed vaccines of toxoid and thalli, genetic vaccines and complex titanium vaccines, which we believe will gradually replace traditional chemical drugs and which will greatly impact the animal vaccination industry.

3.
Development of protein technology and enzyme mechanism. Introducing the technology in polypeptides, the Company is cooperating with relevant research institutes to develop new products to cure piglet diarrhea. The products will stimulate the release of growth hormones in piglets, improve their ability to produce antibody and excrete stomach acidity, enhance the activity of albumen enzyme and adjust the activity of T.B. cells, thereby improving their all-around disease-resistance ability. We expect these new products will greatly reduce the use of traditional chemical drugs and lead to more environmentally friendly livestock raising. These products are now in the interim stage of development. The Company is also developing complex enzyme preparations as new feed additives and aims to use anti-inflammatory enzyme, polyase, and cellulose to form the best combination that will effectively dissolve and cause the additive to be absorbed in the feed. This will greatly improve the absorption rate of the feed, thereby reducing the ratio of usage of feed versus meat, while concurrently reducing the incidence of disease in livestock and poultry. We believe that we will be able to introduce these complex enzyme mechanism products to the market by the end of 2006.

4.
Development of non-pathogenic micro-organisms. The Company is also developing non-pathogenic micro-organisms and, based upon current products of microbe preparations, lactobacillus, bacillus, bifid bacterium baceroid, and combined with the most appropriate oligosaccharide preparations to produce living bacterium which will be applied to cure gastrointestinal tract diseases resulting from the maladjustment of flora. Microorganism preparations will prove to be effective cure and prevention for livestock disease, and will greatly reduce the use of antibiotic and other drugs.

5.
Development of veterinary medicines for pets. We believe that the pet markets have been fast growing along with the growing economy in the PRC. We believe that this niche is being overlooked by local manufacturers. To take advantage of this opportunity, we have over 20 products of veterinary medicines for pets are in the course of development. The Company expects to start introducing these new products for the pet market in 2006.

In 2003, we spent approximately $37,000 or approximately 3% of the Company’s 2003 revenue, on research and development of various bio-pharmaceutical products. In 2004, the Company spent approximately $30,000 or approximately 0.8% of the Company’s 2004 revenue on research and development of products. In 2005, the Company spent approximately $56,000 or approximately 0.95% of the Company’s 2005 revenue on research and development of products.

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

In compliance with PRC environmental regulations, the Company spent approximately $10,000 in 2003, $15,000 in 2004, and approximately $167,000 in 2005, mainly for the wastewater treatment in connection with our production facilities.

EMPLOYEES

In 2004, the Company had 136 employees, of which 130 worked as full time employees. In 2005, the Company had 163 employees, of which 158 worked as full time employees. Currently, the Company has 180 employees, 175 of which are full time employees.

Item 2.	Description of Property.

The Company’s headquarters is currently located in approximately 345 square meters of office space at Rm. 10601, Jiezuo Plaza, No.4, Fenghui Road South, Gaoxin District, Xian Province, PRC. This property belongs to Mr. Weibing Lu, director and chief executive officer of the Company. This property was provided free for the use of the Company’s administrative division in 2005.

Existing Production Facilities

Currently, the Xian Tianxing has four plants that are located at San Qiao, Xi’an city, Shanxi Province, PRC. The Company owns these 4 plants and has obtained a prepaid land use right to acquire a long-term interest to utilize the land underlying the property facility. In addition, Xian Tianxing entered into a tenancy agreement for the lease of factory premises for a period of ten years from October 1, 2004 to September 30, 2014. The annual rent for the factory premises is $10,361 and is also subject to a 10% increase every four subsequent years. The Company’s production facilities are described as follows:

1.
Bio-pharmaceutical plant. Constructed according to national Good Manufacturing Practice (“GMP”) standards, this plant occupies an of area of approximately 2,000 square meters and has an annual production capacity of vaccines for approximately 2 billion livestock and poultry.

2.
Veterinary medicine plant. Also constructed according to national GMP standards, this plant occupies an area of approximately 1,000 square meters and has a production capacity of approximately 2 billion bottles of liquid preparations and 300 tons of powder preparations.

3.
Microorganism plant. Occupying an area of approximately 380 square meters, this production plant is run in cooperation with experts from Japan Kato Microbiology Institute, Microbiology Institute of Shanxi Province and Northwest Agro-Forestry Sci-tech University.

4.	Feed additive plant. This production facility occupies an area of approximately 380 square meters.

We believe that the general physical condition of the plants and production facilities of the company can completely satisfy our current production needs of the company in terms of quantity and production quality.

Expansion of Production Facilities

In 2003, the Xian Tianxing received approval from the State Council of China to expand its production facilities and construct a new Good Manufacturing Practice (“GMP”) standard plant. The entire expansion project will cost approximately RMB 69,410,000 (US$8,500,000). The Company’s total investment in this project includes approximately $8,000,000 for the facilities and $500,000 for working capital. Xian Tianxing has been accredited as a high-tech enterprise, and the Company’s expansion project has gained full support of both Shanxi provincial government and Xian municipal government.

The construction work commenced in late 2004 and is expected to be completed by the end of 2006. The new plant will occupy approximately 45 hectares and have a total area of approximately 14,100 sq. meters, comprising:

1.	a factory that will produce veterinary medicines will occupy an area of approximately 4,200 square meters;

2.	a microorganism factory for probiotic production will occupy an area of approximately 1,000 square meters;

3.	a building for quality control, research and development, and administration will occupy an area of approximately 3,400 square meters;

4.	a GMP standard bio-pharmaceutical factory with a total area of about 4,500 square meters and three production lines for active bacteria, inactivated vaccines, and coccidiosis vaccines; and

5.	an animal laboratory complying ABSL-2 requirements will occupy an area of approximately about 1,000 sq. meters.

Xian Tianxing’s administration building, as well as the first phase of the microorganism and veterinary medicine factories have already been completed. Upon completion, the microorganism and veterinary medicine factories will be submitted to PRC Ministry of Agriculture’s Veterinary Drugs GMP Inspection Committee for inspection and approval. The three remaining bio-pharmaceutical production lines are expected to be completed at the end of 2006 and will also be submitted to Ministry of Agriculture for GMP inspection upon completion.

We believe that the current facilities occupied by the Company and its subsidiaries will be able to meet the Company’s operational needs for the coming three to five years.

Item 3.	Legal Proceedings.

Other than the legal proceeding described below, the Company is not aware of any legal proceedings in which purchasers, any director, officer, or any owner of record or beneficial owner of more than five percent of any class of voting securities of the Company, or any affiliate of purchaser, or of any such director, officer, affiliate of the Company, or security holder, is a party adverse to Company or has a material interest adverse to the Company:

Gregory Evans v. The Cyber Group Network Corp., et al. (District Court, Clark County, State of Nevada, Case No. A513378).  The Company has learned that Gregory Evans (“Plaintiff”) filed suit against the Company, R. Scott Cramer, Steve Lowe and David Wassung ( “Defendants”) in State of Nevada District Court in Clark County, Nevada, alleging causes of action for “Refusing to Call Vote of Shareholders” and “Conversion” on or about November 18, 2005. The Company has not been served with a summons or complaint in the matter. The Company denies the Plaintiff’s claims and intends to vigorously defend against them if such complaint is properly served on the Company.

Item 4.	Submission of Matters to a Vote of Security Holders.

On December 19, 2005, the Board and the majority holders of our common stock and Series B Convertible Preferred stock consented in writing to amendments to our Articles of Incorporation, including: (1) a change of our corporate name (“Name Change”) to our current name, Skystar Bio-Pharmaceutical Company, (2) a 1-for-397 reverse stock split (the “Reverse Split”); and a (3) decrease in the authorized common stock of the Company from 500,000,000 to 50,000,000 shares (the “Authorized Share Amendment”). We announced the approval of these amendments and its details in a Definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission on January 23, 2006. The Certificate of Amendment and Certificate of Change to our Articles of Incorporation to effect the Name Change, Reverse Split and the Authorized Share Amendment was filed with Nevada’s Secretary of State on February 15, 2006.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Our common stock, par value $0.001 per share (“Common Stock”), is traded on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol “SKBI”. There was no active trading market for the Common Stock before May 22, 2000. The following table sets forth, for the periods indicated, the reported high and low closing bid quotations for our common stock as reported on the OTCBB. The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

Common Stock

Quarter Ended	High Bid	Low Bid

December 31, 2005	$0.0175	$0.0060
September 30, 2005	$0.0185	$0.0023
June 30, 2005	$0.0046	$0.0015
March 31, 2005	$0.0060	$0.0022

December 31, 2004	$0.0080	$0.0040
September 30, 2004	$0.0075	$0.0045
June 30, 2004	$0.0120	$0.0047
March 31, 2004	$0.0080	$0.0021

HOLDERS

As of December 31, 2005, there were approximately 166 stockholders of record of our common stock and there were 11 stockholders of record of our preferred stock.

DIVIDENDS

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

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

Pursuant to the Share Exchange Agreement described in Item 1 above, the Company issued shares of the Company’s Series B Preferred Stock (the “CGPN Shares”) to the Skystar Shareholders in exchange for 100% of the common stock of Skystar. The CGPN Shares issued are convertible, in the aggregate, into a number of shares of the Registrant’s common stock that would equal 89.5% of the outstanding shares of the Registrant’s common stock, if the shares were to be converted on the Closing Date. The issuance of the CGPN Shares to the Skystar Shareholders pursuant to the Exchange Agreement was exempt from registration under the Securities Act pursuant to Section 4(2) and/or Regulation S thereof. We made this determination based on the representations of the Skystar Shareholders which included, in pertinent part, that such shareholders were either (a) “accredited investors” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, or (b) not a “U.S. person” as that term is defined in Rule 902(k) of Regulation S under the Act, and that such shareholders were acquiring our common stock, for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to the resale or distribution thereof, and that each member understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

On November 7, 2005, the Company issued 201,849,516 (pre 1-for-397 Reverse Split) shares of common stock valued at approximately $0.0025 per share (the average price over the last 90 trading days prior to September 1, 2005, the date on which the Board authorized the issuances for amounts owed to Mr. Cramer, Mr. Lowe and Mr. Wassung) to its former Chief Executive Officer and current Director, R. Scott Cramer as payment for accrued salary and expenses owed to him in the amount of $573,270. On November 30, 2005, the Company also issued 68,100,454 (pre 1-for-397 Reverse Split) shares of common stock valued at approximately $0.0025 per share to its former officer and current Director, Steve Lowe as payment for accrued salary and expenses owed to him in the amount of $195,954. On November 7, 2005, the Company also issued 46,511,365 (pre 1-for-397 Reverse Split) shares of common stock valued at approximately $0.0025 per share to its former Director, David Wassung, as payment for accrued salary and expenses in the amount of $133,833. These transactions were exempt from registration requirements in reliance on Section 4(2) of the Securities Act of 1933 and pursuant to Regulation D promulgated thereunder. The Registrant did not engage in general solicitation or advertising in making this offering and each acquirer occupied an insider status relative to the Company that afforded to him effective access to the information registration would otherwise provide.

Item 6.	Management’s Discussion and Analysis or Plan of Operation.

The following management’s discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this item. In addition to historical information, the following discussion contains certain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “may”, “will”, “could”, “expect”, “anticipate”, “intend”, “believe”, “estimate”, “plan”, “predict”, and similar terms or terminology, or the negative of such terms or other comparable terminology. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this Annual Report on Form 10-KSB. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

Our financial statements are prepared in US Dollars and in accordance with accounting principles generally accepted in the United States. See “Exchange Rates” below for information concerning the exchanges rates at which Renminbi were translated into US Dollars at various pertinent dates and for pertinent periods.

Our consolidated financial statements included in this report have been prepared assuming the Company will continue as a going concern. The Company’s independent public accountants have included an explanatory paragraph in their audit report accompanying the 2005 consolidated financial statements. The explanatory paragraph states that the Company had a working capital deficiency at December 31, 2005. Management’s plans in regard to this matter are described in Note 2 to our consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Overview

Skystar Bio-Pharmaceutical Company (“Skystar” or the “Company”), formerly known as The Cyber Group Network Corporation (“Cyber”), was incorporated in Nevada under the name “Hollywood Entertainment Network, Inc.” on September 24, 1998. On May 23, 2000, the Company changed its name to “The Cyber Group Network Corporation”. On February 15, 2006, the Company further changed its name to “Skystar Bio-Pharmaceutical Company” to reflect its current business operations.

On November 7, 2005, the Company acquired Skystar Bio-Pharmaceutical (Cayman) Holdings Co., Ltd (“Skystar Cayman”) and, as a result, Skystar Cayman’s variable interest entity (“VIE”) Xian Tianxing Bio-Pharmaceutical Co., Limited (“Xian Tianxing”) by way of the exchange of 48,000,000 shares of the Company’s Series B preferred stock for 100% of the issued and outstanding common stock of Skystar Cayman. We accounted for this share exchange transaction as a reverse acquisition and recapitalization and, as a result, our consolidated financial statements are in substance those of Skystar Cayman, with the assets and liabilities, and revenues and expenses, of Cyber being included effective from the date of the stock exchange transaction. Please see Note 1 to our consolidated financial statements included in this report for further details of this stock exchange transaction.

Having no substantive operation of its own, Skystar Cayman, through its VIE, Xian Tianxing, engages in research, development, production, marketing and sales of bio-pharmaceutical and veterinary products in the People’s Republic of China (“China” or the “PRC”). Please see “Contractual Arrangements with Xian Tianxing and its Shareholders” above and Note 1 to our consolidated financial statements included in this report for the contractual arrangements between Skystar Cayman and Xian Tianxing and their impact on our consolidated financial statements.

Critical Accounting Policies

In preparing the consolidated financial statements in accordance with accounting principles generally accepted in the United States, we make estimates and assumptions about the effect of matters that are inherently uncertain and may change in subsequent periods. The resulting accounting estimates will, by definition, may vary from the related actual results. We consider the following to be the most critical accounting policies:

•
Accounts receivable: We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customers’ current credit worthiness, as determined by a review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that have been experienced in the past.

•
Impairment of long-lived assets: We test impairment for long-lived assets, including amortizable intangibles, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Undiscounted cash flow analyses are used to assess long-lived asset impairment. If an assessment indicates impairment, the impaired asset is written down to its fair market value based on the best information available. Estimated fair market value is generally measured with discounted estimated future cash flows. Considerable management judgment is necessary to estimate undiscounted and discounted future cash flows.

•
Contingencies and litigation: We evaluate contingent liabilities including threatened or pending litigation in accordance with SFAS No. 5, “Accounting for Contingencies” and record accruals when the outcome of these matters is deemed probable and the liability is reasonably estimable. We make these estimates based on the facts and circumstances and in some instances based in part on the advice of outside legal counsel.

Results of Operations - Year ended December 31, 2005 as compared to year ended December 31, 2004

REVENUES. All of our revenue is derived from the sale of bio-pharmaceutical and veterinary products in the PRC. During the year ended December 31, 2005, we had revenues of $5,939,416 as compared to revenues of $3,996,421 during the year ended December 31, 2004, an increase of approximately 49%. In general, this increase is attributable to our increased sales. In the midst of the avian flu outbreak, the demand for our products for poultry feeding and immunization has soared. In particular, among other products, our sales of “xylose probiotics”, which is used in poultry breeding for the promotion of growth and prevention of disease, increased by 98% to $1,393,865 for the year ended December 31, 2005, from $703,100 for the year ended December 31, 2004. We believe that our sales will continue to grow because we are strengthening our sales force and more new products will be launched.

GROSS PROFIT. Cost of goods sold, which consist of raw materials, direct labor and manufacturing overhead, were $3,014,430 for the year ended December 31, 2005 as compared to $2,155,050 for the year ended December 31, 2004. Gross profit was $2,924,986 for the year ended December 31, 2005 as compared to $1,841,371 for the year ended December 31, 2004, representing gross margins of approximately 49% and 46%, respectively. The increase in our gross profit is attributable to increased sales. We believe that this trend will continue because sales will continue to grow while we expect our gross margin will remain at the current level.

SELLING EXPENSES. Selling expenses, which consist of commission, advertising and promotion expenses, freight charges and salaries totaled $374,473 for the year ended December 31, 2005 as compared to $244,973 for the year ended December 31, 2004, an increase of approximately 53%. This increase is primarily attributable to our expanding sales team and activities, which are in turn reflected in our increased sales. We believe that our selling expenses will continue to increase as sales continue to grow.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled $341,081 for the year ended December 31, 2005, as compared to $303,480 for the year ended December 31, 2004, an increase of approximately 12%. This increase is primarily attributable to the the expansion of our sales and operations.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs which consist of salaries, professional and technical support fees, totaled $56,489 for the year ended December 31, 2005, as compared to $30,120 for the year ended December 31, 2004, an increase of approximately 87.5%. The increase is attributable to our continued introduction of new products. In 2004, we had 22 products. In 2005, the number of products we offer increased to 40 products.

REVERSE MERGER TRANSACTION EXPENSE. Reverse merger transaction expense, which consist of legal and professional fees, totaled $513,414 for the year ended December 31, 2005. These fees were incurred directly in relation to the reverse acquisition of Skystar Cayman in November 2005. No such expense was incurred for the year ended December 31, 2004.

NET INCOME. Skystar had a net income of $1,467,518 for the year ended December 31, 2005 as compared to $1,114,804 for the year ended December 31, 2004. The increase in net income is attributable to an increase in sales. Skystar management believes that net income will increase as Skystar introduces new products and increases sales.

Liquidity

For the year ended December 31, 2005, we generated cash from operating activities of $3,292,836, as compared to $1,811,828 for the year ended December 31, 2004. The increase is primarily attributable to decreases in accounts receivable, which resulted from our increased effort in debt collection. We used $5,163,143 in investing activities for 2005, as compared to $2,196,120 for 2004. The expenditure in investing activities for 2005 consisted of, among others, payment of $6,597,518 for the purchases of property, plant and equipment (net of decrease in deposits paid) as the construction of our new plant has been in full swing and is expected to be completed at the end of 2006. On the other hand, we generated $1,805,147 from financing activities for 2005 (as compared to $11,084 for 2004), which, among others, consisted of capital contribution of $1,255,980 in cash from stockholders and advances of $421,104 as non-interest bearing loan from a third party to us.

As of December 31, 2005, the Company had cash of $38,498. Our total current assets were $1,538,348 and our total current liabilities were $2,582,551, which resulted in a net working capital deficiency of $1,044,203, and which indicates the Company may need additional financing to meet cash requirements for its operations in order to continue as a going concern. Management believes the Company’s ability to continue as a going concern is dependent upon its ability to maintain profitable operations and to obtain additional financing or refinancing as may be required. The Company has recorded net income and generated positive cash inflows from operating activities during the 2004 and 2005 years. Furthermore, the Company has appointed investment bankers to raise funds in the capital market. Our management believes that the Company will generate sufficient cash flow to meet its obligations on a timely basis in the foreseeable future.

We had capital expenditure commitments outstanding as of December 31, 2005 in the amount of $2,468,950 in relation to the construction of a new plant which will meet the Good Manufacturing Practices Standard and $473,369 in relation to the purchase of machinery. The new plant and machinery will enable us to consolidate our existing operations and to expand the production capacity for our bio-pharmaceutical business.

Capital Resources

As mentioned in the above, we had a net working capital deficiency that indicates our need for additional financing. For Company operations and the construction of the newest facilities and acquisition of new equipment for these facilities, we expect that we will need approximately $12,900,000 in the next twelve months. Of the capital raised, we estimate that $3,400,000 will be spent on the construction of the new plant, $2,500,000 will be spent on research and development of the new products, $1,500,000 will be for the construction of a new research and development center, $1,000,000 will be spent on marketing our products, and the remaining $1,500,000 will be for working capital. We have appointed investment bankers to raise additional funding through public or private equity or debt financing, strategic transactions and/or from other sources, although we expect that funding will come mainly from private placements.

Plan of Operations

Over the next 12 months, we plan to continue to market and sell the company’s products and to develop new products.

In addition, as described more fully in the section titled “DESCRIPTION OF PROPERTY,” in 2003, the Company received approval from the State Council of China to expand its production facilities and construct a new Good Manufacturing Practice (“GMP”) standard plant. The entire expansion project will cost approximately RMB69,410,000 ($8,500,000). The Company’s total investment in this project includes approximately $7,000,000 for the facilities and $1,500,000 for working capital. The construction work commenced in late 2004 and is expected to be completed by the end of 2006. The new plant will occupy approximately 45 hectares and have a total area of approximately 14,100 sq. meters.

Product Research and Development

As described more fully above, we believe that Xian Tianxing will be developing several products including new bio-pharmaceutical products for animal immunization, non-pathogenic micro-organisms for the cure and prevention of livestock disease, complex enzyme preparations as animal feed additives, and several new veterinary medicine products within the next 12 months.

Off-Balance Sheet Arrangements

The Company has pledged a leasehold office building with a net book value of $251,308 as of December 31, 2005 to a bank as the security against the bank borrowings of Shaanxi Xingji Electronic Sci-Tech Company Limited (“Shaanxi Xingji”), a company owned by the wife of Mr. Weibing Lu, a director and the Chief Executive Officer of the Company. This pledge arrangement was entered into by Xian Tianxing, because from time to time, the company owned by Mr. Lu’s wife has extended non-interest bearing loans to Xian Tianxing as short-term finances for Xian Tianxing.  The Company intends to terminate this pledge arrangement in connection with Shaanxi Xingji in 2006.

Other than the arrangement described above, we have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Exchange Rates

Xian Tianxing maintains its books and records in Renminbi (“RMB”), the lawful currency of the PRC. In general, for consolidation purposes, the Company translates Xian Tianxing’s assets and liabilities into US Dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period. Adjustments resulting from the translation of Xian Tianxing’s financial statements are recorded as accumulated other comprehensive income.

Until July 21, 2005, RMB had been pegged to US$ at the rate of RMB8.30: US$1.00. On July 21, 2005, the PRC government reformed the exchange rate system into a managed floating exchange rate system based on market supply and demand with reference to a basket of currencies. In addition, the exchange rate of RMB to US$ was adjusted to RMB8.11: US$1.00 as of July 21, 2005. The People’s Bank of China announces the closing price of a foreign currency such as US$ traded against RMB in the inter-bank foreign exchange market after the closing of the market on each working day, which will become the unified exchange rate for the trading against RMB on the following working day. The daily trading price of US$ against RMB in the inter-bank foreign exchange market is allowed to float within a band of ±0.3% around the unified exchange rate published by the People’s Bank of China. This quotation of exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People’s Bank of China. Approval of foreign currency payments by the Bank of China or other institutions required submitting a payment application form together with invoices, shipping documents and signed contracts.

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the consolidated financial statements or otherwise stated in this MD&A were as follows:

	2005	2004

Balance sheet items, except for the registered and paid-up capital, as of December 31	USD0.124:RMB1	USD0.12048:RMB1
Amounts included in the statement of operations, statement of changes in stockholders’ equity and statement of cash flows for the years ended December 31	USD0.122:RMB1	USD0.12048:RMB1

No representation is made that RMB amounts have been, or would be, converted into US$ at the above rates.

INFLATION

We believe that inflation has not had a material effect on our operations to date.

RISK FACTORS

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

Before investing in our common stock you should carefully consider the following risk factors, the other information included herein and the information included in our other reports and filings.  Our business, financial condition, and the trading price of our common stock could be adversely affected by these and other risks.

Our limited operating history makes it difficult to evaluate our future prospects and results of operations.

We have a limited operating history. Xian Tianxing commenced operations in 1997 and first achieved profitability in the quarter ended 1999. Accordingly, you should consider our future prospects in light of the risks and uncertainties experienced by early stage companies in evolving industries such as the bio-pharmaceutical industry in China. Some of these risks and uncertainties relate to our ability to:

•  maintain our position as one of the market leaders in China;

•  offer new and innovative products to attract and retain a larger customer base;

•  attract additional customers and increase spending per customer;

•  increase awareness of our brand and continue to develop user and customer loyalty;

•  respond to competitive market conditions;

•  respond to changes in our regulatory environment;

•  manage risks associated with intellectual property rights;

•  maintain effective control of our costs and expenses;

•  raise sufficient capital to sustain and expand our business;

•  attract, retain and motivate qualified personnel; and

•  upgrade our technology to support additional research and development of new products.

If we are unsuccessful in addressing any of these risks and uncertainties, our business may be materially and adversely affected.

We Must Obtain Additional Financing to Execute Our Business Plan

The revenues from the production and sale of bio-pharmaceutical products and the projected revenues from these products are not adequate to support our expansion and product development programs.  We will need substantial additional funds to build our new production facilities, pursue further research and development, obtain regulatory approvals; file, prosecute, defend and enforce our intellectual property rights and market our products.  We will seek additional funds through public or private equity or debt financing, strategic transactions and/or from other sources.  We could enter into collaborative arrangements for the development of particular products that would lead to our relinquishing some or all rights to the related technology or products.

There are no assurances that future funding will be available on favorable terms or at all.  If additional funding is not obtained, we will need to reduce, defer or cancel development programs, planned initiatives or overhead expenditures, to the extent necessary.  The failure to fund our capital requirements would have a material adverse effect on our business, financial condition and results of operations.

Our Success Depends On Collaborative Partners, Licensees and Other Third Parties Over Whom We Have Limited Control

Due to the complexity of the process of developing bio-pharmaceuticals, our core business depends on arrangements with bio-pharmaceutical institutes, corporate and academic collaborators, licensors, licensees and others for the research, development, clinical testing, technology rights, manufacturing, marketing and commercialization of our products. We have various research collaborations and outsource other business functions.  Our license agreements could obligate us to diligently bring potential products to market, make milestone payments and royalties that, in some instances, could be substantial, and incur the costs of filing and prosecuting patent applications.  There are no assurances that we will be able to establish or maintain collaborations that are important to our business on favorable terms, or at all.

A number of risks arise from our dependence on collaborative agreements with third parties.  Product development and commercialization efforts could be adversely affected if any collaborative partner:

•  terminates or suspends its agreement with us

•  causes delays

•  fails to timely develop or manufacture in adequate quantities a substance needed in order to conduct clinical trials

•  fails to adequately perform clinical trials

•  determines not to develop, manufacture or commercialize a product to which it has rights or

•  otherwise fails to meet its contractual obligations.

Our collaborative partners could pursue other technologies or develop alternative products that could compete with the products we are developing.

The Profitability of Our Products Will Depend in Part on Our Ability to Protect Proprietary Rights and Operate Without Infringing the Proprietary Rights of Others

The profitability of our products will depend in part on our ability to obtain and maintain patents and licenses and preserve trade secrets, and the period our intellectual property remains exclusive.  We must also operate without infringing the proprietary rights of third parties and without third parties circumventing our rights. The patent positions of bio-pharmaceutical and biotechnology enterprises, including ours, are uncertain and involve complex legal and factual questions for which important legal principles are largely unresolved.  For example, no consistent policy has emerged regarding the breadth of biotechnology patent claims that are granted by the U.S. Patent and Trademark Office or enforced by the U.S. federal courts.  In addition, the scope of the originally claimed subject matter in a patent application can be significantly reduced before a patent is issued.  The biotechnology patent situation outside the U.S. is even more uncertain, is currently undergoing review and revision in many countries, and may not protect our intellectual property rights to the same extent as the laws of the U.S.  Because patent applications are maintained in secrecy in some cases, we cannot be certain that we or our licensors are the first creators of inventions described in our pending patent applications or patents or the first to file patent applications for such inventions.

Other companies may independently develop similar products and design around any patented products we develop.  We cannot assure you that:

•  any of our patent applications will result in the issuance of patents

•  we will develop additional patentable products

•  the patents we have been issued will provide us with any competitive advantages

•  the patents of others will not impede our ability to do business; or

•  third parties will not be able to circumvent our patents.

A number of pharmaceutical, biotechnology, research and academic companies and institutions have developed technologies, filed patent applications or received patents on technologies that may relate to our business.  If these technologies, applications or patents conflict with ours, the scope of our current or future patents could be limited or our patent applications could be denied.  Our business may be adversely affected if competitors independently develop competing technologies, especially if we do not obtain, or obtain only narrow, patent protection.  If patents that cover our activities are issued to other companies, we may not be able to obtain licenses at a reasonable cost, or at all; develop our technology; or introduce, manufacture or sell the products we have planned.

Patent litigation is becoming widespread in the biotechnology industry.  Such litigation may affect our efforts to form collaborations, to conduct research or development, to conduct clinical testing or to manufacture or market any products under development.  There are no assurances that our patents would be held valid or enforceable by a court or that a competitor’s technology or product would be found to infringe our patents in the event of patent litigation.  Our business could be materially affected by an adverse outcome to such litigation.  Similarly, we may need to participate in interference proceedings declared by the U.S. Patent and Trademark Office or equivalent international authorities to determine priority of invention.  We could incur substantial costs and devote significant management resources to defend our patent position or to seek a declaration that another company’s patents are invalid.

Much of our know-how and technology may not be patentable, though it may constitute trade secrets. There are no assurances that we will be able to meaningfully protect our trade secrets.  We cannot assure you that any of our existing confidentiality agreements with employees, consultants, advisors or collaborators will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure.  Collaborators, advisors or consultants may dispute the ownership of proprietary rights to our technology, for example by asserting that they developed the technology independently.

We May Encounter Difficulties in Manufacturing our Products

Before our products can be profitable, they must be produced in commercial quantities in a cost-effective manufacturing process that complies with regulatory requirements, including GMP, production and quality control regulations.  If we cannot arrange for or maintain commercial-scale manufacturing on acceptable terms, or if there are delays or difficulties in the manufacturing process, we may not be able to conduct clinical trials, obtain regulatory approval or meet demand for our products. Production of our products could require raw materials which are scarce or which can be obtained only from a limited number of sources.  If we are unable to obtain adequate supplies of such raw materials, the development, regulatory approval and marketing of our products could be delayed.

We Could Need More Clinical Trials or Take More Time to Complete Our Clinical Trials Than We Have Planned

Clinical trials vary in design by factors including dosage, end points, length, and controls.  We may need to conduct a series of trials to demonstrate the safety and efficacy of our products.  The results of these trials may not demonstrate safety or efficacy sufficiently for regulatory authorities to approve our products. Further, the actual schedules for our clinical trials could vary dramatically from the forecasted schedules due to factors including changes in trial design, conflicts with the schedules of participating clinicians and clinical institutions, and changes affecting product supplies for clinical trials.

We rely on collaborators, including academic institutions, governmental agencies and clinical research organizations, to conduct, supervise, monitor and design some or all aspects of clinical trials involving our products.  Since these trials depend on governmental participation and funding, we have less control over their timing and design than trials we sponsor.  Delays in or failure to commence or complete any planned clinical trials could delay the ultimate timelines for our product releases.  Such delays could reduce investors’ confidence in our ability to develop products, likely causing our share price to decrease.

We May Not Be Able to Obtain the Regulatory Approvals or Clearances That Are Necessary to Commercialize Our Products

The PRC and other countries impose significant statutory and regulatory obligations upon the manufacture and sale of bio-pharmaceutical products.  Each regulatory authority typically has a lengthy approval process in which it examines pre-clinical and clinical data and the facilities in which the product is manufactured.  Regulatory submissions must meet complex criteria to demonstrate the safety and efficacy of the ultimate products.  Addressing these criteria requires considerable data collection, verification and analysis.  We may spend time and money preparing regulatory submissions or applications without assurances as to whether they will be approved on a timely basis or at all.

Our product candidates, some of which are currently in the early stages of development, will require significant additional development and pre-clinical and clinical testing prior to their commercialization. These steps and the process of obtaining required approvals and clearances can be costly and time-consuming.  If our potential products are not successfully developed, cannot be proven to be safe and effective through clinical trials, or do not receive applicable regulatory approvals and clearances, or if there are delays in the process:

•  the commercialization of our products could be adversely affected;

• any competitive advantages of the products could be diminished; and

• revenues or collaborative milestones from the products could be reduced or delayed.

Governmental and regulatory authorities may approve a product candidate for fewer indications or narrower circumstances than requested or may condition approval on the performance of post-marketing studies for a product candidate.  Even if a product receives regulatory approval and clearance, it may later exhibit adverse side effects that limit or prevent its widespread use or that force us to withdraw the product from the market.

Any marketed product and its manufacturer will continue to be subject to strict regulation after approval.  Results of post-marketing programs may limit or expand the further marketing of products.  Unforeseen problems with an approved product or any violation of regulations could result in restrictions on the product, including its withdrawal from the market and possible civil actions.

In manufacturing our products we will be required to comply with applicable good manufacturing practices regulations, which include requirements relating to quality control and quality assurance, as well as the maintenance of records and documentation.  We cannot comply with regulatory requirements, including applicable good manufacturing practice requirements, we may not be allowed to develop or market the product candidates.  If we or our manufacturers fail to comply with applicable regulatory requirements at any stage during the regulatory process, we may be subject to sanctions, including fines, product recalls or seizures, injunctions, refusal of regulatory agencies to review pending market approval applications or supplements to approve applications, total or partial suspension of production, civil penalties, withdrawals of previously approved marketing applications and criminal prosecution.

Competitors May Develop and Market Bio-pharmaceutical Products That Are Less Expensive, More Effective or Safer, Making Our Products Obsolete or Uncompetitive

Some of our competitors and potential competitors have greater product development capabilities and financial, scientific, marketing and human resources than we do.  Technological competition from biopharmaceutical companies and biotechnology companies is intense and is expected to increase.  Other companies have developed technologies that could be the basis for competitive products.  Some of these products have an entirely different approach or means of accomplishing the desired curative effect than products we are developing.  Alternative products may be developed that are more effective, work faster and are less costly than our products.  Competitors may succeed in developing products earlier than us, obtaining approvals and clearances for such products more rapidly than us, or developing products that are more effective than ours.  In addition, other forms of treatment may be competitive with our products. Over time, our technology or products may become obsolete or uncompetitive.

Our Products May Not Gain Market Acceptance

Our products may not gain market acceptance in the agricultural community.  The degree of market acceptance of any product depends on a number of factors, including establishment and demonstration of clinical efficacy and safety, cost-effectiveness, clinical advantages over alternative products, and marketing and distribution support for the products.  Limited information regarding these factors is available in connection with our products or products that may compete with ours.

To directly market and distribute our bio-pharmaceutical products, we or our collaborators require a marketing and sales force with appropriate technical expertise and supporting distribution capabilities.  We may not be able to further establish sales, marketing and distribution capabilities or enter into arrangements with third parties on acceptable terms.  If we or our partners cannot successfully market and sell our products, our ability to generate revenue will be limited.

Our Operations and the Use of Our Products Could Subject Us to Damages Relating to Injuries or Accidental Contamination

Our research and development processes involve the controlled use of hazardous materials.  We are subject to federal, provincial and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and waste products.  The risk of accidental contamination or injury from handling and disposing of such materials cannot be completely eliminated. In the event of an accident involving hazardous materials, we could be held liable for resulting damages.  We are not insured with respect to this liability. Such liability could exceed our resources.  In the future we could incur significant costs to comply with environmental laws and regulations.

If we were successfully sued for product liability, we could face substantial liabilities that may exceed our resources.

We may be held liable if any product we develop, or any product which is made using our technologies, causes injury or is found unsuitable during product testing, manufacturing, marketing, sale or use. These risks are inherent in the development of agricultural and bio-pharmaceutical products. We currently do not have product liability insurance. We are not insured with respect to this liability. If we choose to obtain product liability insurance but cannot obtain sufficient insurance coverage at an acceptable cost or otherwise protect against potential product liability claims, the commercialization of products that we develop may be prevented or inhibited. If we are sued for any injury caused by our products, our liability could exceed our total assets.

We have no business liability or disruption insurance coverage.

The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited business insurance products. We do not have any business liability or disruption insurance coverage for our operations in China. Any business disruption, litigation or natural disaster may result in our incurring substantial costs and the diversion of our resources.

Our Success Depends On Attracting and Retaining Qualified Personnel

We depend on a core management and scientific team.  The loss of any of these individuals could prevent us from achieving our business objective of commercializing our product candidates.  Our future success will depend in large part on our continued ability to attract and retain other highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing and government regulation.  We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations.  If our recruitment and retention efforts are unsuccessful, our business operations could suffer.

Risks Related to Our Corporate Structure

PRC laws and regulations governing our businesses and the validity of certain of our contractual arrangements are uncertain. If we are found to be in violation, we could be subject to sanctions. In addition, changes in such PRC laws and regulations may materially and adversely affect our business.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business, or the enforcement and performance of our contractual arrangements with our affiliated Chinese entity, Xian Tianxing, and its shareholders. We are considered a foreign person or foreign invested enterprise under PRC law. As a result, we are subject to PRC law limitations on foreign ownership of Chinese companies. These laws and regulations are relatively new and may be subject to change, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

The PRC government has broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business and other licenses and requiring actions necessary for compliance. In particular, licenses and permits issued or granted to us by relevant governmental bodies may be revoked at a later time by higher regulatory bodies. We cannot predict the effect of the interpretation of existing or new PRC laws or regulations on our businesses. We cannot assure you that our current ownership and operating structure would not be found in violation of any current or future PRC laws or regulations. As a result, we may be subject to sanctions, including fines, and could be required to restructure our operations or cease to provide certain services. Any of these or similar actions could significantly disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which could materially and adversely affect our business, financial condition and results of operations.

We may be adversely affected by complexity, uncertainties and changes in PRC regulation of bio-pharmaceutical business and companies, including limitations on our ability to own key assets.

The PRC government regulates the bio-pharmaceutical industry including foreign ownership of, and the licensing and permit requirements pertaining to, companies in the bio-pharmaceutical industry. These laws and regulations are relatively new and evolving, and their interpretation and enforcement involve significant uncertainty. As a result, in certain circumstances it may be difficult to determine what actions or omissions may be deemed to be a violation of applicable laws and regulations. Issues, risks and uncertainties relating to PRC government regulation of the bio-pharmaceutical industry include the following:

•	we only have contractual control over Xian Tianxing. We do not own it due to the restriction of foreign investment in Chinese businesses; and

•
uncertainties relating to the regulation of the bio-pharmaceutical business in China, including evolving licensing practices, means that permits, licenses or operations at our company may be subject to challenge. This may disrupt our business, or subject us to sanctions, requirements to increase capital or other conditions or enforcement, or compromise enforceability of related contractual arrangements, or have other harmful effects on us.

The interpretation and application of existing PRC laws, regulations and policies and possible new laws, regulations or policies have created substantial uncertainties regarding the legality of existing and future foreign investments in, and the businesses and activities of, bio-pharmaceutical businesses in China, including our business.

In order to comply with PRC laws limiting foreign ownership of Chinese companies, we conduct our bio-pharmaceutical business through Xian Tianxing by means of contractual arrangements. If the PRC government determines that these contractual arrangements do not comply with applicable regulations, our business could be adversely affected.

The PRC government restricts foreign investment in bio-pharmaceutical businesses in China. Accordingly, we operate our business in China through Xian Tianxing, a Chinese joint stock company. Xian Tianxing holds the licenses and approvals necessary to operate our website and our online advertising business in China. We have contractual arrangements with Xian Tianxing and its shareholders that allow us to substantially control Xian Tianxing. We cannot assure you, however, that we will be able to enforce these contracts.

Although we believe we comply with current PRC regulations, we cannot assure you that the PRC government would agree that these operating arrangements comply with PRC licensing, registration or other regulatory requirements, with existing policies or with requirements or policies that may be adopted in the future. If the PRC government determines that we do not comply with applicable law, it could revoke our business and operating licenses, require us to discontinue or restrict our operations, restrict our right to collect revenues, require us to restructure our operations, impose additional conditions or requirements with which we may not be able to comply, impose restrictions on our business operations or on our customers, or take other regulatory or enforcement actions against us that could be harmful to our business.

Our contractual arrangements with Xian Tianxing and its shareholders may not be as effective in providing control over these entities as direct ownership.

Since PRC law limits foreign equity ownership in bio-pharmaceutical companies in China, we operate our business through Xian Tianxing. We have no equity ownership interest in Xian Tianxing and rely on contractual arrangements to control and operate such businesses. These contractual arrangements may not be as effective in providing control over Xian Tianxing as direct ownership. For example, Xian Tianxing could fail to take actions required for our business despite its contractual obligation to do so. If Xian Tianxing fails to perform under their agreements with us, we may have to rely on legal remedies under PRC law, which may not be effective. In addition, we cannot assure you that either of Xian Tianxing’s shareholders would always act in our best interests.

The Chairman of the Board of Directors of Xian Tianxing has potential conflicts of interest with us, which may adversely affect our business.

Weibing Lu, our Chief Executive Officer, is also the Chairman of the Board of Directors of Xian Tianxing. Conflicts of interests between his duties to our company and Xian Tianxing may arise. As Mr. Lu is a director and executive officer of our company, he has a duty of loyalty and care to us under U.S. and Cayman Islands law when there are any potential conflicts of interests between our company and Xian Tianxing. We cannot assure you, however, that when conflicts of interest arise, Mr. Lu will act completely in our interests or that conflicts of interests will be resolved in our favor. In addition, Mr. Lu could violate his legal duties by diverting business opportunities from us to others. If we cannot resolve any conflicts of interest between us and Mr. Lu, we would have to rely on legal proceedings, which could result in the disruption of our business.

Risks Related to Doing Business in China

Adverse changes in economic and political policies of the PRC government could have a material adverse effect on the overall economic growth of China, which could adversely affect our business.

Substantially all of our business operations are conducted in China. Accordingly, our results of operations, financial condition and prospects are subject to a significant degree to economic, political and legal developments in China. China’s economy differs from the economies of most developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the PRC economy has experienced significant growth in the past 20 years, growth has been uneven across different regions and among various economic sectors of China. The PRC government has implemented various measures to encourage economic development and guide the allocation of resources. Some of these measures benefit the overall PRC economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us. Since early 2004, the PRC government has implemented certain measures to control the pace of economic growth. Such measures may cause a decrease in the level of economic activity in China, which in turn could adversely affect our results of operations and financial condition.

If PRC law were to phase out the preferential tax benefits currently being extended to foreign invested enterprises and “new or high-technology enterprises” located in a high-tech zone, we would have to pay more taxes, which could have a material and adverse effect on our financial condition and results of operations.

Under PRC laws and regulations, a foreign invested enterprise may enjoy preferential tax benefits if it is registered in a high-tech zone and also qualifies as “new or high-technology enterprise”. As a foreign invested enterprise as well as a certified “new or high-technology enterprise” located in a high-tech zone in Xian, the Company has been approved as a new technology enterprise and under PRC Income Tax Laws, it is entitled to a preferential tax rate of 15%. If the PRC law were to phase out preferential tax benefits currently granted to “new or high-technology enterprises” and technology consulting services, we would be subject to the standard statutory tax rate, which currently is 33%, and we would be unable to obtain business tax refunds for our provision of technology consulting services. Loss of these preferential tax treatments could have a material and adverse effect on our financial condition and results of operations.

Xian Tianxing are subject to restrictions on making payments to us.

We are a holding company incorporated in the Cayman Islands and do not have any assets or conduct any business operations other than our investments in our affiliated entity in China, Xian Tianxing. As a result of our holding company structure, we rely entirely on payments from Xian Tianxing under our contractual arrangements. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of China. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. See “—Government control of currency conversion may affect the value of your investment.” Furthermore, if our affiliated entity in China incurs debt on their own in the future, the instruments governing the debt may restrict their ability to make payments. If we are unable to receive all of the revenues from our operations through these contractual or dividend arrangements, we may be unable to pay dividends on our ordinary shares.

Uncertainties with respect to the PRC legal system could adversely affect us.

We conduct our business primarily through our affiliated Chinese entity, Xian Tianxing. Our operations in China are governed by PRC laws and regulations. We are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to wholly foreign-owned enterprises. The PRC legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value.

Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their nonbinding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until some time after the violation. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based on United States or other foreign laws against us, our management or the experts named in the prospectus.

We conduct substantially all of our operations in China and substantially all of our assets are located in China. In addition, all of our senior executive officers reside within China. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon our senior executive officers, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, our PRC counsel has advised us that the PRC does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of judgment of courts.

Governmental control of currency conversion may affect the value of your investment.

The PRC government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of China. We receive substantially all of our revenues in RMB. Under our current structure, our income is primarily derived from payments from Xian Tianxing. Shortages in the availability of foreign currency may restrict the ability of our PRC subsidiaries and our affiliated entity to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our shareholders.

Fluctuation in the value of RMB may have a material adverse effect on your investment.

The value of RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. Our revenues and costs are mostly denominated in RMB, while a significant portion of our financial assets are denominated in U.S. dollars. We rely entirely on fees paid to us by our affiliated entity in China. Any significant fluctuation in value of RMB may materially and adversely affect our cash flows, revenues, earnings and financial position, and the value of, and any dividends payable on, our stock in U.S. dollars. For example, an appreciation of RMB against the U.S. dollar would make any new RMB denominated investments or expenditures more costly to us, to the extent that we need to convert U.S. dollars into RMB for such purposes. An appreciation of RMB against the U.S. dollar would also result in foreign currency translation losses for financial reporting purposes when we translate our U.S. dollar denominated financial assets into RMB, as RMB is our reporting currency.

We face risks related to health epidemics and other outbreaks.

Our business could be adversely affected by the effects of SARS or another epidemic or outbreak. China reported a number of cases of SARS in April 2004. Any prolonged recurrence of SARS or other adverse public health developments in China may have a material adverse effect on our business operations. For instance, health or other government regulations adopted in response may require temporary closure of our production facilities or of our offices. Such closures would severely disrupt our business operations and adversely affect our results of operations. We have not adopted any written preventive measures or contingency plans to combat any future outbreak of SARS or any other epidemic.

Risks Related to an Investment in Our Securities

To Date, We Have Not Paid Any Cash Dividends and No Cash Dividends Will be Paid in the Foreseeable Future.

We do not anticipate paying cash dividends on our common stock in the foreseeable future and we may not have sufficient funds legally available to pay dividends. Even if the funds are legally available for distribution, we may nevertheless decide not to pay any dividends. We intend to retain all earnings for the company’s operations.

The Application of the “Penny Stock” Rules Could Adversely Affect the Market Price of Our Common Stock and Increase Your Transaction Costs to Sell Those Shares.

As long as the trading price of our common shares is below $5 per share, the open-market trading of our common shares will be subject to the “penny stock” rules. The “penny stock” rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser’s written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell our common shares, and may result in decreased liquidity for our common shares and increased transaction costs for sales and purchases of our common shares as compared to other securities.

Our Common Shares are Thinly Traded and, You May be Unable to Sell at or Near Ask Prices or at All if You Need to Sell Your Shares to Raise Money or Otherwise Desire to Liquidate Your Shares.

The Company cannot predict the extent to which an active public market for its common stock will develop or be sustained. However, the Company does not rule out the possibility of applying for listing on the Nasdaq National Market or other exchanges.

Our common shares have historically been sporadically or “thinly-traded” on the “Over-the-Counter Bulletin Board”, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

The market price for our common stock is particularly volatile given our status as a relatively small company with a small and thinly traded “float” and lack of current revenues that could lead to wide fluctuations in our share price. The price at which you purchase our common stock may not be indicative of the price that will prevail in the trading market. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our lack of revenues or profits to date and uncertainty of future market acceptance for our current and potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. The following factors may add to the volatility in the price of our common shares: actual or anticipated variations in our quarterly or annual operating results; adverse outcomes; the termination of our contractual agreements with Xian Tianxing; and additions or departures of our key personnel, as well as other items discussed under this “Risk Factors” section, as well as elsewhere in this Form 10-KSB. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price. However, the Company does not rule out the possibility of applying for listing on the Nasdaq National Market or other exchanges.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

Volatility in Our Common Share Price May Subject Us to Securities Litigation.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

Our corporate actions are substantially controlled by our principal shareholders and affiliated entities.

Our principal shareholders and their affiliated entities will own approximately 81% of our outstanding ordinary shares, representing approximately 81% of our voting power. These shareholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions. In addition, because of the percentage of ownership and voting concentration in these principal shareholders and their affiliated entities, elections of our board of directors will generally be within the control of these shareholders and their affiliated entities. While all of our shareholders are entitled to vote on matters submitted to our shareholders for approval, the concentration of shares and voting control presently lies with these principal shareholders and their affiliated entities. As such, it would be difficult for shareholders to propose and have approved proposals not supported by management. There can be no assurances that matters voted upon by our officers and directors in their capacity as shareholders will be viewed favorably by all shareholders of the company.

The Elimination of Monetary Liability Against our Directors, Officers and Employees under Nevada law and the Existence of Indemnification Rights to our Directors, Officers and Employees may Result in Substantial Expenditures by our Company and may Discourage Lawsuits Against our Directors, Officers and Employees.

Our articles of incorporation do not contain any specific provisions that eliminate the liability of our directors for monetary damages to our company and shareholders, however we are prepared to give such indemnification to our directors and officers to the extent provided by Nevada law. We may also have contractual indemnification obligations under our employment agreements with our officers. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and shareholders.

Legislative Actions, Higher Insurance Costs and Potential New Accounting Pronouncements may Impact our Future Financial Position and Results of Operations.

There have been regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may potentially be new accounting pronouncements or additional regulatory rulings that will have an impact on our future financial position and results of operations. The Sarbanes-Oxley Act of 2002 and other rule changes as well as proposed legislative initiatives following the Enron bankruptcy are likely to increase general and administrative costs and expenses. In addition, insurers are likely to increase premiums as a result of high claims rates over the past several years, which we expect will increase our premiums for insurance policies. Further, there could be changes in certain accounting rules. These and other potential changes could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results.

Past Activities Of The Company And Its Affiliates May Lead To Future Liability For The Company.

Prior to our entry into the contractual arrangements with Xian Tianxing on October 28, 2005, the Company engaged in businesses unrelated to its current operations. Although the CGPN Shareholders are providing certain indemnifications against any loss, liability, claim, damage or expense arising out of or based on any breach of or inaccuracy in any of their representations and warranties made regarding such acquisition, any liabilities relating to such prior business against which Skystar is not completely indemnified may have a material adverse effect on the Company.

The market price for our stock may be volatile.

The market price for our stock may be volatile and subject to wide fluctuations in response to factors including the following:

•	actual or anticipated fluctuations in our quarterly operating results;

•	changes in financial estimates by securities research analysts;

•	conditions in bio-pharmaceutical and agricultural markets;

•	changes in the economic performance or market valuations of other bio-pharmaceutical companies;

•	announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	addition or departure of key personnel;

•	fluctuations of exchange rates between RMB and the U.S. dollar;

•	intellectual property litigation;

•	general economic or political conditions in China.

In addition, the securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our stock.

We may need additional capital, and the sale of additional shares or other equity securities could result in additional dilution to our shareholders.

We believe that our current cash and cash equivalents, anticipated cash flow from operations and the net proceeds from this offering will be sufficient to meet our anticipated cash needs for the near future. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities could result in additional dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

We are subject to reporting obligations under the U.S. securities laws. The Securities and Exchange Commission, or the SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company’s internal controls over financial reporting in its annual report, which contains management’s assessment of the effectiveness of the company’s internal controls over financial reporting. In addition, an independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. Our management may conclude that our internal controls over our financial reporting are not effective. Moreover, even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may still decline to attest to our management’s assessment or may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us. Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future. Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our stock. Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

We will incur increased costs as a result of being a public company.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, as well as new rules subsequently implemented by SEC have required changes in corporate governance practices of public companies. We expect these new rules and regulations to increase our legal, accounting and financial compliance costs and to make certain corporate activities more time-consuming and costly. In addition, we will incur additional costs associated with our public company reporting requirements. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Item 7.	Financial Statements.

The information required by Item 7 and an index thereto commences on the next page.

SKYSTAR BIO-PHARMACEUTICAL COMPANY
(Formerly known as The Cyber Group Network Corporation)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Skystar Bio-Pharmaceutical Company and Subsidiary
(Formerly Known As the Cyber Group Network Corporation)

We have audited the accompanying balance sheet of Skystar Bio-Pharmaceutical Company and Subsidiary as of December 31, 2005, and the related statements of income and other comprehensive income (loss), shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Skystar Bio-Pharmaceutical (Cayman) Holdings Co., Ltd. Company as of December 31, 2004 as explained in note 1 in the accompanying financial statements were audited by other auditors whose report dated July 14, 2005 expressed an unqualified opinion on that statement.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Skystar Bio-Pharmaceutical Company and as of December 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, as discussed in Note 2 to the consolidated financial statements. Management’s plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore Stephens Wurth Frazer and Torbet, LLP

March 10, 2006, except for note 2,
as to which the date is April 1, 2006
Walnut, California

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY
(Formerly known as The Cyber Group Network Corporation)

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2005 AND 2004

A S S E T S
	2005	2004
CURRENT ASSETS:
Cash	$38,498	$49,606
Restricted cash	62,000	–
Other investments	–	240,964
Accounts receivable, trade - related parties, net of allowance for doubtful accounts of $71,613 and $56,024 as of December 31, 2005 and 2004, respectively	247,354	706,650
Inventories	175,687	170,523
Deposits and prepaid expenses	15,179	155,201
Loans receivable	261,640	1,192,664
Amounts due from shareholders	122,966	745,133
Amounts due from a related company	587,016	–
Other receivables	28,008	318,052
Total current assets	1,538,348	3,578,793

PROPERTY, PLANT AND EQUIPMENT, net	8,564,360	313,405

OTHER ASSETS:
Restricted cash	–	240,964
Deposits for property, plant and equipment	–	1,369,265
Prepaid land use right, net	307,421	304,922
Intangible, net	49,600	72,289
Total other assets	357,021	1,987,440
Total assets	$10,459,729	$5,879,638

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y
CURRENT LIABILITIES:
Interest-bearing short-term loan	$37,200	$36,145
Non-interest bearing loan from third party	421,104	–
Accounts payable	9,692	10,931
Deposits from customers	–	13,786
Accrued expenses and other	135,300	168,327
Taxes payable	1,811,405	941,814
Other payables	64,496	45,208
Amount due to a related company	24,676	11,084
Amount due to shareholders	78,678	24,096
Total current liabilities	2,582,551	1,251,391

Deferred government grant	806,000	722,892
Total liabilities	3,388,551	1,974,283

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 2,000,000 series “A” shares and 48,000,000 series “B” shares issued and outstanding	50,000	50,000
Common stock, $0.001 par value, 500,000,000 shares authorized, issued and outstanding	500,000	500,000
Paid-in-capital	3,803,008	2,266,048
Statutory reserves	364,460	163,396
Retained earnings	2,192,365	925,911
Accumulated other comprehensive income (loss)	161,345	–
Total shareholders’ equity	7,071,178	3,905,355
Total liabilities and shareholders’ equity	$10,459,729	$5,879,638

See report of independent registered public accounting firm.
The accompanying notes are an integral part of this statement.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY
(Formerly known as The Cyber Group Network Corporation)

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

	2005	2004

REVENUE	$5,939,416	$3,996,421
COST OF SALES	3,014,430	2,155,050

GROSS PROFIT	2,924,986	1,841,371

RESEARCH AND DEVELOPMENT COST	56,489	30,120
SELLING EXPENSES	374,473	244,973
GENERAL AND ADMINISTRATIVE EXPENSES	341,081	303,480

INCOME FROM OPERATIONS	2,152,943	1,262,798

MERGER TRANSACTION EXPENSE	(513,414)	–
OTHER INCOME, net of other (expense)	66,047	56,410

INCOME BEFORE PROVISION FOR INCOME TAXES	1,705,576	1,319,208

PROVISION FOR INCOME TAXES	238,058	204,404

INCOME FROM CONTINUING OPERATIONS	1,467,518	1,114,804

LOSS FROM DISCONTINUED OPERATIONS	–	(6,045)
GAIN ON DISPOSAL OF SUBSIDIARY	–	6,045

NET INCOME	1,467,518	1,114,804

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	161,345	–

COMPREHENSIVE INCOME	$1,628,863	$1,114,804

EARNINGS PER SHARE (EPS):
- Basic	$1.16	$0.88
- Diluted	$0.13	$0.10

Weighted average number of common shares used to compute EPS:
- Basic	1,260,651	1,260,651
- Diluted	10,935,509	10,745,548

See report of independent registered public accounting firm.
The accompanying notes are an integral part of this statement.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY
(Formerly known as The Cyber Group Network Corporation)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

								Accumulated
								other
	Preferred stock		Common stock		Paid-in	Statutory	Retained	comprehensive
	Shares	Amount	Shares	Amount	capital	reserves	earnings	income (loss)	Totals

BALANCE, January 1, 2004	48,000,000	$48,000	–	$–	$2,768,048	$–	$(25,497)	$–	$2,790,551
Recapitalization on reverse acquisition	2,000,000	2,000	500,000,000	500,000	(502,000)	–	–	–	–
Net income	–	–	–	–	–	–	1,114,804	–	1,114,804
Adjustment to statutory reserve	–	–	–	–	–	163,396	(163,396)	–	–
BALANCE, December 31, 2004	50,000,000	50,000	500,000,000	500,000	2,266,048	163,396	925,911	–	3,905,355
Capital contribution by original shareholders	–	–	–	–	1,536,960	–	–	–	1,536,960
Foreign currency translation	–	–	–	–	–	–	–	161,345	161,345
Net income	–	–	–	–	–	–	1,467,518	–	1,467,518
Adjustment to statutory reserve	–	–	–	–	–	201,064	(201,064)	–	–
BALANCE, December 31, 2005	50,000,000	$50,000	500,000,000	$500,000	$3,803,008	$364,460	$2,192,365	$161,345	$7,071,178

See report of independent registered public accounting firm.
The accompanying notes are an integral part of this statement.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY
(Formerly known as The Cyber Group Network Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,467,518	$1,114,804
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	118,703	76,651
Loss on disposal of fixed assets	4,517
Investment gain	–	(24,096)
(Increase) decrease in assets:
Accounts receivable, trade	472,190	(573,110)
Inventories	(181)	210,091
Deposits and prepaid expenses	142,223	(29,871)
Other receivables	294,503	330,291
Increase (decrease) in liabilities:
Accounts payable	(1,533)	1,040
Deposits from customers	(13,959)	5,366
Accrued expenses and other payables	(19,652)	44,029
Taxes payables	828,507	656,633
Net cash provided by operating activities	3,292,836	1,811,828

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash	183,000	481,928
Increase (decrease) in loans receivable	950,272	(820,438)
Payment of deposits for property, plant and machinery	–	(1,361,795)
Payment for establishment of a subsidiary	–	(216,867)
Decrease in other investments	244,000	191,566
Proceeds from disposal of property, plant & equipment	862	–
Proceeds from investment gain	–	24,096
Proceeds from disposal of a subsidiary	–	216,867
Cash acquired from reverse acquisition	250	–
Decrease (increase) in amounts due from shareholders	633,539	(629,651)
(Increase) in amount due from a related company	(577,548)	–
Purchase of property, plant and equipment	(6,597,518)	(81,826)
Net cash used in investing activities	(5,163,143)	(2,196,120)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in amount due to shareholders	53,009	–
Increase in amount due to related companies	13,054	11,084
Increase in non-interest bearing loan from third party	421,104	–
Proceeds from government subsidies	62,000	–
Capital contribution in cash by stockholders	1,255,980	–
Net cash provided by financing activities	1,805,147	11,084

EFFECT OF EXCHANGE RATE CHANGES ON CASH	54,052	–
DECREASE IN CASH	(11,108)	(373,208)
CASH, beginning of year	49,606	422,814
CASH, end of year	$38,498	$49,606

SUPPLEMENTAL DISCLOSURE INFORMATION
Interest expense paid	$10,607	$7,292
Income taxes paid	$–	$–

Non-cash transactions
Contribution of a leasehold office building by a stockholder as additional capital of Xian Tianxing	$268,620	$–

See report of independent registered public accounting firm.
The accompanying notes are an integral part of this statement.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY
(Formerly known as The Cyber Group Network Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND ORGANIZATION

Skystar Bio-Pharmaceutical Company (“Skystar” or the “Company”), formerly known as The Cyber Group Network Corporation (“Cyber”), was incorporated in Nevada under the name “Hollywood Entertainment Network, Inc.” on September 24, 1998. On May 23, 2000, the Company changed its name to “The Cyber Group Network Corporation”. On February 15, 2006, the Company further changed its name to “Skystar Bio-Pharmaceutical Company” to reflect its current business operations.

On November 7, 2005, the Company completed a stock exchange transaction with the stockholders of Skystar Bio-Pharmaceutical (Cayman) Holdings Co., Ltd (“Skystar Cayman”), whereby 48,000,000 shares of the Company’s Series B preferred stock was issued to the stockholders of Skystar Cayman in exchange for 100% of the common stock of Skystar Cayman. The 48,000,000 shares of Series B preferred stock issued to the stockholders of Skystar Cayman shall be convertible, in aggregate, into a number of shares of the Company’s common stock that would equal 89.5% of the outstanding shares of the Company’s common stock, if the shares were to be converted on the closing date of the stock exchange transaction which was November 7, 2005. In addition, Skystar Cayman paid $120,000 to the Cyber which was used to pay liabilities of Cyber.

In connection with the stock exchange transaction, the Company appointed four new directors, Mr. Weibing Lu, Mr. Wei Wen, Mr. Xinya Zhang and Ms. Erna Gao, to the Company’s board of directors. Furthermore, concurrent with the closing of the stock exchange transaction, all of the Company’s former officers resigned their positions and Mr. Weibing Lu was appointed the new chief executive officer, Ms. Erna Gao the new chief financial officer, and Mr. Wei Wen the new secretary. After the closing, one of the three Company’s then current directors, Mr. David Wassung also tendered his resignation.

The stock exchange transaction has been accounted for as a reverse acquisition and recapitalization of the Company whereby Skystar Cayman is deemed to be the accounting acquirer (legal acquiree) and the Company to be the accounting acquiree (legal acquirer). The accompanying consolidated financial statements are in substance those of Skystar Cayman, with the assets and liabilities, and revenues and expenses, of the Company being included effective from the date of the stock exchange transaction. The Company is deemed to be a continuation of the business of Skystar Cayman. The 2,000,000 shares of the Company’s preferred stock and 500,000,000 shares of its common stock outstanding prior to the stock exchange have been accounted for at their net book value at the time of the transaction.

See report of independent registered public accounting firm

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY
(Formerly known as The Cyber Group Network Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND ORGANIZATION (Cont’d)

Skystar Cayman was incorporated under the laws of the Cayman Islands on January 24, 2005. It has not carried on any substantive operations of its own, except for the entering of certain exclusive agreements with Xian Tianxing Bio-Pharmaceutical Co., Limited (“Xian Tianxing”). Skystar Cayman through its variable interest entity (“VIE”), Xian Tianxing Bio-Pharmaceutical Co., Limited engages in research, development, production, marketing and sales of bio-pharmaceutical and veterinary products. All current operations of the Company are in the People’s Republic of China (“China” or the “PRC”).

Xian Tianxing was incorporated on July 3, 1997 in the PRC as a limited liability company without shares. On December 31, 2003, Xian Tianxing was restructured from a limited liability company without shares to a joint stock limited company. According to the Company Law of the PRC, a “limited liability company” is a company whose shareholders shall assume liability towards the company to the extent of their respective capital contributions, whereas a joint stock limited company is a company having its total capital divided into equal shares and whose shareholders shall assume liability to the extent of their respective shareholdings.

The paid-in capital of Xian Tianxing was funded by the majority shareholders of Skystar Cayman. PRC law currently has limits on foreign ownership of companies. To comply with these foreign ownership restrictions, on October 28, 2005, Skystar Cayman entered into certain exclusive agreements with Xian Tianxing and its shareholders. Xian Tianxing holds the licenses and approvals necessary to operate the bio-pharmaceutical business in China. Pursuant to these agreements, Skystar Cayman provides exclusive technology consulting and other general business operation services to Xian Tianxing in return of a consulting services fee which is equal to Xian Tianxing’s revenue. In addition, Xian Tianxing’s shareholders have pledged their equity interests in Xian Tianxing to Skystar Cayman, irrevocably granted Skystar Cayman an exclusive option to purchase, to the extent permitted under PRC law, all or part of the equity interests in Xian Tianxing and agreed to entrust all the rights to exercise their voting power to the person(s) appointed by Skystar Cayman. Through these contractual arrangements, Skystar Cayman has the ability to substantially influence Xian Tianxing’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval.

See report of independent registered public accounting firm

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY
(Formerly known as The Cyber Group Network Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND ORGANIZATION (Cont’d)

As a result of these contractual arrangements, which obligates Skystar Cayman to absorb a majority of the risk of loss from Xian Tianxing’s activities and enable Skystar Cayman to receive a majority of its expected residual returns, Skystar Cayman accounts for Xian Tianxing as a variable interest entity (“VIE”) under FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”, because the equity investors in Xian Tianxing do not have the characteristics of a controlling financial interest and Skystar Cayman should be considered the primary beneficiary of Xian Tianxing. Accordingly, Skystar Cayman consolidates Xian Tianxing’s results, assets and liabilities.

Because Skystar and Xian Tianxing are under common control, the consolidation of Skystar Cayman and Xian Tianxing has been accounted for at historical cost and prepared on the basis as if the aforementioned exclusive agreements between Skystar and Xian Tianxing had become effective as of the beginning of the first period presented in the accompanying consolidated financial statements.

The Company’s consolidated assets do not include any collateral for Xian Tianxing’s obligations. The creditors of Xian Tianxing do not have recourse to the general credit of the Company.

2.	GOING CONCERN AND MANAGEMENT’S PLAN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2005, the Company had a net working capital deficiency of $1,044,203 that indicates the Company may need additional financing to meet cash requirements for its operations in order to continue as a going concern.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded amounts of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management believes the Company’s ability to continue as a going concern is dependent upon its ability to maintain profitable operations and to obtain additional financing or refinancing as may be required. The Company has recorded net income and generated positive cash inflows from operating activities during the 2004 and 2005 years. Furthermore, the Company has appointed investment bankers to raise funds in the capital market. Management believes the Company will generate sufficient cash flow to meet its obligations on a timely basis in the foreseeable future.

See report of independent registered public accounting firm

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY
(Formerly known as The Cyber Group Network Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

The consolidated financial statements include the financial statements of the Company, its subsidiary, Skystar Cayman, and its variable interest entity, Xian Tianxing. All significant inter-company transactions and balances between the Company, its subsidiary and VIE are eliminated upon consolidation.

Use of estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

Fair values of financial instruments

The Company values its financial instruments as required by Statement of Financial Accounting Standard (SFAS) No. 107, “Disclosures about Fair Value of Financial Instruments”. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. The estimates presented herein are not necessarily indicative of amounts that the Company could realize in a current market exchange.

The Company’s financial instruments primarily consist of cash, accounts receivable, other receivables, other investments, accounts payable and accruals, and short-term related party borrowings.

As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to the short term maturities of these instruments and that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective year ends.

See report of independent registered public accounting firm

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY
(Formerly known as The Cyber Group Network Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Cash

Cash includes cash on hand, demand deposits with banks and liquid investments with an original maturity of three months or less. All of the Company’s cash on hand and certain bank deposits are denominated in Renminbi (“RMB”) and translated at the rate of US$1 to RMB8.0702.

Restricted cash

The Company had restricted cash of $62,000 and $240,964 as of December 31, 2005 and 2004, respectively. The restricted cash was received from the PRC government subsidies and set aside for the specific usages (see Note 14). The restricted funds are kept as bank deposits. Restricted cash is classified as current or non-current assets as of December 31, 2005 and 2004, depending on the expected period when the funds will be put into their specific usages.

Other investments

The Company had other investments of $0 and $240,964, as of December 31, 2005 and 2004, respectively, which represents funds placed with an investment agent pursuant to an agreement entered into between the Company and the investment agent for one year. According to this agreement, the investment agent had full discretion to invest the funds and gave a guarantee that the Company shall incur no loss and be paid a minimum of 5% of return on their investment. Gains on this investment were shared between the Company and the investment agent on the ratio of 60% to 40%. Without readily and practicably determinable fair values, other investments were stated at cost and classified as current according to the maturity of the investment period based on the agreement between the Company and the investment agent.

See report of independent registered public accounting firm

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY
(Formerly known as The Cyber Group Network Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Accounts and other receivables

Accounts and other receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed.

The Company uses the aging method to estimate the valuation allowance for anticipated uncollectible receivable balances. Under the aging method, bad debts percentages determined by management based on historical experience as well as current economic climate are applied to customers’ balances categorized by the number of months the underlying invoices have remained outstanding. The valuation allowance balance is adjusted to the amount computed as a result of the aging method. When facts subsequently become available to indicate that the amount provided as the allowance requires an adjustment which will be classified as a change in estimate. Accounts receivables at December 31, 2005 and 2004 amounted to $247,354 and $706,650 net of allowances of $71,613 and $56,024, respectively.

Inventories

Inventories are stated at the lower of cost, as determined on a first-in, first-out basis, or market. Costs of inventories include purchase and related costs incurred in bringing the products to their present location and condition.

Property, plant and equipment

Property, plant and equipment are recorded at cost. Gains or losses on disposals are reflected as gain or loss in the year of disposal. The cost of improvements that extend the life of plant, property and equipment are capitalized. These capitalized costs may include structural improvements, equipment and fixtures. All ordinary repair and maintenance costs are expensed as incurred.

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets: 10 years for plant and machinery; 10 years for leasehold office building; 10 years for leasehold improvements; 5 years for office equipment; and 10 years for motor vehicles.

See report of independent registered public accounting firm

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY
(Formerly known as The Cyber Group Network Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Property, plant and equipment (Cont’d)

The carrying value of property, plant and equipment is assessed annually and when factors indicating impairment is present, the carrying value of the fixed assets is reduced by the amount of the impairment. The Company determines the existence of such impairment by measuring the expected future cash flows (undiscounted and without interest charges) and comparing such amount to the net asset carrying value. An impairment loss, if exists, is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Leases involving part of a building

The Company accounts for its leasehold office building as capital leases in accordance with SFAS No. 13, “Accounting for Leases”, which requires that a lease involving only part of a building be accounted for as a capital lease, if the fair value of the leasehold property cannot be objectively determinable and if the term of the lease is 75% or more of the estimated remaining economic life of the building in which the leased premises are located.

Construction in progress

Construction in progress includes direct costs of construction of factory building. Interest incurred during the period of construction has not been capitalized as such amounts are considered to be immaterial at this time. Construction in progress is not depreciated until such time as the assets are completed and put into operational use.

Prepaid land use rights

The Company has recorded as prepaid land use rights the costs paid to acquire a long-term interest to utilize the land underlying the Company’s facility. This type of arrangement is common for the use of land in the PRC. The prepaid land use rights are amortized on the straight-line method over the term of the land use rights of 50 years.

See report of independent registered public accounting firm

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY
(Formerly known as The Cyber Group Network Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Intangibles - Technological know-how

Purchased technological know-how includes secret formulas, manufacturing processes, technical and procedural manuals and is amortized using the straight-line method over the expected useful economic life of 5 years, which reflects the period over which those formulas, manufacturing processes, technical and procedural manuals are kept secret to the Company as agreed between the Company and the selling party.

Impairment

The Company accounts for property and equipment, construction-in-progress and amortizable intangible assets in accordance with SFAS No. 121, “Accounting for Impairment of Long-Lived Assets to be Disposed Of”, which requires an impairment loss to be recognized on long-lived assets when the sum of the expected future cash flows (undiscounted and without interest charges) resulting from the use of the assets and its eventual disposition is less than the carrying amount of the asset. Otherwise, an impairment loss is not recognized. Measurement of the impairment loss for long-lived assets is based on the fair value of the asset.

Comprehensive income

SFAS No. 130, “Reporting Comprehensive Income”, requires disclosure of all components of comprehensive income and loss on an annual and interim basis. Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company had comprehensive income of $161,345 and $0 for the years ended December 31, 2005 and 2004, respectively. The comprehensive income for 2005 arose from the changes in foreign currency exchange rates.

Segment information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. The Company believes that it operates in one business segment - research, development, production, marketing and sales of bio-pharmaceutical and veterinary products, and in one geographical segment - China, as all of the Company’s current operations are carried out in China.

See report of independent registered public accounting firm

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY
(Formerly known as The Cyber Group Network Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Revenue recognition

Revenues of the Company include sales of bio-pharmaceutical and veterinary products in China. Sales are recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectibility is reasonably assured. Sales are presented net of value added tax (VAT). No return allowance is made as product returns are insignificant based on historical experience.

Research and development costs

Research and development costs are expensed to operations as incurred. During the years ended December 31, 2005 and 2004, a total of $56,489 and $30,120, respectively, in salaries, professional fees and technical support fees were incurred for research and development purposes which had been expensed in the accompanying statements of operations.

Income taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

Earnings per share

Basic earnings per share (“EPS”) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the effect of the common share equivalents of the Company’s convertible preferred stock outstanding.

See report of independent registered public accounting firm

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY
(Formerly known as The Cyber Group Network Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Earnings per share (Cont’d)

The Company accounts for a stock dividend or split in accordance with SFAS No. 128, “Earnings Per Share”, which requires that a stock dividend or split be accounted for retrospectively if the stock dividend or split occurs during the period, or retroactively if the stock dividend or split occurs after the end of the period but before the release of the financial statements, by considering it outstanding for the entirety of each period presented.

Foreign currency translation

The Company uses the United States dollar (“U.S. dollars”) for financial reporting purposes. The Company’s subsidiary and VIE maintain their books and records in their functional currency, being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, the Company translates the subsidiary’s and VIE’s assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period. Adjustments resulting from the translation of the subsidiary’s and VIE’s financial statements are recorded as accumulated other comprehensive income.

Until July 21, 2005, RMB had been pegged to US$ at the rate of RMB8.30: US$1.00. On July 21, 2005, the PRC government reformed the exchange rate system into a managed floating exchange rate system based on market supply and demand with reference to a basket of currencies. In addition, the exchange rate of RMB to US$ was adjusted to RMB8.11: US$1.00 as of July 21, 2005. The People’s Bank of China announces the closing price of a foreign currency such as US$ traded against RMB in the inter-bank foreign exchange market after the closing of the market on each working day, which will become the unified exchange rate for the trading against RMB on the following working day. The daily trading price of US$ against RMB in the inter-bank foreign exchange market is allowed to float within a band of ±0.3% around the unified exchange rate published by the People’s Bank of China. This quotation of exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People’s Bank of China. Approval of foreign currency payments by the Bank of China or other institutions required submitting a payment application form together with invoices, shipping documents and signed contracts.

See report of independent registered public accounting firm

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY
(Formerly known as The Cyber Group Network Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Foreign currency translation (Cont’d)

Xian Tianxing’s assets and liabilities at December 31, 2005 and its statement of income for the year then ended were translated at the rates of RMB8.0702:US$1.00 and RMB8.1851:US$1.00, respectively, whereas its assets and liabilities as of December 31, 2004, and its statement of income for the year then ended were translated at the single rate of RMB8.30:US$1.00. No representation is made that RMB amounts have been, or would be, converted into US$ at these rates.

Related parties

Parties are considered to be related to the Company if the parties that, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

Recently issued accounting pronouncements

In March 2004, the FASB issued EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued Staff Position EITF 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investments in securities that are impaired; however, the disclosure requirements are effective for annual periods ending after June 15, 2004. Management does not currently believe the adoption of DITF 03-1 will have a material impact on the Company’s financial position or results of operations.

See report of independent registered public accounting firm

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY
(Formerly known as The Cyber Group Network Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Recently issued accounting pronouncements, (Cont’d)

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges...” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities.

The provisions of SFAS 151 shall be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement was issued. The

Company’s adoption of SFAS No. 151 is not currently expected to have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123(R) (revised 2004), “Share-Based Payment”, which amends FASB Statement No. 123 and will be effective for public companies for interim or annual periods beginning after June 15, 2005. The revised standard requires, among other things that compensation cost for employee stock options be measured at fair value on the grant date and charged to expense over the employee’s requisite service period for the option. Due to the absence of observable market prices for employee stock options, the standard indicates that the fair value of most stock options will be determined using an option-pricing model. The Company’s adoption of SFAS No. 123(R) is not currently expected to have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle.

See report of independent registered public accounting firm

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY
(Formerly known as The Cyber Group Network Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Recently issued accounting pronouncements, (Cont’d)

This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company’s adoption of SFAS No. 153 is not expected to have a material impact on the Company’s financial position or results of operations.

In March 2005, the FASB published FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies that the term, conditional asset retirement obligations, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. The interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This interpretation is effective no later than the end of the Company’s fiscal 2006. The adoption of this Interpretation is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 replaces APB No. 20 (“APB 20”) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle whereas SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable. SFAS No. 154 enhances the consistency of financial information between periods. SFAS No. 154 will be effective beginning with the Company’s first quarter of fiscal year 2006. The Company does not expect that the adoption of SFAS No. 154 will have a material impact on its results of operations, financial position or cash flows.

See report of independent registered public accounting firm

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY
(Formerly known as The Cyber Group Network Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Recently issued accounting pronouncements, (Cont’d)

In June 2005, the EITF reached a consensus on Issue No. 05-06, “Determining the Amortization Period for Leasehold Improvements” (EITF 05-06). EITF 05-06 provides guidance for determining the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease, collectively referred to as subsequently acquired leasehold improvements). EITF 05-06 provides that the amortization period used for the subsequently acquired leasehold improvements to be the lesser of (a) the subsequently acquired leasehold improvements’ useful lives, or (b) a period that reflects renewals that are reasonably assured upon the acquisition or the purchase. EITF 05-06 is effective on a prospective basis for subsequently acquired leasehold improvements purchased or acquired in periods beginning after the date of the FASB’s ratification, which was on June 29, 2005. The Company does not anticipate that EITF 05-06 will have a material impact on its consolidated results of operations.

In July 2005, the Financial Accounting Standards Board (FASB) issued an Exposure Draft of a proposed Interpretation “Accounting for Uncertain Tax Positions—an interpretation of FASB Statement No. 109.” Under the proposed Interpretation, a company would recognize in its financial statements its best estimate of the benefit of a tax position, only if the tax position is considered probable of being sustained on audit based solely on the technical merits of the tax position. In evaluating whether the probable recognition threshold has been met, the proposed Interpretation would require the presumption that the tax position will be evaluated during an audit by taxing authorities. The proposed Interpretation would be effective as of the end of the first fiscal year ending after December 15, 2005, with a cumulative effect of a change in accounting principle to be recorded upon the initial adoption. The proposed Interpretation would apply to all tax positions and only benefits from tax positions that meet the probable recognition threshold at or after the effective date would be recognized. The Company is currently analyzing the proposed Interpretation and has not determined its potential impact on our Consolidated Financial Statements. While we cannot predict with certainty the rules in the final Interpretation, there is risk that the final Interpretation could result in a cumulative effect charge to earnings upon adoption, increases in future effective tax rates, and/or increases in future interperiod effective tax rate volatility.

See report of independent registered public accounting firm

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY
(Formerly known as The Cyber Group Network Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Recently issued accounting pronouncements, (Cont’d)

In October 2005, FASB Staff Position (FSB) FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period” was issued. This FSP concluded that rental costs associated with ground or building operating leases that are incurred during a construction period be expensed. The guidance in the FSP is required to be applied to the first reporting period beginning after December 15, 2005. The adoption of this pronouncement is not expected to have a material impact on the Company’s financial position or results of operations.

The management of the Company does not expect these recent pronouncements to have a material impact on the Company’s financial position or results of operations.

4.	DISCONTINUED OPERATIONS

On March 16, 2004, the Company established a subsidiary named Xian Tian Xing Digital Sci-Tech Development Co., Ltd. (“Tian Xing Digital”) in which the Company injected capital of $216,867 representing a 90% equity interest. Tian Xing Digital engages in the sales of digital and electronic products in China. On December 20, 2004, management of the Company determined to dispose of Tian Xing Digital and reached an agreement with Mr. Lu Weibing, a director of the Company to sell the Company’s entire 90% equity interest in Tian Xing Digital to him for its book cost of $216,867. Results of operations of Tian Xing Digital classified as discontinued in the accompanying consolidated statement of income consisted of revenue and net loss of $347,793 and $6,045, respectively, for the period from its establishment date to the sale date. The Company recognized a gain on the sale of Tian Xing Digital of $6,045.

Statement of Financial Accounting Standards (“SFAS”) No. 94, “Consolidation of All Majority-Owned Subsidiary” requires that all majority-owned subsidiaries shall be consolidated except those where control is likely to be temporary or it does not rest with the majority owner. Accordingly, no consolidated financial statements have been prepared to consolidate Tian Xing Digital for the year ended December 31, 2004, because management of the Company determined to dispose of Tian Xing Digital shortly after it was established and control over Tian Xing Digital was temporary.

See report of independent registered public accounting firm

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY
(Formerly known as The Cyber Group Network Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially expose the Company to concentrations of credit risk, consist of cash and accounts receivable as of December 31, 2005 and 2004. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

As of December 31, 2005 and 2004, the Company’s bank deposits were all placed with banks in the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of bank failure.

For the years ended December 31, 2005 and 2004, all of the Company’s sales arose in the PRC. In addition, all accounts receivable as at December 31, 2005 and 2004 also arose in the PRC.

The largest three customers in the year 2005 accounted for approximately 2.2%,of the Company’s total revenues for 2005, while the largest three customers in 2004 accounted for 8.5% of the Company’s total revenues for 2004.

The largest three vendors in the year 2005 accounted for approximately 24% of the Company’s total purchases for 2005, while the largest three vendors in 2004 accounted for 19.8% of the Company’s total purchases for 2004.

6.	RESTRICTED CASH

Restricted cash consists of the following:

	December 31,
	2005	2004

Funds received from PRC government subsidies (see Note 14)
- Short term	$62,000	$–
- Long term	–	240,964

Total restricted cash	$62,000	$240,964

See report of independent registered public accounting firm

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY
(Formerly known as The Cyber Group Network Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	INVENTORIES

Inventories consist of the following:

	December 31,
	2005	2004

Raw materials	$85,563	$89,956
Packing materials	42,552	65,842
Finished goods	47,172	13,594
Other inventory	400	1,131
Total	$175,687	$170,523

8.	LOANS RECEIVABLE

The loans receivable of $1,192,664 as of December 31, 2004 were unsecured and for terms of one to two years. These loans bore interest at monthly interest rates of 0.55% to 0.63%.

The loans receivable of $261,640 as of December 31, 2005 are unsecured, non-interest bearing and for terms less than one year. The Company has a long standing business relationship with these companies and in order to maintain this relationship they have made these short term loans.

9.	OTHER RECEIVABLES

Other receivables consist of the following:

	December 31,
	2005	2004

Non-interest bearing, unsecured receivables	$–	$295,193
Cash advances to staff and salespersons for normal business purposes	19,085	20,861
Others	8,923	1,998
	$28,008	$318,052

See report of independent registered public accounting firm

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY
(Formerly known as The Cyber Group Network Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	PREPAID LAND USE RIGHTS

The Company has recorded as prepaid land use rights the costs paid to acquire a long-term interest to utilize the land underlying the Company’s facilities. This type of arrangement is common for the use of land in the PRC. The prepaid land use rights are being amortized on the straight-line method over the term of the land use rights of 50 years. The total cost of the land use rights as of December 31, 2005 and 2004 amounted to $319,971 and $311,171, net of accumulated amortization of $12,550 and $6,249 , respectively. Amortization expense for the years ended December 31, 2005 and 2004 amounted to $6,301 and $6,249, respectively.

The Company has pledged the prepaid land use rights to a third party as security against a non-interest bearing loan of the Company.

11.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,
	2005	2004

Plant and machinery	$221,475	$206,667
Leasehold improvements and office building	323,591	16,300
Office equipment	126,540	97,993
Motor vehicles	110,972	100,353
	782,578	421,313
Less: Accumulated depreciation	(216,389)	(124,983)
	566,189	296,330
Construction in progress	7,998,171	17,075
Total, net	$8,564,360	$313,405

Construction in progress included above was the construction a production base which operations will meet the Good Manufacturing Practices Standard (“GMP Standard”). The construction work commenced in late 2004 and will be completed at the end of 2006.

The Company anticipates that the new factory can generate sufficient cash flows and therefore management does not determine the existence of impairment loss on the construction in progress.

See report of independent registered public accounting firm

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY
(Formerly known as The Cyber Group Network Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	PROPERTY, PLANT AND EQUIPMENT (Cont’d)

The depreciation expense was $92,941 and $46,331 for the years ended December 31, 2005 and 2004, respectively.

The Company has pledged its leasehold office building with net book value of $251,308 at December 31, 2005 to a bank as the security against the bank borrowing of a related party (see Note 19(e)).

12.	INTANGIBLE

Technological know-how consists of the following:

	December 31,
	2005	2004

Cost	$123,948	$120,482
Less: Accumulated amortization	(74,348)	(48,193)
Total	$49,600	$72,289

The amortization expense on the technological know-how was $26,155 and $24,097 for the years ended December 31, 2005 and 2004, respectively.

13.	INTEREST-BEARING SHORT-TERM LOAN

The short-term loan of $37,200 as of December 31, 2005 is for a term of one year from August 10, 2005 to August 10, 2006 and secured by a guarantee given by a third party, and bears interest at 0.8835% per month.

The short-term loan of $36,145 as of December 31, 2004 was for a term of one year from August 10, 2004 to August 10, 2005 and secured by a guarantee given by a third party, and bore interest at 0.885% per month. It was fully repaid in 2005.

Interest expense for the years ended December 31, 2005 and 2004 amounted to $3,982 and $5,934, respectively.

See report of independent registered public accounting firm

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY
(Formerly known as The Cyber Group Network Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	DEFERRED SUBSIDY GRANT

The amounts represent subsidies for hi-tech projects granted by the PRC government. A subsidy in the amount of $602,410 was approved the PRC government to be granted to the Company for the purpose of constructing a new factory which operations will meet the Good Manufacturing Practices Standard (“GMP Standard”). In 2003, $481,928 was received by the Company and the remaining $120,482 will be paid to the Company when the new factory is substantially completed and placed in service. According to the PRC’s government regulations for these types of grants, the funds being granted maybe treated as capital contributed by the company appointed by the PRC government (“contributing company”) or as a loan from such company which the Company will be required to repay. However, no agreement has yet been reached with the contributing company regarding the final treatment of this subsidy. Therefore, the amount is included under non-current liabilities.

Also in 2003, another subsidy of $240,964 was received for financing the Company’s research and development activities. In 2005, the Company applied and utilized $185,869 in paying for the construction of the new plant facility. As the Company expects that final arrangement with the Government may not be confirmed within year 2006, the amount is included under non-current liabilities.

In 2005, another subsidy of $83,108 was received for the Company’s research and development activities. This amount was put into use during the year. Since the final treatment of these funds may not be confirmed in 2006, this amount is included under non-current liabilities.

15.	CAPITAL TRANSACTIONS

On November 7, 2005, the Company completed a stock exchange transaction with the stockholders of Skystar Cayman, as more fully described in Note 1.

On February 15, 2006, the Company effected a one-for-three hundred ninety seven (1:397) reverse stock split of the outstanding shares of the Company’s common stock. As a result, the total number of outstanding shares of the Company’s common stock was reduced from 500,000,000 to 1,260,651 issued and outstanding.

See report of independent registered public accounting firm

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY
(Formerly known as The Cyber Group Network Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	CAPITAL TRANSACTIONS (Cont’d)

Furthermore, on February 15, 2006, the Company also effected a one for ten (1:10) reverse stock split of the Company’s authorized shares of the Company’s preferred stock. As a result, the total number of authorized shares was reduced from 500,000,000 to 50,000,000. Per the conversion rights set forth in the certificate of designation for the series “B” convertible preferred stock, at the same time that the amendment to the Company’s articles of incorporation was filed that created sufficient authorized shares of common stock to permit full conversion of all 48,000,000 series “B” preferred shares, all of the series “B” preferred shares shall automatically be converted into 10,745,548 shares of common stock that shall equal to 89.5% of the total issued and outstanding shares.

16.	STATUTORY RESERVES

As stipulated by the PRC’s Company Law and as provided in Xian Tianxing’s Articles of Association (as amended on December 31, 2003), Xian Tianxing’s net income after taxation can only be distributed as dividends after appropriation has been made for the following:

(i)	Making up of cumulative prior years’ losses, if any;
(ii)
Allocations to the “Statutory surplus reserve” of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company’s registered capital, which is restricted for set off against losses, expansion of production and operation or increase in registered capital;

(iii)
Allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company’s “Statutory common welfare fund”, which is restricted for capital expenditure for the collective benefits of the Company’s employees; and

(iv)	Allocations to the discretionary surplus reserve, if approved in the shareholders’ general meeting.

On December 31, 2003, Xian Tianxing established a statutory surplus reserve as well as a statutory common welfare fund and commenced to appropriate 10% and 5%, respectively of the net income after taxation to these reserves. The amounts included in the statutory reserves consisted of surplus reserve of $201,064 and common welfare fund of $163,396 as of December 31, 2005, respectively.

See report of independent registered public accounting firm

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY
(Formerly known as The Cyber Group Network Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	INCOME TAXES

The Company is registered in the State of Nevada whereas its subsidiary, Skystar is a tax exempted company incorporated in the Cayman Islands and conducts all of its business through its PRC VIE, Xian Tianxing.

Xian Tianxing is subject to PRC’s Enterprise Income Tax. Pursuant to the PRC Income Tax Laws, Enterprise Income Taxes is generally imposed at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax. However, the Company has been approved as a new technology enterprise and under PRC Income Tax Laws, it is entitled to a preferential tax rate of 15%.

The provision for taxes on earnings consisted of:

	Year ended December 31,
	2005	2004
Current PRC income tax expense:
Enterprise Income Tax	$238,058	$204,404

A reconciliation between the income tax computed at the statutory rate and the Company’s income tax expense is as follows:

	Year ended December 31,
	2005	2004

Tax amount computed at the preferential statutory rate of 15%	$273,832	$197,881
Other	(35,774)	6,523
Provision for income taxes	$238,058	$204,404

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate:

	2005	2004

U.S. Statutory rate	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)
China income taxes	15.0	15.0
Total provision for income taxes	15.0%	15.0%

The estimated tax savings due to the reduced tax rate for the years ending December 31, 2005 and, 2004 amounted to $285,669, and $245,285, respectively. The net effect on earnings per share if the income tax had been applied would decrease earnings per share for December 31, 2005 and 2004 to $0.23 and $0.19, respectively.

No significant deferred tax liabilities or assets existed as of either December 31, 2005 or 2004.

See report of independent registered public accounting firm

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY
(Formerly known as The Cyber Group Network Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	EARNINGS PER SHARE

Basic earnings per share (EPS) for the years ended December 31, 2005 and 2004 were determined by dividing net income for the years by the weighted average number of common shares outstanding. Diluted earnings per share for the years ended December 31, 2005 and 2004 included the effect of 48,000,000 shares of the Company’s series “B” convertible preferred stock, which were issued pursuant to the stock exchange transaction on November 7, 2005, as more fully described in Note 1, and conferred with the right of conversion into common shares that equal 89.5% of the total issued and outstanding common stock, as more fully described in Note 15. The weighted average number of common shares outstanding was adjusted to account for the effects of the share exchange transaction as a reverse acquisition as more fully described in Note 1.

The Company has retroactively adjusted the weighted average number of common shares outstanding by deeming that the one-for-three hundred ninety seven (1:397) reverse stock split effected on February 16, 2006 had occurred as of the beginning of the earliest period presented.

The reconciliations of the denominators of the basic and diluted EPS computations are as follows:

Denominator for Basic EPS	1,260,651

Weighted average effect on denominator for Basic EPS	189,961
Effect of series “B” convertible preferred stock	10,745,548

Denominator for Diluted EPS	10,935,509

See report of independent registered public accounting firm

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY
(Formerly known as The Cyber Group Network Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

(a)	Related party receivables and payables

Amounts receivable from and payable to related parties are summarized as follows:

	Year ended December 31,
	2005	2004
Amounts due from shareholders:
Mr. Wei Wen, also a director of the Company	$21,503	$26,995
Mr. Weibing Lu, also a director of the Company	101,463	597,656
Ms. Aixia Wang	–	71,687
Mr. Chongxin Wang	–	12,651
Xian Investment Company	–	36,144
Total	$122,966	$745,133

Amount due to shareholders:
Ms. Guanming Wang	$–	$24,096
Ms. Aixia Wang	8,618	–
Mr. Wucai Ji	63,860	–
Mr. Yuantai Wang	6,200	–
Total	$78,678	$24,096

Amount due to / from a related company:
Shaanxi Xingji Electronic Sci-Tech Company Limited (“Shaanxi Xingji”) (see (d)(ii) and (iii) below)	$587,016	$–

Amount due to a related company:
Tian Xing Digital - a company owned by a director (see (c) below)	$24,676	$11,084

Balances with shareholders and related companies represent advances to or loans from the respective shareholders or related companies, except for Mr. Weibing Lu, the receivable due from whom also includes the amount arising from the consideration for the sale of a subsidiary to him (see (c) below). These balances, except Shaanxi Xingji (see (d)(iii) below), are interest free and unsecured and have no fixed repayment date. It is expected that the balances will be received or repaid within one year.

See report of independent registered public accounting firm

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY
(Formerly known as The Cyber Group Network Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	RELATED PARTY TRANSACTIONS AND ARRANGEMENTS (Cont’d)

(b)	Investment agreement with a shareholder

In September 2004, the Company entered into an agreement with Xian Investment Company (“Xian Investment”), which is a shareholder of the Company and engages in investment activities, whereby the Company placed funds of $240,964 with Xian Investment. Xian Investment has full discretion to invest the funds for a period of one year and guarantees that the funds will be repaid and that no loss will be incurred by the Company. Gain on investment of the funds will be shared between the Company and Xian Investment on the ratio of 60% to 40%. The investment was returned to the Company in 2005.

(c)	Disposal of subsidiary to a director

On December 20, 2004, the Company sold its 90% equity interest in Tian Xing Digital, to Mr. Weibing Lu, a director of the Company, for a cash consideration of $216,867 and recognized a gain of $6,045 thereon (see Note 4).

(d)	Amount due from / to Shaanxi Xingji

(i)	The wife of a shareholder and director, Mr. Weibing Lu, is the shareholder of Shaanxi Xingji.

(ii)
The amount of $624,216 due from Shaanxi Xingji is non-interest bearing, unsecured and has no fixed repayment date. On March 26, 2006, Shaanxi Xingji submitted a statement to the Company to promise that Shaanxi Xingji would repay the amount in full by December 31, 2006.

(iii)	The amount of $37,200 due to Shaanxi Xingji bears interest at 0.885% per month. It is unsecured and has no fixed repayment term.

(e)	Security against bank borrowings of a related company

The Company has pledged a leasehold improvement office building with net book value of $251,308 at December 31, 2005 to a bank as the security against the bank borrowings of a related party.

See report of independent registered public accounting firm

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY
(Formerly known as The Cyber Group Network Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.	CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

The Company’s operations are all carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC’s economy.

The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

21.	COMMITMENTS AND CONTINGENCIES

(a)	Capital expenditure commitments

During the fiscal year 2005, the Company entered into various contracts for the construction of a new plant. Accommodating the research and development center and a number of production lines, the new plant will enable the Company to consolidate its existing operations and to expand production capacity for its bio-pharmaceutical business. Furthermore, the Company also entered into several contracts to purchase machinery for its bio-pharmaceutical business.

The Company’s commitments for capital expenditure as of December 31, 2005 are as follows:

Contracted but not accrued for:
Construction of a new plant	$2,468,950
Purchase of machinery	473,369
Totals	$2,942,319

See report of independent registered public accounting firm

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY
(Formerly known as The Cyber Group Network Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.	COMMITMENTS AND CONTINGENCIES (Cont’d)

(b)	Lease commitments

The Company has entered into a tenancy agreement for the lease of factory premises for a period of ten years from October 1, 2004 to September 30, 2014 with an annual rent of $10,656, which is subject to a 10% increase every four subsequent years. The Company’s commitments for minimum rental payments under this lease for the next five years and thereafter are as follows:

Year:
2006	$10,493
2007	10,493
2008	11,541
2009	11,723
2010	11,723
Thereafter	42,383
98,356

Total rent expense for the years ended December 31, 2005 and 2004 amounted to $10,493 and $6,189, respectively.

(c)	Guarantee

The Company has given a guarantee to the extent of $30,978 for the bank borrowing of a third party .

(d)	Legal proceedings

The Company has learned that Gregory Evans (“Plaintiff”) filed suit against the Company, R. Scott Cramer, Steve Lowe and David Wassung ( “Defendants”) in State of Nevada District Court in Clark Country, Nevada, alleging causes of action for “Refusing to Call Vote of Shareholders” and “Conversion” on or about November 18, 2005. The Company has not been served with a summons or complaint in the matter. The Company denies the Plaintiff’s claims and intends to vigorously defend against them if such complaint is properly served on the Company.

Other than the above described legal proceeding, the Company is not aware of any legal proceedings in which purchasers, any director, officer, or any owner of record or beneficial owner of more than five percent of any class of voting securities of the Company, or any affiliate of purchaser, or of any such director, officer, affiliate of the Company, or security holder, is a party adverse to Company or has a material interest adverse to the Company. No provision has been made in the consolidated financial statements for the above contingencies.

See report of independent registered public accounting firm

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY
(Formerly known as The Cyber Group Network Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.	COMMITMENTS AND CONTINGENCIES (Cont’d)

(e)	Social insurance of Xian Tianxing’s Employees

According to the prevailing laws and regulations of the PRC, Xian Tianxing is required to cover its employees with medical, retirement and unemployment insurance programs. Management believes that due to the transient nature of its employees, Xian Tianxing does not need to provide all employees with such social insurance.

In the event that any current or former employee files a complaint with the PRC government, Xian Tianxing may be subject to making up the social insurance as well as administrative fines. As the Company believes that these fines would not be material, no provision has been made in this regard.

22.	COMPARATIVE FIGURE

Certain prior year figures have been reclassified to conform to the current year presentation.

23.	SUBSEQUENT EVENTS

On February 15, 2006, the Company effected the following changes to its capital structure (see Note 15):

(a)	the issued and outstanding common shares were reduced from 500,000,000 to 1,260,651 by a one-for-three hundred ninety seven (1:397) reverse stock split; and
(b)	the authorized shares of preferred stock were reduced from 500,000,000 to 50,000,000 by a one-for-ten (1:10) reverse stock split.

Pursuant to the conversion rights for the series “B” preferred stock, upon the Company effecting the reverse split of its authorized shares that created sufficient authorized shares of common stock to permit full conversion of all 48,000,000 series “B” preferred shares, all of the 48,000,000 shares of the series “B” preferred stock shall be automatically converted into such number of common shares that would equal 89.5% of the total issued and outstanding common shares. (See also Note 15.) As a result, the 48,000,000 series “B” preferred shares shall be converted into 10,745,548 shares of common stock.

See report of independent registered public accounting firm

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

As reported in a Form 8-K Current Report filed with the Commission on January 19, 2006 and as amended in a Form 8-K/A filed on January 27, 2006, the Company changed its independent accountants from Weinberg & Company, P.A. to GC Alliance Limited, effective January 18, 2006. Thereafter, in a Form 8-K Current Report filed with the Commission on February 27, 2006 and amended in a Form 8-K/A filed on March 3, 2006, the Company then changed its independent accountants from GC Alliance Limited to Moore Stephens Wurth Frazer and Torbet LLP, effective February 21, 2006.

Item 8A.	Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). This evaluation was carried out under the supervision and with the participation of our management, principally our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer.

Our disclosure controls and procedures provide our Chief Executive Officer and Chief Financial Officer reasonable assurances that our disclosures are appropriate. However, company management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all human error. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact there are internal resource constraints, and the benefit of controls must be weighed relative to their corresponding costs. Because of the limitations in all control systems, no evaluation of controls can provide complete assurance all control issues and instances of error, if any, within our company are detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to human error or mistake. Additionally, controls, no matter how well designed, could be circumvented by the individual acts of specific persons within the organization. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated objectives under all potential future conditions.

During the last fiscal quarter to which this report relates, there were no changes in the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to deficiencies and material weaknesses.

Item 8B.	Other Information.

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

DIRECTORS AND EXECUTIVE OFFICERS

The following tables set forth information regarding the Company’s current executive officers and directors of the Company. The Board of Directors is comprised of only one class. Except as otherwise described below, all of the directors will serve until the next annual meeting of stockholders or until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the federal securities laws.

Name	Age	Position	Director Since

Weibing Lu, Chief Executive Officer	42	Chief Executive Officer and Chairman of the Board of Directors	February 2006
Erna Gao, Chief Financial Officer	48	Chief Financial Officer and Director	February 2006
Wei Wen, Secretary	39	Secretary and Director	February 2006
Xinya Zhang	56	Director	February 2006
R. Scott Cramer	42	Director	October 2001
Steve Lowe	37	Director	January 2003

Weibing Lu, Chief Executive Officer and Director

Mr. Weibing Lu, Chief Executive Officer, is 42 years old. Mr. Lu received his bachelor’s degree in science from Wuhan University of Mapping Science and Technology (now known as Wuhan University) in 1985. In 1986, he was a teacher of College of Xian Geology. Mr. Lu received his Master’s degree in Business Administration in 1999 from Xian University. Mr. Lu has vast experience in the biotechnology field and in enterprise management. In 1992, he set up the Xian Xingji Electronic Engineering Company and served as its Chairman and President until 1997. In 2002, he was awarded as the title of “Outstanding Enterpriser of Xian Feed Industry” and appointed as a director of Xian Institute of Feed Industry. In July of 1997, he set up Xian Tianxing Science and Technology Development Co., Ltd. In December of 2003, Xian Tianxing Science and Technology Development Co., Ltd. was reorganized and became Xian Tianxing Bio-pharmaceutical Co., Ltd. Since December 2003, Mr. Lu has served as Chairman of the Board and President of Xian Tianxing Bio-Pharmaceutical Co., Ltd.

Erna Gao, Chief Financial Officer and Director

Ms. Erna Gao, Chief Financial Officer, is 48 years old. Ms. Gao graduated from Xi’an TB University in Accountancy in 1986. From 1982 to 2001, she was an accountant, senior accountant and accountant manager at the Kunlun Electrical Engineering Company. From 2001 to 2004, she was chief accountant at Dongda Petroleum Company. Since March 2004, she has been the Chief Financial Officer of Xian Tianxing Bio-Pharmaceutical Co., Ltd.

Wei Wen, Secretary and Director

Mr. Wei Wen, Director, is 39 years old. Mr. Wen graduated from Xian University of Science and Industry in 1986. From 1990 to 1994, Mr. Wen was the manager of Sales Department of Xian Zhongtian Science and Technology Development Co., Ltd. Then, from 1994 to 1997, Mr. Wen served as Vice General Manager & Manager of Sales Department of Xian Xingji Electronic Engineering Company. In 1997, Mr. Wen was appointed as the Vice General Manager of Xian Tianxing Science and Technology Development Co., Ltd. in 1997. After the reorganization of the company in December of 2003, Mr. Wen was appointed and continues to serve as Vice General Manager and the Secretary of the Board of Directors of Xian Tianxing Bio-Pharmaceutical Co., Inc.

Xinya Zhang, Director

Mr. Xinya Zhang, Director, is 56 years old. Mr. Zhang graduated from Northwest Agricultural University in Shanxi, China. From 1990 to 1997, he was the Factory Director and General Engineer of Xian Hua’an Livestock Group Company Feed Factory. In July of 1997, he joined Xian Tianxing Science and Technology Development Co., Ltd. and was appointed as the company’s Vice General Manager. Since the company’s reorganization in December of 2003, Mr. Zhang has served as Vice General Manager of Xian Tianxing Bio-Pharmaceutical Co., Inc.

R. Scott Cramer, Director

Mr. R. Scott Cramer, Director, is 42 years old. Mr. Cramer was previously the Chairman, Chief Executive Officer and Chief Financial Officer of The Cyber Group and remains on our Board of Directors. Mr. Cramer is currently the President of Cramer & Associates, a firm specializing in retirement management, estate planning and investments. Mr. Cramer has held this position for many years and has built a solid standing in the investment field.

Steve Lowe, Director

Mr. Steve Lowe, Director, is 37 years old. He was employed by R R Donnelley, North America’s largest printer, where he held positions from entry-level to manufacturing supervision during his eighteen-year employment. During the year of 2005 Mr. Lowe accepted a Manager’s position with Cadmus Professional Communications. Cadmus provides global, end-to-end, innovative publisher and packaging solutions designed to meet the unique needs of professional publishers, not-for-profit societies and corporations. Mr. Lowe is actively pursuing a degree in business management through the Penn State University.

Family Relationships

There are no family relationships between or among any of the current directors, executive officers or persons nominated or charged by the Company to become directors or executive officers.

Involvement in Certain Legal Proceedings

There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony. Nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

Audit Committee and Independent Directors

As the Company believes that our Board of Directors has the integrity and the resources to oversee the control of the operations of the Company, the Company has not established an audit committee, nor do we have a financial expert on our Board of Directors as that term is defined by Item 401(e)(2).

Section 16(a) Beneficial Ownership Reporting Compliance:

Section 16(a) of the Exchange Act requires the Company’s officers, directors, and persons who beneficially own more than 10% of the Common Stock to file reports of ownership and changes in ownership with the Commission. These reporting persons also are required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company’s review of these reports or written representations from certain reporting persons, during the fiscal year ended December 31, 2004, and during the current fiscal year, the Company believes that all filing requirements applicable to the Company’s officers, directors, greater-than-ten-percent beneficial owners and other persons subject to Section 16(a) of the Exchange Act were met, except that directors R. Scott Cramer, Steve Lowe and former director David Wassung were not able to file their Form 3 within 10 days after he was elected or appointed an officer and/or director of the Company nor were they able to file Form 4’s or Form 5’s in connection with transactions that occurred in the last fiscal year and/or in the current fiscal year.

Item 10.	Executive Compensation.

SUMMARY COMPENSATION TABLE

						LONG TERM COMPENSATION
		ANNUAL COMPENSATION				AWARDS		PAYOUTS
Name and Principal Position	Year	Salary ($)		Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/SARs	LTIP Payout ($)	All Other Compen- sation ($)
Weibing Lu,	2005		$0
Current CEO (2)	2004	$	N/A
	2003	$	N/A

Scott Cramer,	2005		$60,000
Former CEO	2004		$60,000
and CFO (1)	2003		$60,000
__________
(1)
As of December 31, 2004, Mr. Cramer was the Chief Executive Officer of the Company. Mr. Cramer had not received any payment for his position until immediately prior to the closing of the Transaction and as a result his salary was accrued as an expense. Mr. Cramer resigned as the Company’s Chief Executive Officer and Chief Financial Officer in connection with the Transaction on November 7, 2005 but remains as a Company director.

(2)	Mr. Weibing Lu was appointed as the Company’s Chief Executive Officer in connection with the Transaction on November 7, 2005 but he did not receive any compensation for 2005.

STOCK OPTION GRANTS AND EXERCISES

For the Company’s most recent fiscal year ended December 31, 2005, the Company did not issue any options or Stock Appreciation Rights to any officers, employees or directors.

EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

We currently have no employment agreements with any of our executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer’s responsibilities following a change-in-control.

COMPENSATION OF DIRECTORS

During the most recent fiscal year, our directors were to be compensated as follows:

R. Scott Cramer was appointed to the Board on November 8, 2001 and accepted the Chief Executive Officer position on March 8, 2002. As a Chairman of the Board, Mr. Cramer was to be paid $60,000 per year in cash, stock, stock options or a combination, thereof.

Steve Lowe was appointed to the Board on January 27, 2003. As a member of the Board of Directors, Mr. Lowe was to be paid $50,000 per year in cash, stock, stock options or a combination, thereof.

David Wassung was appointed to the Board on October 1, 2004 and resigned effective as of November 7, 2005. As a member of the Board of Directors, Mr. Wassung was to be paid $50,000 per year in cash, stock, stock options or a combination, thereof. Mr. Wassung resigned as Director on November 7, 2005.

Prior to the closing of the Share Exchange Transaction on November 7, 2005 (described in Item 1 above), the Company issued common stock to the above persons as compensation for all accrued amounts owed to them as directors and/or officers.

After the change in control that occurred as a result of the Share Exchange Transaction, we do not have any compensation arrangements with our directors.

EXERCISES OF STOCK OPTIONS AND YEAR-END OPTION VALUES

No share purchase options were exercised by the Company’s officers, directors, and employees during the fiscal year ended December 31, 2005.

Item 11.	Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of April 12, 2006, certain information regarding the ownership of the Company’s capital stock by the following persons on such date: each of the directors and executive officers, each person who is known to be a beneficial owner of more than 5% of any class of our voting stock, and all of our officers and directors as a group. Unless otherwise indicated below, to our knowledge, all persons listed below had sole voting and investing power with respect to their shares of capital stock, except to the extent authority was shared by spouses under applicable community property laws.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of our common stock subject to options, warrants or convertible securities exercisable or convertible within 60 days of April 12, 2006 were deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person, and was based on 12,606,199 shares of the Common Stock issued and outstanding on a fully diluted basis, as of April 12, 2006.

Title of Class	Name and Address of Beneficial Owners (1)	Amount of Beneficial Ownership	Percent of Class (2)

Common Stock	Upform Group Limited (3)	5,065,415	40.18%
Common Stock	Clever Mind International Limited (4)	4,479,513	35.53%
Common Stock	Weibing Lu, Director and Chief Executive Officer (3)	5,065,415	40.18%
Common Stock	Wei Wen, Director (4)	4,479,513	35.53%
Common Stock	Xinya Zhang, Director (3)	5,065,415	40.18%
Common Stock	Erna Gao, Director and Chief Financial Officer	0	0%
Common Stock	R. Scott Cramer, Director (5)	582,231	4.62%
Common Stock	Steve Lowe, Director (6)	188,411	1.49%
	All officers and directors as a group (6 total)	10,315,570	81.82%
____________
(1)	Unless otherwise noted, the address for each of the named beneficial owners is: Rm. 10601, Jiezuo Plaza, No.4, Fenghui Road South, Gaoxin District, Xian Province, PRC.

(2)	The number of outstanding shares of common stock of Skystar is based upon 12,006,199 shares. Figures may vary slightly due to rounding.

(3)
Upform Group Limited’s (“Upform Group”) address is Sea Meadow House, Blackburne Highway, P.O. Box 116, Road Town, Tortola, British Virgin Islands. Weibing Lu and Xinya Zhang are directors of the Upform Group. Mr. Lu is the majority shareholder and the Chairman of the Board of Directors of Upform Group, and thus Mr. Lu indirectly owns the shares held by Upform Group, through his majority ownership of Upform Group. Thus, the number of shares reported herein as beneficially owned by Mr. Lu therefore includes the shares held by Upform Group. Similarly, because Xinya Zhang is a director of Upform Group, he might be deemed to have or share investment control over Upform Group’s portfolio. Thus, the number of shares reported herein as beneficially owned by Ms. Zhang also include the shares held by Upform Group.

(4)
Clever Mind International Limited’s (“Clever Mind”) address is: Sea Meadow House, Blackburne Highway, P.O. Box 116, Road Town, Tortola, British Virgin Islands. Wei Wen is Chairman of the Board of Directors of Clever Mind and owns approximately 2.3% of the issued and outstanding shares of Clever Mind. Because Mr. Wen is a director of Clever Mind, he might be deemed to have or share investment control over Clever Mind’s portfolio. Thus, the number of shares reported herein as beneficially owned by Mr. Wen includes the shares held by Clever Mind.

(5)	R. Scott Cramer address is: 1012 Lewis Dr., Winter Park, FL 32789. Includes 571,411 shares held by the Cramer Family Trust of which Mr. Cramer is the sole trustee and sole primary beneficiary.

(6)	Steve Lowe address is: 1254 Cider Press Rd., Manheim, PA 17545.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	--	--
Equity compensation plans not approved by security holders	0	0	2,093,452 (1)
TOTAL	0	0	2,093,452

___________
(1)
As of December 31, 2005, the Company had the following equity compensation plan in effect: On October 16, 2002, the Company adopted a stock incentive plan for officers, directors, employees, and consultants entitled the “Cyber Group Network Corporation Stock Incentive Plan # 2 (hereinafter the “2002 Plan”). The maximum number of shares that may be issued under the Plan is 40,000,000 shares of our common stock. The 2002 Plan has not previously been approved by security holders and awards may be granted under this Plan until October 15, 2012. Under this plan, the Company may issue common stock and/or options to purchase common stock to certain officers, directors and employees and consultants of the Company and its subsidiaries. The 2002 Plan is administered by either the Compensation Committee or a committee appointed by the Board, which is comprised of a combination of two or more officers and/or members of the Board. The committee has full and complete authority, in its discretion, but subject to the express provisions of the Plan to approve the eligible persons nominated by the management of the Company to be granted awards of common stock “Awards”) or stock options, to determine the number of Awards or stock options to be granted to an eligible person; to determine the time or times at which or stock options shall be granted; to establish the terms and conditions upon which Awards or Stock Options may be exercised; to remove or adjust any restrictions and conditions upon Awards or Stock Options; to specify, at the time of grant, provisions relating to exercisability of Stock Options and to accelerate or otherwise modify the exercisability of any Stock Options; and to adopt such rules and regulations and to make all other determinations deemed necessary or desirable for the administration of the Plan.

Item 12.	Certain Relationships and Related Transactions.

Set forth below are the related party transactions between Xian Tianxing’s shareholders, officers and/or directors, and Xian Tianxing, with whom Skystar has contractual arrangements which give Skystar the ability to substantially influence Xian Tianxing’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval.

(a)	Related party receivables and payables

Amounts receivable from and payable to related parties are summarized as follows:

	Year ended December 31,
	2005	2004
Amounts due from shareholders:
Mr. Wei Wen, also a director of the Company	$21,503	$26,995
Mr. Weibing Lu, also a director of the Company	101,463	597,656
Ms. Aixia Wang	–	71,687
Mr. Chongxin Wang	–	12,651
Xian Investment Company	–	36,144
Total	$122,966	$745,133

Amount due to shareholders:
Ms. Guanming Wang	$–	$24,096
Ms. Aixia Wang	8,618	–
Mr. Wucai Ji	63,860	–
Mr. Yuantai Wang	6,200	–
Total	$78,678	$24,096

Amount due from a related company
Shaanxi Xingji Electronic Sci-Tech Company Limited (“Shaanxi Xingji”) (see (d)(ii) and (iii) below)	$587,016	$–

Amount due to a related company:
Tian Xing Digital - a company owned by a director (see (c) below)	$24,676	$11,084

Balances with shareholders and related companies represent advances to or loans from the respective shareholders or related companies, except for Mr. Weibing Lu, the receivable due from whom also includes the amount arising from the consideration for the sale of a subsidiary to him (see (c) below). These balances, except Shaanxi Xingji (see (d)(iii) below), are interest free and unsecured and have no fixed repayment date. It is expected that the balances will be received or repaid within one year.

(b)	Investment agreement with a shareholder

In September 2004, the Company entered into an agreement with Xian Investment Company (“Xian Investment”), which is a shareholder of the Company and engages in investment activities, whereby the Company placed funds of $240,964 with Xian Investment. Xian Investment has full discretion to invest the funds for a period of one year and guarantees that the funds will be repaid and that no loss will be incurred by the Company. Gain on investment of the funds will be shared between the Company and Xian Investment on the ratio of 60% to 40%. The investment was returned to the Company in 2005.

(c)	Disposal of subsidiary to a director

On December 20, 2004, the Company sold its 90% equity interest in Tian Xing Digital, to Mr. Weibing Lu, a director of the Company, for a cash consideration of $216,867 and recognized a gain of $6,045 thereon (see Note 4).

(d)	Amount due from / to Shaanxi Xingji

(i)	The wife of a shareholder and director, Mr. Weibing Lu, is the shareholder of Shaanxi Xingji.

(ii)
The amount of $624,216 due from Shaanxi Xingji is non-interest bearing, unsecured and has no fixed repayment date. On March 26, 2006 , Shaanxi Xingji submitted a statement to the Company to promise that Shaanxi Xingji would repay the amount in full by December 31, 2006.

(iii)	The amount of $37,200 due to Shaanxi Xingji bears interest at 0.885% per month. It is unsecured and has no fixed repayment term.

(e)	Security against bank borrowings of a related company

The Company has pledged a leasehold office building with net book value of $251,308 at December 31, 2005 to a bank as the security against the bank borrowings of Shaanxi Xingji, a company owned by the wife of our director Chief Executive Officer Weibing Lu that, from time to time, provides Xian Tianxing with non-interest bearing loans for short term finances.

OTHER RELATED PARTY TRANSACTIONS

During the years ended December 31, 2005 and 2004, the Company had loans from officers, its former Chief Executive Officer, and other related individuals. As of December 31, 2005 and 2004, the total net loans due to these related parties recorded in due to officers on the balance sheet totaled zero and $636,994, respectively.

As of December 31, 2004, the former President of the Company, Richard Serrano, resigned. As a result of his resignation, the total amount owed to him of approximately $220,000 was negotiated to $45,000 and $175,214 was recorded as other income from debt forgiveness. On November 3, 2005, the Company issued 2,000,000 shares of common stock to Mr. Serrano to settle the $45,000 amount owed to Mr. Serrano.

Item 13.	Exhibits.

Exhibit Number	Description

2.1	Share Purchase Agreement by and between The Cyber Group Network, Inc. and Howard L. Allen and Donald G. Jackson (shareholders of Hollywood Entertainment Network, Inc.) dated May 12, 2000 (1)
2.2	Plan of Merger Agreement between The Cyber Group Network Corp. and CGN Acquisitions Corporation dated December 7, 2000 (2)
2.3
Share Exchange Agreement between The Cyber Group Network Corporation, R. Scott Cramer, Steve Lowe, David Wassung and Skystar Bio-Pharmaceutical, and the Skystar Shareholders dated September 20, 2005 (3)

3.1	Charter of The Cyber Group Network Corporation as filed with the State of Nevada (4)
3.2	Certificate of Amendment and Certificate of Change (6)
3.3	Company Bylaws (5)
23.1	Consent of Moore Stephens Wurth Frazer & Torbet LLP (6)
31.1	Section 302 Certification by the Corporation’s Chief Executive Officer (6)
31.2	Section 302 Certification by the Corporation’s Chief Financial Officer (6)
32.1	Section 906 Certification by the Corporation’s Chief Executive Officer (6)
32.2	Section 906 Certification by the Corporation’s Chief Financial Officer (6)

____________
(1)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A filed on June 1, 2000.
(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A filed on January 12, 2001.
(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 26, 2005.
(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 14, 2005.
(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K on December 16, 2005.
(6)	Filed herewith.

Item 14.	Principal Accountant Fees and Services.

CHANGE OF AUDITOR

The Company ‘s preceding principal independent auditor was Weinberg & Company, P.A. (Weinberg & Company”) and GC Alliance Limited (“GC Alliance Limited”). Weinberg & Company performed the audit for the fiscal year ended December 31, 2004 and it reviewed the Company’s unaudited financial statements through the quarter ended September 30, 2005. GC Alliance Limited was engaged to perform audit services for the Company on January 18, 2006, but it was dismissed as the Company’s principal independent auditor effective February 21, 2006. On February 21, 2006, we engaged Moore Stephens Wurth Frazer and Torbet LLP (“Moore Stephens”) to audit the Company’s financial statements for the fiscal year ended December 31, 2005. The following are the services provided and the amount billed.

AUDIT FEES

The aggregate fees billed by Weinberg & Company for professional services rendered for the review of the Company’s unaudited financial statements through the quarter ended September 30, 2005 and the audit of the Company’s annual financial statements for the year ended December 31, 2004 or services that are normally provided by the accountant in connection with statutory and regulatory filing or engagements for those periods/years was $19,511.

The aggregate fees billed by GC Alliance Limited for professional services rendered for the audit of Skystar Cayman in connection with the Share Exchange Transaction was $105,000.

The aggregate fees billed by the newly appointed auditor, Moore Stephens, was $135,000 for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2005.

AUDIT RELATED FEES

There were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees” for the year ended December 31, 2005.

TAX FEES

For the years ended December 31, 2005 and December 31, 2004, there were no fees billed for services for tax compliance, tax advice and tax planning work to the Company.

ALL OTHER FEES

There were no other fees billed by Weinberg & Company or Moore Stephens during the last two fiscal years for products and services provided by Weinberg & Company or Moore Stephens.

PRE-APPROVAL POLICIES AND PROCEDURES

Prior to engaging its accountants to perform particular services, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedure.

[SIGNATURES PAGE FOLLOWS]

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKYSTAR BIO-PHARMACEUTICAL COMPANY (Registrant)

Date: April 17, 2006	By:	/s/ Weibing Lu

Weibing Lu Chief Executive Officer

Date: April 17, 2006	By:	/s/ Erna Gao

Erna Gao Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Weibing Lu	Chief Executive Officer / Director	April 17, 2006
Weibing Lu

/s/ Erna Gao	Chief Financial Officer / Director	April 17, 2006
Erna Gao

/s/ Wei Wen	Secretary / Director	April 17, 2006
Wei Wen

/s/ Xinya Zhang	Director	April 17, 2006
Xinya Zhang

/s/ R. Scott Cramer	Director	April 17, 2006
R. Scott Cramer