Form 10QSB
period 2006-03-31
SKYSTAR BIO-PHARMACEUTICAL CO
filed 2006-05-22
CIK 1076939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☑	Quarterly Report Pursuant To Section 13 Or 15 (d) Of The Securities Exchange Act Of 1934

For the quarterly period ended: March 31, 2006
Or

☐	Transition Report Pursuant To Section 13 Or 15 (d) Of The Securities Exchange Act Of 1934

For the transition period from ______________ to _______________

Commission File Number: 000-28153

SKYSTAR BIO-PHARMACEUTICAL COMPANY
(Exact name of registrant as specified in its charter)

Nevada	33-0901534
(State or other jurisdiction of incorporation of origination)	(I.R.S. Employer Identification Number)

Rm. 10601, Jiezuo Plaza, No.4, Fenghui Road South, Gaoxin District, Xian Province, P.R. China	N/A
(Address of principal executive offices)	(Zip code)

(8629) 8819-3188
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑ No ☐

The registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).     Yes ☐ No ☑

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date: 12,606,199 issued and outstanding as of May 19, 2006.

Transitional Small Business Disclosure Form (Check one):     Yes ☐ No ☑

TO QUARTERLY REPORT ON FORM 10-QSB
FOR YEAR ENDED MARCH 31, 2006

(REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

CAUTION REGARDING FORWARD-LOOKING INFORMATION

All statements contained in this Quarterly Report on Form 10-QSB (“Form 10-QSB”) for Skystar Bio-Pharmaceutical Company, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words “believe,” “anticipate,” “expect” and words of similar import. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties that may cause actual results to differ materially.

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

Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations. As used in this Form 10-QSB, unless the context requires otherwise, “we” or “us” or the “Company” means Skystar Bio-Pharmaceutical Company and its subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2006 AND DECEMBER 31, 2005

A S S E T S
	March 31,	December 31,
	2006	2005
	Unaudited	Audited
CURRENT ASSETS:
Cash	$36,104	$38,498
Restricted cash	62,400	62,000
Accounts receivable, trade, net of allowance for doubtful accounts of $72,191 and $71,613 as of March 31, 2006 and December 31, 2005, respectively	251,081	247,354
Inventories	377,319	175,687
Deposits and prepaid expenses	37,304	15,179
Loans receivable	10,608	261,640
Amounts due from shareholders	91,899	122,966
Amount due from a related company	584,563	587,016
Other receivables	28,730	28,008
Total current assets	1,480,008	1,538,348

PLANT AND EQUIPMENT, net	9,068,951	8,564,360

OTHER ASSETS:
Prepaid land use right, net	309,404	307,421
Intangible, net	43,680	49,600
Total other assets	353,084	357,021
Total assets	$10,902,043	$10,459,729

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y

CURRENT LIABILITIES:
Interest-bearing short-term loan	$37,440	$37,200
Non-interest bearing loan from third parties	211,661	421,104
Accounts payable	10,692	9,692
Accrued expenses and other	267,504	135,300
Taxes payable	1,936,217	1,811,405
Other payables	127,177	64,496
Amount due to a related company	24,835	24,676
Amounts due to shareholders	79,186	78,678
Total current liabilities	2,694,712	2,582,551

Deferred government grant	936,000	806,000
Total liabilities	3,630,712	3,388,551

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 2,000,000 series “A” shares issued and outstanding as of March 31, 2006 and December 31, 2005 respectively; Nil and 48,000,000 series “B” shares issued and outstanding as of March 31, 2006 and December 31, 2005 respectively.	2,000	50,000
Common stock, $0.001 par value 50,000,000 and 500,000,000 shares authorized as of March 31, 2006 and December 31, 2005 respectively; 12,606,199 and 500,000,000 shares issued and outstanding as of March 31, 2006 and December 31, 2005 respectively.	12,606	500,000
Paid-in-capital	5,910,402	3,803,008
Statutory reserves	364,460	364,460
Deferred compensation	(1,572,000)	—
Retained earnings	2,346,257	2,192,365
Accumulated other comprehensive income (loss)	207,606	161,345
Total shareholders’ equity	7,271,331	7,071,178
Total liabilities and shareholders’ equity	$10,902,043	$10,459,729

The accompanying notes are an integral part of this statement.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

	Three Months ended	Three Months ended
	March 31, 2006	March 31, 2005
	Unaudited	Unaudited

REVENUE	$995,188	$858,231
COST OF SALES	520,440	415,965

GROSS PROFIT	474,748	442,266

RESEARCH AND DEVELOPMENT COST	19,339	10,285
SELLING EXPENSES	67,908	36,358
GENERAL AND ADMINISTRATIVE EXPENSES	206,236	58,784

INCOME FROM OPERATIONS	181,265	336,839

OTHER INCOME, net of other (expense)	(216)	(6,077)

INCOME BEFORE PROVISION FOR INCOME TAXES	181,049	330,762

PROVISION FOR INCOME TAXES	27,157	49,614

NET INCOME	153,892	281,148

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	46,261	—

COMPREHENSIVE INCOME	$200,153	$281,148

EARNINGS PER SHARE (EPS):
– Basic	$0.03	$0.22
– Diluted	$0.03	$0.02

Weighted average number of common shares used to
compute EPS:
– Basic	6,570,030	1,260,651
– Diluted	6,570,030	12,006,199

The accompanying notes are an integral part of this statement.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

									Accumulated
									other
	Preferred stock		Common stock		Paid-in	Statutory	Retained	Deferred	comprehensive
	Shares	Amount	Shares	Amount	capital	reserves	earnings	Compensation	income (loss)	Totals

BALANCE, January 1, 2005, audited	50,000,000	$50,000	500,000,000	$500,000	$2,266,048	$163,396	$925,911	$—	$—	$3,905,355
Capital contribution by original shareholders	—	—	—	—	1,536,960	—	—	—	—	1,536,960
Net income	—	—	—	—	—	—	281,148	—	—	281,148
BALANCE, March 31, 2005, unaudited	50,000,000	50,000	500,000,000	500,000	3,803,008	163,396	1,207,059	—	—	5,723,463
Net income	—	—	—	—	—	—	1,186,370	—	—	1,186,370
Foreign currency translation	—	—	—	—	—	—	—	—	161,345	161,345
Adjustment to statutory reserve	—	—	—	—	—	201,064	(201,064)	—	—	—
BALANCE, December 31, 2005, audited	50,000,000	50,000	500,000,000	500,000	3,803,008	364,460	2,192,365	—	161,345	7,071,178
Adjustment to 1-397 reverse stock split			(498,739,349)	(498,739)	498,739	—	—	—	—	—
Share conversion	(48,000,000)	(48,000)	10,745,548	10,745	37,255	—	—	—	—	—
Share issued for services	—	—	600,000	600	1,571,400	—	—	(1,572,000)	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	46,261	46,261
Net income	—	—	—	—	—	—	153,892	—	—	153,892
BALANCE, March 31, 2006, unaudited	2,000,000	$2,000	12,606,199	$12,606	$5,910,402	$364,460	$2,346,257	$(1,572,000)	$207,606	$7,271,331

The accompanying notes are an integral part of this statement.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

	2006	2005
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$153,892	$281,148
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Depreciation and amortization	26,060	23,284
Loss on disposal of fixed assets	—	4,555
(Increase) decrease in assets:
Accounts receivable, trade	(2,122)	157,823
Inventories	(199,663)	(105,231)
Deposits and prepaid expenses	(21,935)	(202,407)
Other receivables	(539)	(47,956)
Increase (decrease) in liabilities:
Accounts payable	933	(12,838)
Deposits from customers	—	29,885
Accrued expenses and other payables	192,790	30,932
Taxes payables	112,655	136,496
Net cash provided by operating activities	262,071	295,691

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(467,311)	(59,863)
Payment of deposits for property, plant and machinery	—	(451,047)
Proceeds of disposal of property, plant and equipments	—	783
Decrease (increase) in amounts due from shareholders	23,090	364,788
Net cash used in investing activities	(444,221)	(145,339)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in amount due to shareholders	8,637	(24,096)
Increase (decrease) in amount due to related companies	6,214	(11,084)
Increase in non-interest bearing loan to third parties	251,667	—
Proceeds from government subsidies	124,280	—
Capital contribution in cash by stockholders	—	1,250,602
(Decrease) in non-interest bearing loan from third parties	(211,276)	—
Net cash provided by financing activities	179,522	1,215,422

EFFECT OF EXCHANGE RATE CHANGES ON CASH	234	—

(DECREASE) INCREASE IN CASH	(2,394)	1,365,774

CASH, beginning of period	38,498	49,606

CASH, end of period	$36,104	$1,415,380

SUPPLEMENTAL DISCLOSURE INFORMATION
Interest expense paid	$835	$1,516
Income taxes paid	$—	$—

Non-cash transactions
Stock issued for services	$1,572,000	$—
Contribution of a leasehold office building by a
stockholder as additional capital of Xian Tianxing	$—	$275,086

The accompanying notes are an integral part of this statement.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND ORGANIZATION

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

On November 7, 2005, the Company completed a stock exchange transaction with the stockholders of Skystar Bio-Pharmaceutical (Cayman) Holdings Co., Ltd. (“Skystar Cayman”), whereby 48,000,000 shares of the Company’s Series B preferred stock was issued to the stockholders of Skystar Cayman in exchange for 100% of the common stock of Skystar Cayman. The 48,000,000 shares of Series B preferred stock issued to the stockholders of Skystar Cayman shall be convertible, in aggregate, into a number of shares of the Company’s common stock that would equal 89.5% of the outstanding shares of the Company’s common stock, if the shares were to be converted on the closing date of the stock exchange transaction which was November 7, 2005. In addition, Skystar Cayman paid $120,000 to the Cyber, which was used to pay liabilities of Cyber.

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

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY

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

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND ORGANIZATION (Cont’d)

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2006, the Company had a net working capital deficiency of $1,214,704 that indicates the Company may need additional financing to meet cash requirements for its operations in order to continue as a going concern.

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

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Basis of presentation and consolidation (Cont’d)

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

The Company’s financial instruments primarily consist of cash, accounts receivable, loans receivable, other receivables, accounts payable and accruals, and short-term related party borrowings.

As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to the short term maturities of these instruments and that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective period/year ends.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Cash

Cash includes cash on hand, demand deposits with banks and liquid investments with an original maturity of three months or less. All of the Company’s cash on hand and certain bank deposits are denominated in Renminbi (“RMB”) and translated at the rate of US$1 to RMB8.01.

Restricted cash

The Company had restricted cash of $62,400 and $62,000 as of March 31, 2006 and December 31, 2005, respectively. The restricted cash was received from the PRC government subsidies and set aside for the specific usages (see Note 13). The restricted funds are kept as bank deposits. Restricted cash is classified as current or non-current assets as of March 31, 2006 and December 31, 2005, depending on the expected period when the funds will be put into their specific usages.

Accounts and other receivables

Accounts and other receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed.

The Company uses the aging method to estimate the valuation allowance for anticipated uncollectible receivable balances. Under the aging method, bad debts percentages determined by management based on historical experience as well as current economic climate are applied to customers’ balances categorized by the number of months the underlying invoices have remained outstanding. The valuation allowance balance is adjusted to the amount computed as a result of the aging method. When facts subsequently become available to indicate that the allowance provided requires an adjustment, then the adjustment will be classified as a change in estimate. Accounts receivables at March 31, 2006 and December 31, 2005 amounted to $251,081 and $247,354 net of allowances of $72,191 and $71,613, respectively.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

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

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

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

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Comprehensive income

SFAS No. 130, “Reporting Comprehensive Income”, requires disclosure of all components of comprehensive income and loss on an annual and interim basis. Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company had comprehensive income of $207,606 and $161,345 for the period ended March 31, 2006 and year ended December 31, 2005, respectively. The comprehensive income for 2006 arose from the changes in foreign currency exchange rates.

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

Research and development costs

Research and development costs are expensed to operations as incurred. During the period ended March 31, 2006 and 2005, a total of $19,339 and $10,285, respectively, in salaries, professional fees and technical support fees were incurred for research and development purposes, which had been expensed in the accompanying statements of operations.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

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

Stock based compensation

The Company has adopted Statement of Financial Accounting Standards No. 123R “Accounting for Stock-Based Compensation” (“SFAS 123”), which defines a fair-value-based method of accounting for stock based employee compensation and transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. Stock compensation for stock granted to non-employees has been determined in accordance with SFAS 123R and the Emerging Issues Task Force consensus in Issue No. 96-18, “Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services” (“EITF 96-18”), as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

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

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY

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

The balance sheet amounts with the exception of equity at March 31, 2006 were translated at 8.01 RMB to 1.00 USD as compared to 8.06 RMB at December 31, 2005. The equity accounts were stated at their historical rate. The weighted average translation rate of 8.04 RMB to 1.00 USD for the three months ended March 31, 2006 was applied to income statement accounts.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. These amounts are not material to the consolidated financial statements.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

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

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Recently issued accounting pronouncements (Cont’d)

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

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Recently issued accounting pronouncements (Cont’d)

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

4.	CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially expose the Company to concentrations of credit risk consist of cash and accounts receivable as of March 31, 2006 and December 31, 2005. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

As of March 31, 2006 and December 31, 2005, the Company’s bank deposits were all placed with banks in the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of bank failure.

For the period ended March 31, 2006 and year ended December 31, 2005, all of the Company’s sales arose in the PRC. In addition, all accounts receivable as at March 31 2006 and December 31, 2005 also arose in the PRC.

The Company’s three largest customers accounted for approximately 4.89%, of the Company’s total revenues for the three month period ended March 31, 2006, while the Company’s three largest customers accounted for 4.62% of the Company’s total revenues for the three month period ended March 31, 2005.

The Company’s three largest vendors accounted for approximately 38.06% of the Company’s total purchases for the three month period ended March 31, 2006, while the Company’s three largest vendors accounted for 71.90% of the Company’s total purchases for the three month period ended March 31, 2005.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	RESTRICTED CASH

Restricted cash consists of the following:

	March 31,	December 31,
	2006	2005

Funds received from PRC government subsidies (see Note 13)
	$62,400	$62,000

6.	INVENTORIES

Inventories consist of the following:

	March 31,	December 31,
	2006	2005

Raw materials	$238,922	$85,563
Packing materials	73,980	42,552
Finished goods	63,683	47,172
Other inventory	734	400

Total	$377,319	$175,687

7.	LOANS RECEIVABLE

The loans receivable of $10,608 and $261,640 as of March 31, 2006 and December 31, 2005 respectively are unsecured, non-interest bearing and for terms less than one year. The Company has a long standing business relationship with these companies and in order to maintain these relationships, they have made these short term loans.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	OTHER RECEIVABLES

Other receivables consist of the following:

	March 31,	December 31,
	2006	2005

Cash advances to staff and salespersons for normal business purposes	$20,477	$19,085
Others	8,253	8,923
	$28,730	$28,008

9.	PREPAID LAND USE RIGHTS

The Company has recorded as prepaid land use rights the costs paid to acquire a long-term interest to utilize the land underlying the Company’s facilities. This type of arrangement is common for the use of land in the PRC. The prepaid land use rights are being amortized on the straight-line method over the term of the land use rights of 50 years. The total cost of the land use rights as of March 31, 2006 and December 31, 2005 amounted to $322,296 and $319,971, net of accumulated amortization of $12,892 and $12,550, respectively. Amortization expense for the period ended March 31, 2006 and the year ended December 31, 2005 amounted to $Nil and $6,301, respectively.

The Company has pledged the prepaid land use rights to a third party as security against a non-interest bearing loan of the Company.

10.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	March 31,	December 31,
	2006	2005

Plant and machinery	$257,730	$221,475
Leasehold improvements and office building	325,678	323,591
Office equipment	128,515	126,540
Motor vehicles	111,688	110,972
	823,611	782,578
Less: Accumulated depreciation	(237,714)	(216,389)
	585,897	566,189
Construction in progress	8,483,054	7,998,171
Total, net	$9,068,951	$8,564,360

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	PROPERTY, PLANT AND EQUIPMENT (Cont’d)

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

The depreciation expense was $21,325 and $17,259 for the period ended March 31, 2006 and 2005, respectively.

The Company has pledged its leasehold office building with net book value of $250,906 at March 31, 2006 to a bank as the security against the bank borrowing of a related party (see Note 19(c)).

11.	INTANGIBLE

Technological know-how consists of the following:
	March 31,	December 31,
	2006	2005

Cost	$124,800	$123,948
Less: Accumulated amortization	(81,120)	(74,348)
Total	$43,680	$49,600

The amortization expense on the technological know-how was $6,772 and $6,024 for the period ended March 31, 2006 and 2005, respectively.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	INTEREST-BEARING SHORT-TERM LOAN

The short-term loan of $37,440 (RMB300,000) and $37,200 (RMB300,000) as of March 31, 2006 and December 31, 2005 respectively is for a term of one year from August 10, 2005 to August 10, 2006 and secured by a guarantee given by a third party, and bears interest at 0.8835% per month.

Interest expense for the period ended March 31, 2006 and 2005 amounted to $835 and $1,516, respectively.

13.	DEFERRED SUBSIDY GRANT

The amounts represent subsidies for hi-tech projects granted by the PRC government. A subsidy in the amount of $624,000 was approved by the PRC government to be granted to the Company for the purpose of constructing a new factory which operations will meet the Good Manufacturing Practices Standard (“GMP Standard”). In 2003, $499,200 was received by the Company and the remaining $124,800 was paid in first quarter of 2006. According to the PRC’s government regulations for these types of grants, the funds being granted may be treated as capital contributed by the company appointed by the PRC government (“contributing company”) or as a loan from such company, which the Company will be required to repay. However, no agreement has been reached with the contributing company regarding the final treatment of this subsidy. Therefore, the amount is included under non-current liabilities.

Also in 2003, another subsidy of $249,600 was received for financing the Company’s research and development activities. In 2005, the Company applied and utilized $187,200 in paying for the construction of the new plant facility. Because the Company expects that the final arrangement with the Government may not be confirmed within the year 2006, the amount is included under non-current liabilities.

In 2005, another subsidy of $62,400 was received for the Company’s research and development activities. This amount was put into use during the year. Since the final treatment of these funds may not be confirmed in 2006, this amount is included under non-current liabilities.

14.	CAPITAL TRANSACTIONS

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

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	CAPITAL TRANSACTIONS (Cont’d)

On February 15, 2006, the Company also effected a one for ten (1:10) reverse stock split of the Company’s authorized shares of the Company’s preferred stock. As a result, the total number of authorized shares was reduced from 500,000,000 to 50,000,000. Per the conversion rights set forth in the certificate of designation for the series “B” convertible preferred stock, at the same time that the amendment to the Company’s articles of incorporation was filed that created sufficient authorized shares of common stock to permit full conversion of all 48,000,000 series “B” preferred shares, all of the series “B” preferred shares automatically was converted into 10,745,548 shares of common stock that equaled to 89.5% of the total issued and outstanding shares.

In March, 2006, the Company issued a total of 600,000 shares of the Company’s common stock to consultants, as more fully described in Note 17.

15.	STATUTORY RESERVES

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

On December 31, 2003, Xian Tianxing established a statutory surplus reserve as well as a statutory common welfare fund and commenced to appropriate 10% and 5%, respectively of the net income after taxation to these reserves. The amounts included in the statutory reserves consisted of surplus reserve of $201,064 and common welfare fund of $163,396 as of March 1, 2006 and of December 31, 2005, respectively.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	2006 CONSULTANT STOCK PLAN

On February 22, 2006, the Company adopted the 2006 Consultant Stock Plan (the “Plan”) under which 1,199,648 shares of common stock are available for issuance with respect to awards granted to independent consultants who are crucial to the future growth and success of the Company and its subsidiaries and affiliates. For the period ended March 31, 2006, a total of 600,000 shares were issued pursuant to the Plan.

17.	CONSULTING AGREEMENTS AND DEFERRED COMPENSATION

On March 14, 2006, the Company entered into two-year consulting agreement with an independent consultant. The services to be rendered include consultation and advisory services relating to marketing of the Company as mutually agreed upon between the parties. As consideration for the services to be rendered, the Company issued 240,000 shares of common stock to the consultant on March 31, 2006. The fair market value of the Company’s common stock as of March 14, 2006 was $2.65 per share.

On March 27, 2006, the Company entered into one-year consulting agreement with another independent consultant. The services to be rendered include consultation and advisory services relating to financing and restructuring of the Company as mutually agreed upon between the parties. As consideration for the services to be rendered, the Company issued 360,000 shares of common stock to the consultant on March 31, 2006. The fair market value of the Company’s common stock as of March 27, 2006 was $2.60 per share.

In accordance with SFAS 123 and EITF 96-18, the Company has accounted for the consulting agreements based on the fair market value of the Company’s common stock at the commencement date of the individual consulting agreements. For the period ended March 31, 2006, the Company did not charge to expense associated with consulting agreements and recorded deferred consulting fees of $1,572,000 at March 31, 2006. The deferred consulting fees will be charged to expenses as follows:

Year ending December 31	Amount

2006	$976,734
2007	533,408
2008	61,858
Total	$1,572,000

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	EARNINGS PER SHARE

Basic earnings per share (EPS) for the periods ended March 31, 2006 and 2005 were determined by dividing net income for the years by the weighted average number of common shares outstanding. Diluted earnings per share for the periods ended March 31, 2006 and 2005 included the effect of 48,000,000 shares of the Company’s series “B” convertible preferred stock, which were issued pursuant to the stock exchange transaction on November 7, 2005, as more fully described in Note 1, and conferred with the right of conversion into common shares that equal 89.5% of the total issued and outstanding common stock, as more fully described in Note 14. The weighted average number of common shares outstanding was adjusted to account for the effects of the share exchange transaction as a reverse acquisition as more fully described in Note 1.

The Company has retroactively adjusted the weighted average number of common shares outstanding by deeming that the one-for-three hundred ninety seven (1:397) reverse stock split effected on February 16, 2006 had occurred as of the beginning of the earliest period presented.

The reconciliations of the denominators of the basic and diluted EPS computations are as follows:

	March 31,	March 31,
	2006	2005

Denominator for Basic EPS	6,570,030	1,260,651

Weighted average effect on denominator for Basic EPS	6,570,030	1,260,651
Effect of series “B” convertible preferred stock	—	10,745,548

Denominator for Diluted EPS	6,570,030	12,006,199

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

(a)	Related party receivables and payables

Amounts receivable from and payable to related parties are summarized as follows:

	March 31,	December 31,
	2006	2005
Amounts due from shareholders:
Mr. Wei Wen, also a director of the Company	$1,049	$21,503
Mr. Weibing Lu, also a director of the Company	90,850	101,463
Total	$91,899	$122,966

Amount due to shareholders:
Ms. Aixia Wang	$8,674	$8,618
Mr. Wucai Ji	64,272	63,860
Mr. Yuantai Wang	6,240	6,200
Total	$79,186	$78,678

Amount due from a related company:
Shaanxi Xingji Electronic Sci-Tech Company Limited (“Shaanxi Xingji”) (see (b)(i) to (iii) below)	$584,563	$587,016

Amount due to a related company:
Tian Xing Digital - a company owned by a director	$24,835	$24,676

Balances with shareholders and related companies represent advances to or loans from the respective shareholders or related companies. These balances, except the $37,440 due to Shaanxi Xingji (see (b)(iii) below), are interest free and unsecured and have no fixed repayment date. It is expected that the balances will be received or repaid within one year.

(b)	Amount due from Shaanxi Xingji

(i)	The wife of a shareholder and director, Mr. Weibing Lu, is the shareholder of Shaanxi Xingji.

(ii)
The amount of $622,003 due from Shaanxi Xingji is non-interest bearing, unsecured and has no fixed repayment date. On March 26, 2006, Shaanxi Xingji submitted a statement to the Company promising that Shaanxi Xingji would repay the amount in full by December 31, 2006.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	RELATED PARTY TRANSACTIONS AND ARRANGEMENTS (Cont’d)

(iii)	The amount of $37,440 due to Shaanxi Xingji bears interest at 0.885% per month. It is unsecured and has no fixed repayment term.

(c)	Security against bank borrowings of a related company

The Company has pledged a leasehold improvement office building with net book value of $250,906 at March 31, 2006 to a bank as the security against the bank borrowings of a related party.

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

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.	COMMITMENTS AND CONTINGENCIES (Cont’d)

(a)	Capital expenditure commitments (Cont’d)

The Company’s commitments for capital expenditure as of March 31, 2006 are as follows:

Contracted but not accrued for:
Construction of a new plant	$2,087,034
Purchase of machinery	686,924
Total	$2,773,958

(b)	Lease commitments

The Company has entered into a tenancy agreement for the lease of factory premises for a period of ten years from October 1, 2004 to September 30, 2014 with an annual rent of $10,733, which is subject to a 10% increase every four subsequent years. The Company’s commitments for minimum rental payments under this lease for the next five years and thereafter are as follows:

Year:
2007	$10,733
2008	10,733
2009	11,270
2010	11,806
2011	11,806
Thereafter	39,232
95,580

(c)	Guarantee

The Company has given a guarantee to the extent of $31,200 for the bank borrowing of a third party.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.	COMMITMENTS AND CONTINGENCIES (Cont’d)

(d)	Legal proceedings

The Company has learned that Gregory Evans (“Plaintiff”) filed suit against the Company, R. Scott Cramer, Steve Lowe and David Wassung (“Defendants”) in State of Nevada District Court in Clark Country, Nevada, alleging causes of action for “Refusing to Call Vote of Shareholders” and “Conversion” on or about November 18, 2005. The Company has not been served with a summons or complaint in the matter. The Company denies the Plaintiff’s claims and intends to vigorously defend against them if such complaint is properly served on the Company.

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

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

The following management’s discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this item. In addition to historical information, the following discussion contains certain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “may”, “will”, “could”, “expect”, “anticipate”, “intend”, “believe”, “estimate”, “plan”, “predict”, and similar terms or terminology, or the negative of such terms or other comparable terminology. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this Quarterly Report on Form 10-QSB. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

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

On November 7, 2005, the Company acquired Skystar Bio-Pharmaceutical (Cayman) Holdings Co., Ltd. (“Skystar Cayman”) and, as a result, Skystar Cayman’s variable interest entity (“VIE”) Xian Tianxing Bio-Pharmaceutical Co., Limited (“Xian Tianxing”) by way of the exchange of 48,000,000 shares of the Company’s Series B preferred stock for 100% of the issued and outstanding common stock of Skystar Cayman. We accounted for this share exchange transaction as a reverse acquisition and recapitalization and, as a result, our consolidated financial statements are in substance those of Skystar Cayman, with the assets and liabilities, and revenues and expenses, of Cyber being included effective from the date of the stock exchange transaction. Please see Note 1 to our consolidated financial statements included in this report for further details of this stock exchange transaction.

Skystar Cayman was incorporated under the laws of the Cayman Islands on January 24, 2005. Since incorporation, Skystar has not conducted any substantive operations of its own and conducts its primary business operations through its variable interest entity (“VIE”), Xian Tianxing Bio-Pharmaceutical Co., Ltd. (“Xian Tianxing”). The People’s Republic of China (“PRC” or “China”) law currently has limits on foreign ownership of certain companies. To comply with these foreign ownership restrictions, on October 28, 2005, Skystar Cayman entered into certain exclusive agreements with Xian Tianxing and its shareholders. Xian Tianxing engages in research, development, production, marketing and sales of bio-pharmaceutical and veterinary products. Xian Tianxing holds the licenses and approvals necessary to operate our bio-pharmaceutical business in China. Pursuant to the exclusive agreements, Skystar Cayman provides exclusive technology consulting and other general business operation services to Xian Tianxing in exchange for a consulting services fee, which is equal to Xian Tianxing’s revenue. In addition, Xian Tianxing’s shareholders have pledged their equity interests in Xian Tianxing to Skystar Cayman, irrevocably granted Skystar Cayman an exclusive option to purchase, to the extent permitted under PRC law, all or part of the equity interests in Xian Tianxing and agreed to entrust all the rights to exercise their voting power to the person(s) appointed by Skystar Cayman.

Through these contractual arrangements, we have the ability to substantially influence Xian Tianxing’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval. As a result of these contractual arrangements, which obligates Skystar Cayman to absorb a majority of the risk of loss from Xian Tianxing’s activities and enable Skystar to receive a majority of its expected residual returns, the Company believes Xian Tianxing is a VIE under FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”, because the equity investors in Xian Tianxing do not have the characteristics of a controlling financial interest and the Company should be considered the primary beneficiary of Xian Tianxing. Accordingly, the Company consolidates Xian Tianxing’s results, assets and liabilities in the accompanying financial statements.

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

Results of Operations - Three months ended March 31, 2006 as compared to three months ended March 31, 2005

REVENUES. All of our revenue is derived from the sale of bio-pharmaceutical and veterinary products in the PRC. During the three months ended March 31, 2006, we had revenues of $995,188 as compared to revenues of $858,231 during the three months ended March 31, 2005, an increase of approximately 16%. In general, this increase is attributable to our increased sales. In the midst of the avian flu outbreak, the demand for our products for poultry feeding and immunization has soared. In particular, among other products, our sales of “xylose probiotics”, which is used in poultry breeding for the promotion of growth and prevention of disease, increased by 149% to $385,676 for the three months ended March 31, 2006, from $154,615 for the three months ended March 31, 2005. We believe that our sales will continue to grow because we are strengthening our sales force and we will be launching more new products.

GROSS PROFIT. Cost of goods sold, which consist of raw materials, direct labor and manufacturing overhead, were $520,440 for the three months ended March 31, 2006 as compared to $415,965 for the three months ended March 31, 2005. Gross profit was $474,748 for the three months ended March 31, 2006 as compared to $442,266 for the three months ended March 31, 2005, representing gross profit margins of approximately 48% and 52%, respectively. The decrease in our gross profit margin is attributable to an increase in the cost of raw materials. We believe that this short term trend and we will have better cost control in the future.

SELLING EXPENSES. Selling expenses, which consist of commission, advertising and promotion expenses, freight charges and salaries totaled $67,908 for the three months ended March 31, 2006 as compared to $36,358 for the three months ended March 31, 2005, an increase of approximately 87%. This increase is primarily attributable to our expanding sales team and activities, which are, in turn, reflected in our increased sales. We believe that our selling expenses will continue to increase as our sales continue to grow.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled $206,236 for the three months ended March 31, 2006, as compared to $58,784 for the three months ended March 31, 2005, an increase of approximately 251%. This increase is primarily attributable to the provision for the audit fee, which totaled $136,018 for the three months ended March 31, 2006.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs which consist of salaries, professional and technical support fees, totaled $19,339 for the three months ended March 31, 2006, as compared to $10,285 for the three months ended March 31, 2005, an increase of approximately 88.0%. The increase is attributable to our continued improvement of existing products and development for new products.

NET INCOME. Skystar had a net income of $153,892 for the three months ended March 31, 2006 as compared to $281,148 for the three months ended March 31, 2005. The decrease in net income is attributable to the provision for the audit fee for the three months ended March 31, 2006. Skystar’s management believes that net income will increase as our sales increase in the coming quarters.

Liquidity

For the three months ended March 31, 2006, we generated cash from operating activities of $262,071, as compared to $295,691 for the three months ended March 31, 2005. The decrease is primarily attributable to bulk purchase of raw materials, which was used for the production in the second quarter. We used $444,221 in investing activities for 2006, as compared to $145,339 for 2005. The expenditure in investing activities for 2006 consisted of, among others, payment of $467,311 for the purchases of property, plant and equipment (net of decrease in deposits paid) as the construction of our new plant has been in full swing and is expected to be completed at the end of 2006. On the other hand, we generated $179,522 from financing activities for 2006 as compared to $1,215,422 for 2005.

As of March 31, 2006, the Company had cash of $36,104. Our total current assets were $1,480,008 and our total current liabilities were $2,694,712, which resulted in a net working capital deficiency of $1,214,704, and which indicates the Company may need additional financing to meet cash requirements for its operations in order to continue as a going concern. Management believes the Company’s ability to continue as a going concern is dependent upon its ability to maintain profitable operations and to obtain additional financing or refinancing as may be required. The Company has recorded net income and generated positive cash inflows from operating activities during the first quarter of 2006 and the year of 2005. Furthermore, the Company has appointed investment bankers to raise funds in the capital market. Our management believes that the Company will generate sufficient cash flow to meet its obligations on a timely basis in the foreseeable future.

We had capital expenditure commitments outstanding as of March 31, 2006 in the amount of $2,087,034 for the construction of a new plant, which will meet the Good Manufacturing Practices Standard, and $686,924 in relation to the purchase of machinery. The new plant and machinery will enable us to consolidate our existing operations and to expand the production capacity for our bio-pharmaceutical business.

Capital Resources

As mentioned in the above, we had a net working capital deficiency that indicates our need for additional financing. For Company operations and the construction of the newest facilities and acquisition of new equipment for these facilities, we expect that we will need approximately $12,900,000 in the next twelve months. Of the capital raised, we estimate that $3,400,000 will be spent on the construction of the new plant, $2,500,000 will be spent on research and development of the new products, $1,500,000 will be for the construction of a new research and development center, $1,000,000 will be spent on marketing our products, $3,000,000 will be spent on acquisition and the remaining $1,500,000 will be for working capital. We have appointed investment bankers to raise additional funding through public or private equity or debt financing, strategic transactions and/or from other sources, although we expect that funding will come mainly from private placements.

Plan of Operations

Over the next 12 months, we plan to continue to market and sell the company’s products and to develop new products.

In addition, in 2003, the Company received approval from the State Council of China to expand its production facilities and construct a new Good Manufacturing Practice (“GMP”) standard plant. The entire expansion project will cost approximately RMB 69,410,000 ($8,500,000). The Company’s total investment in this project includes approximately $7,000,000 for the facilities and $1,500,000 for working capital. The construction work commenced in late 2004 and is expected to be completed by the end of 2006. The new plant will occupy approximately 31,350 sq. meters and have a total area of approximately 14,000 sq. meters.

Product Research and Development

We believe that Xian Tianxing will be developing several products including new bio-pharmaceutical products for animal immunization, non-pathogenic micro-organisms for the cure and prevention of livestock disease, complex enzyme preparations as animal feed additives, and several new veterinary medicine products within the next 12 months.

Off-Balance Sheet Arrangements

The Company has pledged a leasehold office building with a net book value of $250,906 as of March 31, 2006 to a bank as the security against the bank borrowings of Shaanxi Xingji Electronic Sci-Tech Company Limited (“Shaanxi Xingji”), a company owned by the wife of Mr. Weibing Lu, a director and the Chief Executive Officer of the Company. This pledge arrangement was entered into by Xian Tianxing, because from time to time, the company owned by Mr. Lu’s wife has extended non-interest bearing loans to Xian Tianxing as short-term finances for Xian Tianxing. The Company intends to terminate this pledge arrangement in connection with Shaanxi Xingji in 2006.

The Company has pledged the prepaid land use rights with a net book value of $309,404 to a third party as security against a non-interest bearing loan granted to the Company for a short term financing purpose. The outstanding non-interest bearing loan was $37,440 as of March 31, 2006.

Other than the arrangements described above, we have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

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

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the consolidated financial statements or otherwise stated in this MD&A were as follows:

	March 31, 2006	December 31, 2005	March 31, 2005

Balance sheet items, except for the registered and paid-up capital, as of end of period/year	USD0.1248:RMB1	USD0.124:RMB1	USD0.121:RMB1

Amounts included in the statement of operations, statement of changes in stockholders’ equity and statement of cash flows for the period/ year ended	USD0.12428:RMB1	USD0.122:RMB1	USD0.121:RMB1

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

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our lack of revenues or profits to date and uncertainty of future market acceptance for our current and potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. The following factors may add to the volatility in the price of our common shares: actual or anticipated variations in our quarterly or annual operating results; adverse outcomes; the termination of our contractual agreements with Xian Tianxing; and additions or departures of our key personnel, as well as other items discussed under this “Risk Factors” section, as well as elsewhere in this Form 10-QSB. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price. However, the Company does not rule out the possibility of applying for listing on the Nasdaq National Market or other exchanges.

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

Our principal shareholders and their affiliated entities will own approximately 10,315,570 of our outstanding ordinary shares, representing approximately 81.82% of our voting power. These shareholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions. In addition, because of the percentage of ownership and voting concentration in these principal shareholders and their affiliated entities, elections of our board of directors will generally be within the control of these shareholders and their affiliated entities. While all of our shareholders are entitled to vote on matters submitted to our shareholders for approval, the concentration of shares and voting control presently lies with these principal shareholders and their affiliated entities. As such, it would be difficult for shareholders to propose and have approved proposals not supported by management. There can be no assurances that matters voted upon by our officers and directors in their capacity as shareholders will be viewed favorably by all shareholders of the company.

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

Item 3.	Controls And Procedures

(a)
Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings.

(b)
Changes in Internal Controls Over Financial Reporting. There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

Reference is made to Item 3 of Part I of our Annual Report on Form 10-KSB for the year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Securities Holders.

None.

Item 5.	Other Information.

On November 3, 2005, the Company issued 1,000,000 shares (or 2,519 post 1-for-397 reverse stock split shares), instead of 2,000,000 shares of the Company’s common stock as was inadvertently reported in the section titled “Other Related Party Transactions” in Item 12 of Part III of the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, to Mr. Richard Serrano, the Company’s former President, to settle the $45,000 amount owed to Mr. Serrano.

Item 6.	Exhibits And Reports On Form 8-K

Exhibit Number	Description

2.1	Share Purchase Agreement by and between The Cyber Group Network, Inc. and Howard L. Allen and Donald G. Jackson (shareholders of Hollywood Entertainment Network, Inc.) dated May 12, 2000 (1)
2.2	Plan of Merger Agreement between The Cyber Group Network Corp. and CGN Acquisitions Corporation dated December 7, 2000 (2)
2.3
Share Exchange Agreement between The Cyber Group Network Corporation, R. Scott Cramer, Steve Lowe, David Wassung and Skystar Bio-Pharmaceutical, and the Skystar Shareholders dated September 20, 2005 (3)

3.1	Charter of The Cyber Group Network Corporation as filed with the State of Nevada (4)
3.2	Certificate of Amendment and Certificate of Change (6)
3.3	Company Bylaws (5)

Exhibit Number	Description

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer (7)
31.2	Section 302 Certification by the Corporation’s Chief Financial Officer (7)
32.1	Section 906 Certification by the Corporation’s Chief Executive Officer (7)
32.2	Section 906 Certification by the Corporation’s Chief Financial Officer (7)
_______________
(1)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A filed on June 1, 2000.
(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A filed on January 12, 2001.
(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 26, 2005.
(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 14, 2005.
(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K on December 16, 2005.
(6)	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB filed on April 17, 2006.
(7)	Filed herewith.

[SIGNATURE PAGE FOLLOWS]

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKYSTAR BIO-PHARMACEUTICAL COMPANY (Registrant)

Date: May 22, 2006	By:	/s/ Weibing Lu

Weibing Lu Chief Executive Officer

Date: May 22, 2006	By:	/s/ Erna Gao

Erna Gao Chief Financial Officer