Form 10QSB
period 2006-06-30
SKYSTAR BIO-PHARMACEUTICAL CO
filed 2006-08-18
CIK 1076939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☑	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended: June 30, 2006
Or

☐	Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from ______________ to _______________

Commission File Number: 000-28153

SKYSTAR BIO-PHARMACEUTICAL COMPANY
(Exact name of registrant as specified in its charter)

Nevada	33-0901534
(State or other jurisdiction of incorporation of origination)	(I.R.S. Employer Identification Number)

Rm. 10601, Jiezuo Plaza, No. 4, Fenghui Road South, Gaoxin District, Xian Province, P.R. China	N/A
(Address of principal executive offices)	(Zip code)

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

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date: 12,606,199 issued and outstanding as of August 17, 2006.

Transitional Small Business Disclosure Form (Check one):     Yes ☐ No ☑

TO QUARTERLY REPORT ON FORM 10-QSB
FOR QUARTER ENDED JUNE 30, 2006

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

Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations. As used in this Form 10-QSB, unless the context requires otherwise, “we” or “us” or “Skystar” or the “Company” means Skystar Bio-Pharmaceutical Company and its subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2006 AND DECEMBER 31, 2005

A S S E T S
	June 30,	December 31,
	2006	2005
	Unaudited
CURRENT ASSETS:
Cash	$39,925	$38,498
Restricted cash	62,600	62,000
Accounts receivable, trade - related parties, net of allowance for doubtful accounts of $72,191 and $71,613 as of June 30, 2006 and December 31, 2005, respectively	507,603	247,354
Inventories	1,248,742	175,687
Deposits and prepaid expenses	18,206	15,179
Loans receivable	3,756	261,640
Amounts due from shareholders	22,774	122,966
Amounts due from a related company	144,430	587,016
Other receivables	34,997	28,008
Total current assets	2,083,033	1,538,348

PLANT AND EQUIPMENT, net	9,591,138	8,564,360

OTHER ASSETS:
Prepaid land use right, net	310,396	307,421
Intangible, net	37,560	49,600
Total other assets	347,956	357,021
Total assets	$12,022,127	$10,459,729

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y

CURRENT LIABILITIES:
Interest-bearing short-term loan	$37,560	$37,200
Non-interest bearing loan from third party	174,779	421,104
Accounts payable	14,558	9,692
Accrued expenses and other	173,731	135,300
Taxes payable	2,398,992	1,811,405
Other payables	65,317	64,496
Amount due to related company	24,914	24,676
Amount due to shareholders	70,738	78,678
Total current liabilities	2,960,589	2,582,551

Deferred government grant	939,000	806,000
Total liabilities	3,899,589	3,388,551

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 2,000,000 series “A” shares issued and outstanding as of June 30, 2006 and December 31, 2005 respectively; Nil and 48,000,000 series “B” shares issued and outstanding as June 30, 2006 and December 31, 2005, respectively	2,000	50,000
Common stock, $0.001 par value, 50,000,000 and 500,000,000 shares authorized as of June 30, 2006 and December 31, 2005 respectively; 12,606,199 and 500,000,000 shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	12,606	500,000
Paid-in capital	5,910,402	3,803,008
Statutory reserves	364,460	364,460
Deferred compensation	(1,230,855)	—
Retained earnings	2,829,600	2,192,365
Accumulated other comprehensive income (loss)	234,325	161,345
Total shareholders’ equity	8,122,538	7,071,178
Total liabilities and shareholders’ equity	$12,022,127	$10,459,729

The accompanying notes are an integral part of this statement.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

	Three months ended		Six months ended
	June 30		June 30
	2006	2005	2006	2005
	Unaudited	Unaudited	Unaudited	Unaudited

REVENUE	$2,762,247	$2,038,559	$3,757,435	$2,896,790
COST OF SALES	1,506,295	949,699	2,026,734	1,365,664

GROSS PROFIT	1,255,952	1,088,860	1,730,701	1,531,126

RESEARCH AND DEVELOPMENT COST	85,747	157	105,086	10,442
SELLING EXPENSES	75,574	206,209	143,482	242,567
GENERAL AND ADMINISTRATIVE EXPENSES	104,835	119,703	311,072	178,487
AMORTIZATION OF DEFERRED CONSULTING FEES	341,145	—	341,145	—

INCOME FROM OPERATIONS	648,651	762,791	829,916	1,099,630

OTHER INCOME, net of other (expense)	(1,014)	32,661	(1,230)	26,584

INCOME BEFORE PROVISION FOR INCOME TAXES	647,637	795,452	828,686	1,126,214

PROVISION FOR INCOME TAXES	164,294	146,616	191,451	196,230

NET INCOME	483,343	648,836	637,235	929,984

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	26,719	—	72,980	—

COMPREHENSIVE INCOME	$510,062	$648,836	$710,215	$929,984

EARNINGS PER SHARE (EPS):
— Basic	$0.05	$0.51	$0.07	$0.74
— Diluted	$0.05	$0.05	$0.07	$0.08

Weighted average number of common shares used to compute EPS:
— Basic	9,606,115	1,260,651	9,606,115	1,260,651
— Diluted	9,606,115	12,006,199	9,606,115	12,006,199

The accompanying notes are an integral part of this statement.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005

									Accumulated
									other
	Preferred stock		Common stock		Paid-in	Statutory	Retained	Deferred	comprehensive
	Shares	Amount	Shares	Amount	capital	reserves	earnings	Compensation	income (loss)	Totals

BALANCE, January 1, 2005	50,000,000	$50,000	500,000,000	$500,000	$2,266,048	$163,396	$925,911	$—	$—	$3,905,355
Capital contribution by original shareholders	—	—	—	—	1,536,960	—	—	—	—	1,536,960
Net income	—	—	—	—	—	—	929,984	—	—	929,984
BALANCE, June 30, 2005	50,000,000	50,000	500,000,000	500,000	3,803,008	163,396	1,855,895	—	—	6,372,299
Net income	—	—	—	—	—	—	537,534	—	—	537,534
Foreign currency translation	—	—	—	—	—	—	—	—	161,345	161,345
Adjustment to statutory reserve	—	—	—	—	—	201,064	(201,064)	—	—	—
BALANCE, December 31, 2005	50,000,000	50,000	500,000,000	500,000	3,803,008	364,460	2,192,365	—	161,345	7,071,178
Adjustment to 1-397 reverse stock split			(498,739,349)	(498,739)	498,739	—	—	—	—	—
Share conversion	(48,000,000)	(48,000)	10,745,548	10,745	37,255	—	—	—	—	—
Share issued for services	—	—	600,000	600	1,571,400	—	—	(1,572,000)	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	341,145	—	341,145
Foreign currency translation	—	—	—	—	—	—	—	—	72,980	72,980
Net income	—	—	—	—	—	—	637,235	—	—	637,235
BALANCE, June 30, 2006	2,000,000	$2,000	12,606,199	$12,606	$5,910,402	$364,460	$2,829,600	$(1,230,855)	$234,325	$8,122,538

The accompanying notes are an integral part of this statement.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

	2006	2005
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$637,235	$929,984
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	53,541	62,699
Loss on disposal of fixed assets	—	4,555
Amortization of deferred compensation	341,145	—
(Increase) decrease in assets:
Accounts receivable, trade	(256,661)	301,615
Inventories	(1,066,392)	(123,454)
Deposits and prepaid expenses	(2,868)	(246,381)
Other receivables	(6,686)	(260,114)
Increase (decrease) in liabilities:
Accounts payable	4,750	15,280
Deposits from customers	—	15,608
Accrued expenses and other payables	37,146	32,145
Taxes payables	567,416	434,078
Net cash provided by operating activities	308,626	1,166,015

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in interest-bearing loans to third parties	259,210	(138,263)
Payment of deposits for property, plant and machinery	—	(408,769)
Proceeds from investment gain	—	783
Decrease in amounts due from shareholders	92,251	329,837
Decrease in amounts due from a related company	446,189	—
Purchase of property, plant and equipment	(980,603)	(1,786,792)
Net cash used in investing activities	(182,953)	(2,003,204)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in non-interest bearing loan from third parties	(249,240)	—
Proceeds from government subsidies	124,620	—
Capital contribution in cash by stockholders	—	1,250,602
Net cash (used in) provided by financing activities	(124,620)	1,250,602

EFFECT OF EXCHANGE RATE CHANGES ON CASH	374	—

INCREASE IN CASH	1,427	413,413

CASH, beginning of period	38,498	49,606

CASH, end of period	$39,925	$463,019

SUPPLEMENTAL DISCLOSURE INFORMATION
Interest expense paid	$1,608	$1,861
Income taxes paid	$—	$9,314

Non-cash transactions
Stock issued for services	$1,572,000	$—
Contribution of a leasehold office building by a stockholder as additional capital of Xian Tianxing	$—	$275,086

The accompanying notes are an integral part of this statement.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND ORGANIZATION

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

On November 7, 2005, the Company completed a stock exchange transaction with the stockholders of Skystar Bio-Pharmaceutical (Cayman) Holdings Co., Limited (“Skystar Cayman”), whereby 48,000,000 shares of the Company’s Series B preferred stock was issued to the stockholders of Skystar Cayman in exchange for 100% of the common stock of Skystar Cayman. The 48,000,000 shares of Series B preferred stock issued to the stockholders of Skystar Cayman shall be convertible, in aggregate, into a number of shares of the Company’s common stock that would equal 89.5% of the outstanding shares of the Company’s common stock, if the shares were to be converted on the closing date of the stock exchange transaction which was November 7, 2005. In addition, Skystar Cayman paid $120,000 to the Cyber, which was used to pay liabilities of Cyber.

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

As a result of these contractual arrangements, which obligates Skystar Cayman to absorb a majority of the risk of loss from Xian Tianxing’s activities and enables Skystar Cayman to receive a majority of its expected residual returns, Skystar Cayman accounts for Xian Tianxing as a variable interest entity (“VIE”) under FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”, because the equity investors in Xian Tianxing do not have the characteristics of a controlling financial interest and Skystar Cayman should be considered the primary beneficiary of Xian Tianxing. Accordingly, Skystar Cayman consolidates Xian Tianxing’s results, assets and liabilities.

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

2. GOING CONCERN AND MANAGEMENT’S PLAN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2006, the Company had a net working capital deficiency of $877,556 that indicates the Company may need additional financing to meet cash requirements for its operations in order to continue as a going concern.

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

Cash

Cash includes cash on hand, demand deposits with banks and liquid investments with an original maturity of three months or less. All of the Company’s cash on hand and certain bank deposits are denominated in Renminbi (“RMB”) and translated at the rate of US$1 to RMB7.99.

Restricted cash

The Company had restricted cash of $62,600 and $62,000 as of June 30, 2006 and December 31, 2005, respectively. The restricted cash was received from the PRC government subsidies and set aside for the specific usages (see Note 13). The restricted funds are kept as bank deposits. Restricted cash is classified as current or non-current assets as of June 30, 2006 and December 31, 2005, depending on the expected period when the funds will be put into their specific usages.

Accounts and other receivables

Accounts and other receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed.

The Company uses the aging method to estimate the valuation allowance for anticipated uncollectible receivable balances. Under the aging method, bad debts percentages determined by management based on historical experience as well as current economic climate are applied to customers’ balances categorized by the number of months the underlying invoices have remained outstanding. The valuation allowance balance is adjusted to the amount computed as a result of the aging method. When facts subsequently become available to indicate that the allowance provided requires an adjustment, then the adjustment will be classified as a change in estimate. Accounts receivables at June 30, 2006 and December 31, 2005 amounted to $507,603 and $247,354 net of allowances of $72,191 and $71,613, respectively.

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

The carrying value of property, plant and equipment is assessed annually and when factors indicating impairment is present, the carrying value of the fixed assets is reduced by the amount of the impairment. The Company determines the existence of such impairment by measuring the expected future cash flows (undiscounted and without interest charges) and comparing such amount to the net asset carrying value. An impairment loss, if it exists, is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

Comprehensive income

SFAS No. 130, “Reporting Comprehensive Income”, requires disclosure of all components of comprehensive income and loss on an annual and interim basis. Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company had comprehensive income of $234,325 and $161,345 for the period ended June 30, 2006 and year ended December 31, 2005, respectively. The comprehensive income for 2006 arose from the changes in foreign currency exchange rates.

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

Research and development costs

Research and development costs are expensed to operations as incurred. During the period ended June 30, 2006 and 2005, a total of $105,086 and $10,442, respectively, in salaries, professional fees and technical support fees were incurred for research and development purposes, which had been expensed in the accompanying statements of operations.

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

The balance sheet amounts with the exception of equity at June 30, 2006 were translated at 7.99 RMB to 1.00 USD as compared to 8.06 RMB at December 31, 2005. The equity accounts were stated at their historical rate. The weighted average translation rate of 8.024 RMB to 1.00 USD for the six months ended June 30, 2006 was applied to income statement accounts.

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

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 replaces APB No. 20 (“APB 20”) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle whereas SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable. SFAS No. 154 enhances the consistency of financial information between periods. The Company has adopted SFAS No. 154 during the first quarter of 2006 and the adoption of SFAS No. 154 did not have a material impact on its results of operations, financial position or cash flows.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Recently issued accounting pronouncements (Cont’d)

In June 2005, the EITF reached a consensus on Issue No. 05-06, “Determining the Amortization Period for Leasehold Improvements” (EITF 05-06). EITF 05-06 provides guidance for determining the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease, collectively referred to as subsequently acquired leasehold improvements. EITF 05-06 provides that the amortization period used for the subsequently acquired leasehold improvements to be the lesser of (a) the subsequently acquired leasehold improvements’ useful lives, or (b) a period that reflects renewals that are reasonably assured upon the acquisition or the purchase. EITF 05-06 is effective on a prospective basis for subsequently acquired leasehold improvements purchased or acquired in periods beginning after the date of the FASB’s ratification, which was on June 29, 2005. The adoption of EITF 05-06 did not have a material impact on its consolidated results of operations.

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

Recently issued accounting pronouncements (Cont’d)

In October 2005, FASB Staff Position (FSB) FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period” was issued. This FSP concluded that rental costs associated with ground or building operating leases that are incurred during a construction period be expensed. The guidance in the FSP is required to be applied to the first reporting period beginning after December 15, 2005. The adoption of this pronouncement did not have a material impact on the Company’s financial position or results of operations.

4.	CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially expose the Company to concentrations of credit risk consist of cash and accounts receivable as of June 30, 2006 and December 31, 2005. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

As of June 30, 2006 and December 31, 2005, the Company’s bank deposits were all placed with banks in the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of bank failure.

For the period ended June 30, 2006 and year ended December 31, 2005, all of the Company’s sales arose in the PRC. In addition, all accounts receivable as at June 30, 2006 and December 31, 2005 also arose in the PRC.

The Company’s three largest customers accounted for approximately 3.28%, of the Company’s total revenues for the six month period ended June 30, 2006, while the Company’s three largest customers accounted for 3.27% of the Company’s total revenues for the six month period ended June 30, 2005.

The Company’s three largest vendors accounted for approximately 57.59% of the Company’s total purchases for the six month period ended June 30, 2006, while the Company’s three largest vendors accounted for 24.87% of the Company’s total purchases for the six month period ended June 30, 2005.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	RESTRICTED CASH

Restricted cash consists of the following:

	June 30	December 31
	2006	2005

Funds received from PRC government subsidies (see Note 13)
Total	$62,600	$62,000

6.	INVENTORIES

Inventories consist of the following:

	June 30	December 31
	2006	2005

Raw materials	$590,843	$85,563
Packing materials	150,083	42,552
Finished goods	503,021	47,172
Other inventory	4,795	400

Total	$1,248,742	$175,687

7.	LOANS RECEIVABLE

The loans receivable of $3,756 and $261,640 as of June 30, 2006 and December 31, 2005 respectively are unsecured, non-interest bearing and for terms less than one year. The Company has a long standing business relationship with these companies and in order to maintain these relationships, they have made these short term loans.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	OTHER RECEIVABLES

Other receivables consist of the following:

	June 30	December 31
	2006	2005

Cash advances to staff and salespersons for normal business purposes	$26,008	$19,085
Others	8,989	8,923

Total	$34,997	$28,008

9.	PREPAID LAND USE RIGHTS

The Company has recorded as prepaid land use rights the costs paid to acquire a long-term interest to utilize the land underlying the Company’s facilities. This type of arrangement is common for the use of land in the PRC. The prepaid land use rights are being amortized on the straight-line method over the term of the land use rights of 50 years. The total cost of the land use rights as of June 30, 2006 and December 31, 2005 amounted to $323,329 and $319,971, net of accumulated amortization of $12,933 and $12,550, respectively. Amortization expense for the period ended June 30, 2006 and the year ended December 31, 2005 amounted to $3,329 and $6,301, respectively.

The Company has pledged the prepaid land use rights to a third party as security against a non-interest bearing loan of the Company.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	June 30	December 31
	2006	2005

Plant and machinery	$258,556	$221,475
Leasehold improvements and office building	343,202	323,591
Office equipment	131,577	126,540
Motor vehicles	133,870	110,972
	867,205	782,578
Less: Accumulated depreciation	(259,753)	(216,389)

	607,452	566,189
Construction in progress	8,983,686	7,998,171

Total, net	$9,591,138	$8,564,360

Construction in progress included above is the construction of a new factory which the operations will meet the Good Manufacturing Practices Standard (“GMP Standard”). The construction work commenced in late 2004 and will be completed at the end of 2006.

The Company anticipates that the new factory will generate sufficient cash flows and therefore management has determined that no impairment loss exists on the construction in progress.

The depreciation expense was $43,364 and $47,539 for the six months ended June 30, 2006 and 2005, respectively.

The Company has pledged its leasehold office building with a net book value of $240,537 at June 30, 2006 to an unrelated third party as the security against a non-interest bearing loan.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	INTANGIBLE

Technological know-how consists of the following:

	June 30,	December 31
	2006	2005

Cost	$125,200	$123,948
Less: Accumulated amortization	(87,640)	(74,348)

Total	$37,560	$49,600

The amortization expense on the technological know-how was $13,292 and $12,048 for the period ended June 30, 2006 and 2005, respectively.

12.	INTEREST-BEARING SHORT-TERM LOAN

The short-term loan of $37,560 and $37,200 as of June 30, 2006 and December 31, 2005 respectively is for a term of one year from August 10, 2005 to August 10, 2006 and secured by a guarantee given by a third party, and bears interest at 0.8835% per month.

Interest expense for the period ended June 30, 2006 and 2005 amounted to $1,511 and $1,602, respectively.

13.	DEFERRED GOVERNMENT GRANT

The amounts represent subsidies for hi-tech projects granted by the PRC government. A subsidy in the amount of $626,000 was approved by the PRC government to be granted to the Company for the purpose of constructing a new factory which operations will meet the GMP Standard. In 2003, $501,380 was received by the Company and the remaining $124,620 was received in the first quarter of 2006. According to the PRC’s government regulations for these types of grants, the funds being granted may be treated as capital contributed by the company appointed by the PRC government (“contributing company”) or as a loan from such company, which the Company will be required to repay. However, no agreement has been reached with the contributing company regarding the final treatment of this subsidy. Therefore, the amount is included under non-current liabilities.

Also in 2003, another subsidy of $250,400 was received for financing the Company’s research and development activities. In 2005, the Company applied and utilized $187,800 in paying for the construction of the new plant facility. Because the Company expects that the final arrangement with the Government may not be confirmed within the year 2006, the amount is included under non-current liabilities.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	DEFERRED GOVERNMENT GRANT (Cont’d)

In 2005, another subsidy of $62,600 was received for the Company’s research and development activities. This amount was put into use during the year. Since the final treatment of these funds may not be confirmed in 2006, this amount is included under non-current liabilities.

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

On February 15, 2006, the Company also affected a one for ten (1:10) reverse stock split of the Company’s authorized shares of the Company’s preferred stock. As a result, the total number of authorized shares was reduced from 500,000,000 to 50,000,000. Per the conversion rights set forth in the certificate of designation for the series “B” convertible preferred stock, at the same time that the amendment to the Company’s articles of incorporation was filed that created sufficient authorized shares of common stock to permit full conversion of all 48,000,000 series “B” preferred shares, all of the series “B” preferred shares automatically was converted into 10,745,548 shares of common stock that equaled to 89.5% of the total issued and outstanding shares.

In March, 2006, the Company issued a total of 600,000 shares of the Company’s common stock to consultants, as more fully described in Note 17.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On December 31, 2003, Xian Tianxing established a statutory surplus reserve as well as a statutory common welfare fund and commenced to appropriate 10% and 5%, respectively of the net income after taxation to these reserves. The amounts included in the statutory reserves consisted of surplus reserve of $201,064 and common welfare fund of $163,396 as of June 30, 2006 and of December 31, 2005, respectively.

16.	2006 CONSULTANT STOCK PLAN

On February 22, 2006, the Company adopted the 2006 Consultant Stock Plan (the “Plan”) under which 1,199,648 shares of common stock are available for issuance with respect to awards granted to independent consultants who are crucial to the future growth and success of the Company and its subsidiaries and affiliates. For the period ended June 30, 2006, a total of 600,000 shares were issued pursuant to the Plan.

17.	CONSULTING AGREEMENTS AND DEFERRED CONSULTING FEES

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

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	CONSULTING AGREEMENTS AND DEFERRED CONSULTING FEES (Cont’d)

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

In accordance with SFAS 123 and EITF 96-18, the Company has accounted for the consulting agreements based on the fair market value of the Company’s common stock at the commencement date of the individual consulting agreements. For the period ended June 30, 2006, the Company charged $341,145 to expense associated with consulting agreements and recorded deferred consulting fees of $1,230,855 at June 30, 2006. The deferred consulting fees will be charged to expenses as follows:-

Year ending December 31	Amount

2006	$389,408
2007	779,589
2008	61,858

Total	$1,230,855

18.	EARNINGS PER SHARE

Basic earnings per share (EPS) for the periods ended June 30, 2006 and 2005 were determined by dividing net income for the years by the weighted average number of common shares outstanding. Diluted earnings per share for the periods ended June 30, 2006 and 2005 included the effect of 48,000,000 shares of the Company’s series “B” convertible preferred stock, which were issued pursuant to the stock exchange transaction on November 7, 2005, as more fully described in Note 1, and conferred with the right of conversion into common shares that equal 89.5% of the total issued and outstanding common stock, as more fully described in Note 14. The weighted average number of common shares outstanding was adjusted to account for the effects of the share exchange transaction as a reverse acquisition as more fully described in Note 1.

The Company has retroactively adjusted the weighted average number of common shares outstanding by deeming that the one-for-three hundred ninety seven (1:397) reverse stock split effected on February 16, 2006 had occurred as of the beginning of the earliest period presented.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	EARNINGS PER SHARE (Cont’d)

The reconciliations of the denominators of the basic and diluted EPS computations are as follows:

	June 30	June 30
	2006	2005

Denominator for Basic EPS	9,606,115	1,260,651

Weighted average effect on denominator for Basic EPS	9,606,115	1,260,651
Effect of series “B” convertible preferred stock	—	10,745,548

Denominator for Diluted EPS	9,606,115	12,006,199

19.	RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

(a)	Related party receivables and payables

Amounts receivable from and payable to related parties are summarized as follows:

	June 30,	December 31
	2006	2005
Amounts due from shareholders:
Mr. Wei Wen, also a director of the Company	$12,340	$21,503
Mr. Weibing Lu, also a director of the Company	10,372	101,463
Ms. Aixia Wang	62	—
Total	$22,774	$122,966

Amount due to shareholders:
Ms. Aixia Wang	$—	$8,618
Mr. Wucai Ji	64,478	63,860
Mr. Yuantai Wang	6,260	6,200
Total	$70,738	$78,678

Amount due from a related company:
Shaanxi Xingji Electronic Sci-Tech Company Limited (“Shaanxi Xingji”) (see (b)(i) to (iii) below)	$144,430	$587,016

Amount due to a related company:
Tian Xing Digital - a company owned by a director	$24,914	$24,676

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	RELATED PARTY TRANSACTIONS AND ARRANGEMENTS (Cont’d)

(a)	Related party receivables and payables (Cont’d)

Balances with shareholders and related companies represent advances to or loans from the respective shareholders or related companies. These balances, except the $37,200, due to Shaanxi Xingji, as of December 31, 2005 (see (b)(iii) below), are interest free and unsecured and have no fixed repayment date.

(b)	Amount due from Shaanxi Xingji

(i)	The wife of a shareholder and director, Mr. Weibing Lu, is the shareholder of Shaanxi Xingji.

(ii)
The amount of $144,430 (December 31, 2005: $624,216) due from Shaanxi Xingji is non-interest bearing, unsecured and has no fixed repayment date. On March 26, 2006, Shaanxi Xingji submitted a statement to the Company promising that Shaanxi Xingji would repay the amount in full by December 31, 2006.

(iii)	The amount of $37,200 due to Shaanxi Xingji as of December 21, 2005 with interest bearing at 0.885% per month was fully repaid during the period ended June 30, 2006.

20.	CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

The Company’s operations are all carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC’s economy.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.	CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS (Cont’d)

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

The Company’s commitments for capital expenditure as of June 30, 2006 are as follows:

Contracted but not accrued for:
Construction of a new plant	$2,087,463
Purchase of machinery	666,840

Total	$2,754,303

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.	COMMITMENTS AND CONTINGENCIES (Cont’d)

(b)	Lease commitments

The Company has entered into a tenancy agreement for the lease of factory premises for a period of ten years from October 1, 2004 to September 30, 2014 with an annual rent of $10,767, which is subject to a 10% increase every four subsequent years. The Company’s commitments for minimum rental payments under this lease for the next five years and thereafter are as follows:

Year:	2006	2005

Within 1 year	$10,767	$10,406
1 to 2 year	10,767	10,406
2 to 3 year	11,575	10,406
3 to 4 year	11,844	11,186
4 to 5 year	11,844	11,447
Thereafter	40,862	50,937

	$97,659	$104,788

(c)	Legal proceedings

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

Results of Operations - Three month period ended June 30, 2006 as compared to three month period ended June 30, 2005

REVENUES. All of our revenue is derived from the sale of bio-pharmaceutical and veterinary products in the PRC. During the three month period ended June 30, 2006, we had revenues of $2,762,247 as compared to revenues of $2,038,559 during the three month period ended June 30, 2005, an increase of approximately 35%. In general, this increase is attributable to our increased volume of sales, partially offset by a decline in unit selling prices. The increase is largely attributable to the increase in the number of promotional activities that we carried out during the period. We believe that our sales will continue to grow because we are strengthening our sales force and improving our product quality.

GROSS PROFIT. Cost of goods sold, which consist of raw materials, direct labor and manufacturing overhead, were $1,506,295 for the three month period ended June 30, 2006 as compared to $949,699 for the three month period ended June 30, 2005. Gross profit was $1,255,952 for the three month period ended June 30, 2006 as compared to $1,088,860 for the three month period ended June 30, 2005, representing gross profit margins of approximately 45% and 53%, respectively. The decrease in our gross profit margin is attributable to an increase in cost of raw materials. We believe that this is a short term trend and that we will have better cost control in the future. On the one hand, we will purchase raw materials in bulk to have a better pricing. On the other hand, we will improve the formula so as to lower the cost of raw materials consumed.

SELLING EXPENSES. Selling expenses, which consist of commission, advertising and promotion expenses, freight charges and salaries totaled $75,574 for the three month period ended June 30, 2006 as compared to $206,209 for the three month period ended June 30, 2005, a decrease of approximately 63%. This decrease is primarily attributable to a change in our commission policy from an aggressive commission rate to a flat rate.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled $104,835 for the three month period ended June 30, 2006, as compared to $119,703 for the three month period ended June 30, 2005, a decrease of approximately 12%. This decrease is primarily attributable to a decrease in traveling expenses that totaled $15,002 during the three month period ended June 30, 2006.

AMORTIZATION OF DEFERRED CONSULTING FEE. Deferred consulting fee, which paid for the consultation and advisory services relating to marketing, financing and restructuring of the Company, totaled $341,145 and amortization of this fee commenced in the three month period ended June 30, 2006, whereas there was no such expenses during the three month period ended June 30, 2005.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs, which consist of salaries, professional and technical support fees, totaled $85,747 for the three month period ended June 30, 2006, as compared to $157 for the three month period ended June 30, 2005, an increase of approximately 545%. The increase is attributable to our continued improvement of existing products and our development of new products.

NET INCOME. Skystar had a net income of $483,343 for the three month period ended June 30, 2006 as compared to $648,836 for the three month period ended June 30, 2005. The decrease in net income is attributable to the amortization of the deferred consulting fees and the increase in cost of raw materials for the three month period ended June 30, 2006. Skystar’s management believes that net income will increase as sales increase in the coming quarters.

Results of Operations - Six month period ended June 30, 2006 as compared to six month period ended June 30, 2005

REVENUES. All of our revenue is derived from the sale of bio-pharmaceutical and veterinary products in the PRC. During the six month period ended June 30, 2006, we had revenues of $3,757,435 as compared to revenues of $2,896,790 during the six month period ended June 30, 2005, an increase of approximately 30%. In general, this increase is attributable to our increased sales, which, in turn, is mainly attributable to the increase in the number of promotional activities we carried out during the period.

GROSS PROFIT. Cost of goods sold, which consist of raw materials, direct labor and manufacturing overhead, were $2,026,734 for the six month period ended June 30, 2006 as compared to $1,365,664 for the six month period ended June 30, 2005. Gross profit was $1,730,701 for the six month period ended June 30, 2006 as compared to $1,531,126 for the six month period ended June 30, 2005, representing gross profit margins of approximately 46% and 53%, respectively. The decrease in our gross profit margin is attributable to a decrease in unit price due to keen competition and also due to an increase in the cost of raw materials. We believe that this is a short term trend and we will be strengthening our sales force and will have better cost control in the future. On the one hand, we will purchase raw materials in bulk to have a better pricing. On the other hand, we will improve the formula so as to lower the cost of raw materials consumed.

SELLING EXPENSES. Selling expenses, which consist of commission, advertising and promotion expenses, freight charges and salaries, totaled $143,482 for the six month period ended June 30, 2006 as compared to $242,567 for the six month period ended June 30, 2005, a decrease of approximately 41%. This decrease is primarily attributable to a change in our commission policy from an aggressive commission rate to a flat rate.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled $311,072 for the six month period ended June 30, 2006, as compared to $178,487 for the six month period ended June 30, 2005, an increase of approximately 74%. This increase is primarily attributable to a provision for audit fees to comply with the SEC reporting rules, which totaled $135,767 for the period ended June 30, 2006.

AMORTIZATION OF DEFERRED CONSULTING FEE. Deferred consulting fee, which paid for the consultation and advisory services relating to marketing, financing and restructuring of the Company, totaled $341,145 and amortization of this fee commenced in the six month period ended June 30, 2006, whereas there was no such expenses during the six month period ended June 30, 2005.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs, which consist of salaries, professional and technical support fees, totaled $105,086 for the six month period ended June 30, 2006, as compared to $10,442 for the six month period ended June 30, 2005, an increase of approximately 906%. The increase is attributable to our continued improvement of existing products and our development of new products.

NET INCOME. Skystar had a net income of $637,235 for the six month period ended June 30, 2006 as compared to $929,984 for the six month period ended June 30, 2005. The decrease in net income is attributable to the amortization of the deferred consulting fee for the six month period ended June 30, 2006. Skystar’s management believes that net income will increase as the sales increase in the coming quarters.

Liquidity

For the six month period ended June 30, 2006, we generated cash from operating activities of $308,626, as compared to $1,166,015 for the six months ended June 30, 2005. The decrease is primarily attributable to an increase in inventory that will be used for the production in the third quarter of 2006. We used $182,953 in investing activities for the six month period ended June 30, 2006, as compared to $2,003,204 for the same period in 2005. The cash used in investing activities for 2006 consisted of, among others, a payment of $980,603 for the purchases of property, plant and equipment (net of decrease in deposits paid), as compared with $1,786,792 for such purchases for the same six month period in 2005 as the construction of our new plant has been in full swing since 2004 and is expected to be completed at the end of 2006. Also, the repayment from a related company of $446,189 contributed to the decrease in net cash used in investing activities. On the other hand, we used $124,620 in financing activities for 2006 as compared to the $1,250,602 in cash generated from stockholders for 2005.

As of June 30, 2006, the Company had cash of $39,925. Our total current assets were $2,083,033 and our total current liabilities were $2,960,589, which resulted in a net working capital deficiency of $877,556, and which indicates the Company may need additional financing to meet cash requirements for its operations in order to continue as a going concern. Management believes the Company’s ability to continue as a going concern is dependent upon its ability to maintain profitable operations and to obtain additional financing or refinancing as may be required. The Company has recorded net income and generated positive cash inflows from operating activities during the second quarter of 2006 and the year of 2005. Furthermore, the Company has appointed investment bankers to raise funds in the capital market, although there are no assurances that we will be able to successfully obtain additional financing at terms acceptable to us. Failure to obtain such financing could have a material adverse effect on our ability to operate as a going concern. However, our management believes that the Company will generate sufficient cash flow to meet its obligations on a timely basis in the foreseeable future.

We had capital expenditure commitments outstanding as of June 30, 2006 in the amount of $2,087,463 for the construction of a new plant which will meet the Good Manufacturing Practices Standard and $666,840 in relation to the purchase of machinery. The new plant and machinery will enable us to consolidate our existing operations and to expand the production capacity for our bio-pharmaceutical business.

Capital Resources

As mentioned above, we had a net working capital deficiency that indicates our need for additional financing. For Company operations and the construction of the newest facilities and acquisition of new equipment for these facilities, we expect that we will need approximately $12,900,000 in the next twelve months. Of the capital raised, we estimate that $3,400,000 will be spent on the construction of the new plant, $2,500,000 will be spent on research and development of the new products, $1,500,000 will be for the construction of a new research and development center, $1,000,000 will be spent on marketing our products, and the remaining $4,500,000 will be for working capital. We have appointed investment bankers to raise additional funding through public or private equity or debt financing, strategic transactions and/or from other sources, although we expect that funding will come mainly from private placements. While there can be no assurances that we will be able to obtain such additional financing, on terms acceptable to us and at the times required, or at all, we believe that sufficient capital can be raised in the foreseeable future.

Plan of Operations

Over the next 12 months, we plan to continue to market and sell the company’s products and to develop new products.

In addition, in 2003, Xian Tianxing received approval from the State Council of China to expand its production facilities and construct a new Good Manufacturing Practice (“GMP”) standard plant. The entire expansion project will cost approximately RMB69,410,000 ($8,500,000). The Company’s total investment in this project includes approximately $7,000,000 for the facilities and $1,500,000 for working capital. The construction work commenced in late 2004 and is expected to be completed by the end of 2006. The new plant will occupy approximately 31,350 sq. meters and have a total area of approximately 14,100 sq. meters.

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

Off-Balance Sheet Arrangements

Xian Tianxing has pledged a leasehold office building with a net book value of $240,537 as of June 30, 2006 to an unrelated third party as the security against a non-interest bearing loan to Xian Tianxing for a short term financing purposes. The outstanding non-interest bearing loan was $137,720 as of June 30, 2006.

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

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the consolidated financial statements or otherwise stated in this MD&A were as follows:

	June 30, 2006	December 31, 2005	June 30, 2005

Balance sheet items, except for the registered and paid-up capital, as of end of period/year	USD0.1252:RMB1	USD0.124:RMB1	USD0.12048:RMB1

Amounts included in the statement of operations, statement of changes in stockholders’ equity and statement of cash flows for the period/ year ended	USD0.1246:RMB1	USD0.122:RMB1	USD0.12048:RMB1

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

Other companies may independently develop similar products and design around any patented products we develop.  We cannot assure you that:

•	any of our patent applications will result in the issuance of patents

•	we will develop additional patentable products

•	the patents we have been issued will provide us with any competitive advantages

•	the patents of others will not impede our ability to do business or

•	third parties will not be able to circumvent our patents.

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

In manufacturing our products, we will be required to comply with applicable good manufacturing practices regulations, which include requirements relating to quality control and quality assurance, as well as the maintenance of records and documentation.  If we cannot comply with regulatory requirements, including applicable good manufacturing practice requirements, we may not be allowed to develop or market the product candidates.  If we or our manufacturers fail to comply with applicable regulatory requirements at any stage during the regulatory process, we may be subject to sanctions, including fines, product recalls or seizures, injunctions, refusal of regulatory agencies to review pending market approval applications or supplements to approve applications, total or partial suspension of production, civil penalties, withdrawals of previously approved marketing applications and criminal prosecution.

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

Our Operations and the Use of Our Products Could Subject Us to Damages Relating to Injuries or Accidental Contamination

Our research and development processes involve the controlled use of hazardous materials.  We are subject to federal, provincial and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and waste products.  The risk of accidental contamination or injury from handling and disposing of such materials cannot be completely eliminated. In the event of an accident involving hazardous materials, we could be held liable for resulting damages.  We are not insured with respect to this liability. Such liability could exceed our resources.  In the future, we could incur significant costs to comply with environmental laws and regulations.

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

Skystar Cayman is an intermediate holding company incorporated in the Cayman Islands and does not have any assets or conduct any business operations other than our investments in our affiliated entity in China, Xian Tianxing. As a result of Skystar Cayman’s company structure, we rely entirely on payments from Xian Tianxing under our contractual arrangements. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of China. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. See “—Government control of currency conversion may affect the value of your investment.” Furthermore, if our affiliated entity in China incurs debt on their own in the future, the instruments governing the debt may restrict their ability to make payments. If we are unable to receive all of the revenues from our operations through these contractual or dividend arrangements, we may be unable to pay dividends on our ordinary shares.

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

Our principal shareholders and their affiliated entities will own approximately 81% our outstanding ordinary shares, representing approximately 81% of our voting power. These shareholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions. In addition, because of the percentage of ownership and voting concentration in these principal shareholders and their affiliated entities, elections of our board of directors will generally be within the control of these shareholders and their affiliated entities. While all of our shareholders are entitled to vote on matters submitted to our shareholders for approval, the concentration of shares and voting control presently lies with these principal shareholders and their affiliated entities. As such, it would be difficult for shareholders to propose and have approved proposals not supported by management. There can be no assurances that matters voted upon by our officers and directors in their capacity as shareholders will be viewed favorably by all shareholders of the company.

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

The market price for our stock may be volatile.

The market price for our stock may be volatile and subject to wide fluctuations in response to factors including the following:

•	actual or anticipated fluctuations in our quarterly operating results;

•	changes in financial estimates by securities research analysts;

•	conditions in bio-pharmaceutical and agricultural markets;

•	changes in the economic performance or market valuations of other bio-pharmaceutical companies;

•	announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	addition or departure of key personnel;

•	fluctuations of exchange rates between RMB and the U.S. dollar;

•	intellectual property litigation; and

•	general economic or political conditions in China.

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
______________
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

[SIGNATURES PAGE FOLLOWS]

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKYSTAR BIO-PHARMACEUTICAL COMPANY (Registrant)

Date: August 18, 2006	By:	/s/ Weibing Lu

Weibing Lu Chief Executive Officer

Date: August 18, 2006	By:	/s/ Erna Gao

Erna Gao Chief Financial Officer