Form 10QSB
period 2006-09-30
SKYSTAR BIO-PHARMACEUTICAL CO
filed 2006-11-14
CIK 1076939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☑	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended: September 30, 2006
Or

☐	Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from ______________ to _______________

Commission File Number: 000-28153

SKYSTAR BIO-PHARMACEUTICAL COMPANY
(Exact name of registrant as specified in its charter)

Nevada	33-0901534
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Rm. 10601, Jiezuo Plaza, No. 4, Fenghui Road South, Gaoxin District, Xian Province, P.R. China	N/A
(Address of principal executive offices)	(Zip code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date: 12,606,199 issued and outstanding as of November 13, 2006.

Transitional Small Business Disclosure Form (Check one):     Yes ☐ No ☑

TO QUARTERLY REPORT ON FORM 10-QSB
FOR QUARTER ENDED SEPTEMBER 30, 2006

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

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

A S S E T S
	September 30,	December 31,
	2006	2005
	Unaudited
CURRENT ASSETS:
Cash	$31,832	$38,498
Restricted cash	63,300	62,000
Accounts receivable, trade, net of allowance for doubtful accounts of $73,115 and $71,613 as of September 30, 2006 and December 31, 2005, respectively	726,739	247,354
Inventories	1,166,539	175,687
Deposits and prepaid expenses	14,719	15,179
Loans receivable	3,798	261,640
Amounts due from shareholders	13,174	122,966
Amount due from a related company	9,457	587,016
Other receivables	37,448	28,008
Total current assets	2,067,006	1,538,348

PLANT AND EQUIPMENT, net	9,858,555	8,564,360

OTHER ASSETS:
Prepaid land use right, net	313,867	307,421
Intangible, net	31,650	49,600
Total other assets	345,517	357,021
Total assets	$12,271,078	$10,459,729

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y

CURRENT LIABILITIES:
Interest-bearing short-term loan	$37,980	$37,200
Non-interest bearing loans from third parties	176,734	421,104
Accounts payable	49,155	9,692
Accrued expenses and others	191,493	135,300
Taxes payable	1,167,833	1,811,405
Other payables	188,590	64,496
Amount due to a related company	25,193	24,676
Amounts due to shareholders	143,646	78,678
Total current liabilities	1,980,624	2,582,551

Deferred government grant	949,500	806,000
Total liabilities	2,930,124	3,388,551

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 2,000,000 series “A” shares issued and outstanding as of September 30, 2006 and December 31, 2005 respectively; Nil and 48,000,000 series “B” shares issued and outstanding as of September 30, 2006 and December 31, 2005 respectively.	2,000	50,000
Common stock, $0.001 par value, 50,000,000 and 500,000,000 shares authorized as of September 30, 2006 and December 31, 2005 respectively; 12,606,199 and 500,000,000 shares issued and outstanding as of September 30, 2006 and December 31, 2005 respectively.	12,606	500,000
Paid-in capital	5,910,402	3,803,008
Statutory reserves	364,460	364,460
Deferred compensation	(914,778)	—
Retained earnings	3,629,257	2,192,365
Accumulated other comprehensive income (loss)	337,007	161,345
Total shareholders’ equity	9,340,954	7,071,178
Total liabilities and shareholders’ equity	$12,271,078	$10,459,729

The accompanying notes are an integral part of this statement.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	Three months ended		Nine months ended
	September 30		September 30
	2006	2005	2006	2005
	Unaudited	Unaudited	Unaudited	Unaudited

REVENUE	$3,558,344	$1,632,336	$7,315,779	$4,529,126
COST OF SALES	1,928,606	818,539	3,955,340	2,184,203

GROSS PROFIT	1,629,738	813,797	3,360,439	2,344,923

OPERATION EXPENSES:
RESEARCH AND DEVELOPMENT COST	19,372	3,755	124,458	14,197
SELLING EXPENSES	125,793	82,107	269,275	324,674
GENERAL AND ADMINISTRATIVE EXPENSES	167,306	130,875	478,378	309,362
AMORTIZATION OF DEFERRED CONSULTING FEES	316,077	—	657,222	—
TOTAL OPERATION EXPENSES	628,548	216,737	1,529,333	648,233

INCOME FROM OPERATIONS	1,001,190	597,060	1,831,106	1,696,690

OTHER INCOME, net of other (expense)	(1,055)	38,580	(2,285)	65,164

INCOME BEFORE PROVISION FOR INCOME TAXES	1,000,135	635,640	1,828,821	1,761,854

PROVISION FOR INCOME TAXES	200,478	112,080	391,929	308,310

NET INCOME	799,657	523,560	1,436,892	1,453,544

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	102,682	—	175,662	—

COMPREHENSIVE INCOME	$902,339	$523,560	$1,612,554	$1,453,544

EARNINGS PER SHARE (EPS):
– Basic	$0.06	$0.42	$0.14	$1.15
– Diluted	$0.06	$0.04	$0.14	$0.12

Weighted average number of common shares used to compute EPS:
– Basic	12,606,199	1,260,651	10,617,132	1,260,651
– Diluted	12,606,199	12,006,199	10,617,132	12,006,199

The accompanying notes are an integral part of this statement.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)

									Accumulated
									other
	Preferred stock		Common stock		Paid-in	Statutory	Retained	Deferred	comprehensive
	Shares	Amount	Shares	Amount	capital	reserves	earnings	Compensation	income (loss)	Totals

BALANCE, January 1, 2005	50,000,000	$50,000	500,000,000	$500,000	$2,266,048	$163,396	$925,911	$—	$—	$3,905,355
Capital contribution by original shareholders	—	—	—	—	1,536,960	—	—	—	—	1,536,960
Net income	—	—	—	—	—	—	1,453,544	—	—	1,453,544
BALANCE, September 30, 2005	50,000,000	50,000	500,000,000	500,000	3,803,008	163,396	2,379,455	—	—	6,895,859
Net income	—	—	—	—	—	—	13,974	—	—	13,974
Foreign currency translation	—	—	—	—	—	—	—	—	161,345	161,345
Adjustment to statutory reserve	—	—	—	—	—	201,064	(201,064)	—	—	—
BALANCE, December 31, 2005	50,000,000	50,000	500,000,000	500,000	3,803,008	364,460	2,192,365	—	161,345	7,071,178
Adjustment to 1-397 reverse stock split	—	—	(498,739,349)	(498,739)	498,739	—	—	—	—	—
Share conversion	(48,000,000)	(48,000)	10,745,548	10,745	37,255	—	—	—	—	—
Share issued for services	—	—	600,000	600	1,571,400	—	—	(1,572,000)	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	657,222	—	657,222
Net income	—	—	—	—	—	—	1,436,892	—	—	1,436,892
Foreign currency translation	—	—	—	—	—	—	—	—	175,662	175,662
BALANCE, September 30, 2006	2,000,000	$2,000	12,606,199	$12,606	$5,910,402	$364,460	$3,629,257	$(914,778)	$337,007	$9,340,954

The accompanying notes are an integral part of this statement.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

	2006	2005
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,436,892	$1,453,544

Adjustments to reconcile net income to cash provided by (used in) operating activities:
Amortization of deferred compensation	657,222	—
Depreciation and amortization	81,204	85,655
Bad debt expense	578	—
Loss on disposal of equipment	—	4,600
(Increase) decrease in assets:
Accounts receivable	(468,709)	409,629
Other receivables	(8,740)	(420,939)
Deposit and prepaid expenses	768	(490,338)
Inventories	(974,536)	(188,729)
Increase (decrease) in liabilities:
Accounts payable	38,757	14,324
Accrued expenses and other payables	174,099	(49,219)
Receipt in advance	—	30,087
Taxes payable	(672,832)	682,717
Net cash provided by operating activities	264,703	1,531,331

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in amounts of short-term investment	—	243,360
Proceeds from disposal of fixed assets	—	791
Purchase of property, plant and equipment	(1,162,813)	(3,282,909)
Net cash used in investing activities	(1,162,813)	(3,038,758)

CASH FLOWS FINANCING ACTIVITIES:
Decrease in restricted cash	—	182,520
Increase (decrease) in amounts due to shareholders	71,194	(39,293)
Decrease in amounts due from shareholders	102,246	(12,901)
Decrease in amount due to a related company	—	(11,195)
Decrease in amount due from a related company	582,319	—
Decrease in non-interest bearing loans from third parties	(249,960)	—
Payments to short-term loan	37,000	—
Payments from short-term loan	(37,000)	—
Proceeds from deferred government grant	124,980	60,840
Capital contributed	—	1,245,600
Increase in interest-bearing loans to third parties	259,958	80,751
Net cash provided by financing activities	890,737	1,506,322

NET DECREASE IN CASH	(7,373)	(1,105)

EFFECT ON EXCHANGE RATE CHANGES ON CASH	707	19,092

CASH, beginning of period	38,498	49,606

CASH, end of period	$31,832	$67,593

Supplemental disclosure information
Finance costs paid	$2,670	$1,934
Income taxes paid	$516,659	$—

Non-cash transactions
Stock issued for services	$1,572,000	$—

Contribution of a leasehold office building by a shareholder as additional capital of Xian Tianxing	$—	$275,080

The accompanying notes are an integral part of this statement.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

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

On November 7, 2005, the Company completed a stock exchange transaction with the stockholders of Skystar Bio-Pharmaceutical (Cayman) Holdings Co., Limited (“Skystar Cayman”), whereby 48,000,000 shares of the Company’s Series B preferred stock was issued to the stockholders of Skystar Cayman in exchange for 100% of the common stock of Skystar Cayman. The 48,000,000 shares of Series B preferred stock issued to the stockholders of Skystar Cayman shall be convertible, in aggregate, into a number of shares of the Company’s common stock that would equal 89.5% of the outstanding shares of the Company’s common stock, if the shares were to be converted on the closing date of the stock exchange transaction which was November 7, 2005. In addition, Skystar Cayman paid $120,000 to Cyber, which was used to pay liabilities of Cyber.

In connection with the stock exchange transaction, the Company appointed four new directors, Mr. Weibing Lu, Mr. Wei Wen, Mr. Xinya Zhang and Ms. Erna Gao, to the Company’s board of directors. Furthermore, concurrent with the closing of the stock exchange transaction, all of the Company’s former officers and a director, Mr. David Wassung resigned their positions and Mr. Weibing Lu was appointed the new chief executive officer, Ms. Erna Gao the new chief financial officer, and Mr. Wei Wen the new secretary.

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
September 30, 2006
(Unaudited)

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

Xian Tianxing was incorporated on July 3, 1997 in the PRC as a limited liability company without shares. On December 31, 2003, Xian Tianxing was restructured from a limited liability company without shares to a joint stock limited company. According to the PRC law, a “limited liability company” is a company whose shareholders shall assume liability towards the company to the extent of their respective capital contributions, whereas a joint stock limited company is a company having its total capital divided into equal shares and whose shareholders shall assume liability to the extent of their respective shareholdings.

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

As a result of these contractual arrangements, which obligates Skystar Cayman to absorb a majority of the risk of loss from Xian Tianxing’s activities and enable Skystar Cayman to receive a majority of its expected residual returns, Skystar Cayman accounts for Xian Tianxing as a variable interest entity (“VIE”) under FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”. Accordingly, Skystar Cayman consolidates Xian Tianxing’s results, assets and liabilities.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

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

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Fair values of financial instruments (Cont’d)

The Company’s financial instruments primarily consist of cash, accounts receivable, other receivables, other accounts payable and accruals, and short-term related party borrowings. As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to the short term maturities of these instruments and that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective year ends.

Cash

Cash includes cash on hand, demand deposits with banks and liquid investments with an original maturity of three months or less.

Restricted cash

The Company had restricted cash of $63,300 and $62,000 as of September 30, 2006 and December 31, 2005, respectively. The restricted cash was received from the PRC government subsidies and set aside for the specific usages (see Note 12). The restricted funds are kept as bank deposits. Restricted cash is classified as current assets as of September 30, 2006 and December 31, 2005, based on the expected period when the funds will be put into their specific usages.

Accounts and other receivables

Accounts and other receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

The Company uses the aging method to estimate the valuation allowance for anticipated uncollectible receivable balances. Under the aging method, bad debt percentages determined by management based on historical experience as well as current economic climate are applied to customers’ balances categorized by the number of months the underlying invoices have remained outstanding. The valuation allowance balance is adjusted to the amount computed as a result of the aging method. When facts subsequently become available to indicate that the allowance provided requires an adjustment, then the adjustment will be classified as a change in estimate. Accounts receivables at September 30, 2006 and December 31, 2005 amounted to $726,739 and $247,354 net of allowances of $73,115 and $71,613, respectively.

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

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

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

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Comprehensive income

SFAS No. 130, “Reporting Comprehensive Income”, requires disclosure of all components of comprehensive income and loss on an annual and interim basis. Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive income arose from the changes in foreign currency exchange rates.

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

Research and development costs

Research and development costs are expensed to operations as incurred and include salaries, professional fees and technical support fees.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

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

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Foreign currency translation

The Company uses the United States dollar (“U.S. dollars”) for financial reporting purposes. The Company’s subsidiary and VIE maintain their books and records in their functional currency, being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, the Company translates the subsidiary’s and VIE’s assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the subsidiary’s and VIE’s financial statements are recorded as accumulated other comprehensive income.

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

Assets and liabilities at September 30, 2006 were translated at US$0.12660:RMB1 as compared to US$0.124:RMB1 at December 31, 2005. The weighted average translation rate of US$0.12498:RMB1 and US$0.12168:RMB1 for the nine months ended September 30, 2006 and 2005 respectively were applied to income statement accounts.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. These amounts are not material to the consolidated financial statements.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

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

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 replaces APB No. 20 (“APB 20”) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle whereas SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable. SFAS No. 154 enhances the consistency of financial information between periods. SFAS No. 154 became effective with the Company’s first quarter of fiscal year 2006.  SFAS No. 154 did not have material impact on the Company’s results of operations, financial position or cash flows.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Recently issued accounting pronouncements (Cont’d)

In June 2005, the EITF reached a consensus on Issue No. 05-06, "Determining the Amortization Period for Leasehold Improvements" (EITF 05-06). EITF 05-06 provides guidance for determining the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease, collectively referred to as subsequently acquired leasehold improvements). EITF 05-06 provides that the amortization period used for the subsequently acquired leasehold improvements to be the lesser of (a) the subsequently acquired leasehold improvements' useful lives, or (b) a period that reflects renewals that are reasonably assured upon the acquisition or the purchase. EITF 05-06 is effective on a prospective basis for subsequently acquired leasehold improvements purchased or acquired in periods beginning after the date of the FASB's ratification, which was on June 29, 2005. EITF 05-06 did not have a material impact on the Company’s consolidated results of operations, financial positions or cash flows.

In July 2005, the Financial Accounting Standards Board (FASB) issued an Exposure Draft of a proposed Interpretation “Accounting for Uncertain Tax Positions—an interpretation of FASB Statement No. 109.” Under the proposed Interpretation, a company would recognize in its financial statements its best estimate of the benefit of a tax position, only if the tax position is considered probable of being sustained on audit based solely on the technical merits of the tax position. This Interpretation became effective in 2005, and did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Recently issued accounting pronouncements (Cont’d)

In October 2005, FASB Staff Position (FSP) FAS 13-1, "Accounting for Rental Costs Incurred during a Construction Period" was issued. This FSP concluded that rental costs associated with ground or building operating leases that are incurred during a construction period be expensed. The guidance in the FSP is required to be applied to the first reporting period beginning after December 15, 2005. FSP13-1 did not have a material impact on the Company's financial position, results of operations, or cash flows.

3.	CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially expose the Company to concentrations of credit risk consist of cash and accounts receivable as of September 30, 2006 and December 31, 2005. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

As of September 30, 2006 and December 31, 2005, the Company’s bank deposits were all placed with banks in the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of bank failure.

For the period ended September 30, 2006 and year ended December 31, 2005, all of the Company’s sales arose in the PRC. In addition, all accounts receivable as at September 30, 2006 and December 31, 2005 also arose in the PRC.

The Company’s three largest customers accounted for approximately 2.08%, of the Company’s total revenues for the nine month period ended September 30, 2006, while the Company’s three largest customers accounted for 2.18% of the Company’s total revenues for the nine month period ended September 30, 2005.

The Company’s three largest vendors accounted for approximately 72.89% of the Company’s total purchases for the nine month period ended September 30, 2006, while the Company’s three largest vendors accounted for 62.42% of the Company’s total purchases for the nine month period ended September 30, 2005.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

4.	RESTRICTED CASH

Restricted cash consists of the following:

	September 30	December 31
	2006	2005
Funds received from PRC government subsidies (see Note 12)
	$63,300	$62,000

5.	INVENTORIES

Inventories consist of the following:

	September 30	December 31
	2006	2005

Raw materials	$467,704	$85,563
Packing materials	121,130	42,552
Finished goods	571,175	47,172
Other inventory	6,530	400
Total	$1,166,539	$175,687

6.	LOANS RECEIVABLE

The loans receivable of $3,798 and $261,640 as of September 30, 2006 and December 31, 2005 respectively are unsecured, non-interest bearing and for terms less than one year. The Company has a long standing business relationship with these companies and in order to maintain these relationships, they have made these short term loans.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

7.	OTHER RECEIVABLES

Other receivables consist of the following:
	September 30	December 31
	2006	2005

Cash advances to staff and salespersons for normal business purposes	$20,484	$19,085
Prepaid operating expenses	4,640	—
Others	12,324	8,923
	$37,448	$28,008

8.	PREPAID LAND USE RIGHTS

The Company has recorded as prepaid land use rights the costs paid to acquire a long-term interest to utilize the land underlying the Company’s facilities. This type of arrangement is common for the use of land in the PRC. The prepaid land use rights are being amortized on the straight-line method over the term of the land use rights of 50 years. The total cost of the land use rights as of September 30, 2006 and December 31, 2005 amounted to $326,945 and $319,971, net of accumulated amortization of $13,078 and $12,550, respectively. Amortization expense for the period ended September 30, 2006 and the year ended December 31, 2005 amounted to $6,455 and $6,301, respectively.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

9.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 30	December 31
	2006	2005

Plant and machinery	$266,081	$221,475
Leasehold improvements and office building	347,039	323,591
Office equipment	134,397	126,540
Motor vehicles	140,608	110,972
	888,125	782,578
Less: Accumulated depreciation	(284,192)	(216,389)
	603,933	566,189
Construction in progress	9,254,622	7,998,171

Total, net	$9,858,555	$8,564,360

Construction in progress included above was the construction of a production base which operations will meet the Good Manufacturing Practices Standard (“GMP Standard”). The construction work commenced in late 2004 and will be completed at the end of 2006.

The Company anticipates that the new factory can generate sufficient cash flows and therefore management does not determine the existence of impairment loss on the construction in progress.

The depreciation expense was $62,457 and $47,539 for the period ended September 30, 2006 and 2005, respectively.

The Company has pledged its leasehold office building at cost of $275,080 at September 30, 2006 to an unrelated third party as the security against a non-interest bearing loan.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

10.	INTANGIBLE

Technological know-how consists of the following:
	September 30,	December 31
	2006	2005

Cost	$126,600	$123,948
Less: Accumulated amortization	(94,950)	(74,348)

Total	$31,650	$49,600

The amortization expense on the technological know-how was $18,747 and $18,252 for the period ended September 30, 2006 and 2005, respectively.

11.	INTEREST-BEARING SHORT-TERM LOAN

The short-term loan of $37,980 and $37,200 as of September 30, 2006 and December 31, 2005 respectively is for a term of one year from August 10, 2005 to August 9, 2006, is secured by a guarantee given by a third party, and bears interest at 0.8835% per month. During the third quarter, the short term loan was renewed for a term of one year from August 10, 2006 to August 9, 2007, is secured by a guarantee given by a third party and bears interest at 0.92625% per month.

Interest expense for the period ended September 30, 2006 and 2005 amounted to $2,549 and $1,948, respectively.

12.	DEFERRED GOVERNMENT GRANT

The amounts represent subsidies for hi-tech projects granted by the PRC government. A subsidy in the amount of $633,000 was approved by the PRC government to be granted to the Company for the purpose of constructing a new factory which operations will meet the GMP Standard. In 2003, $506,400 was received by the Company and the remaining $126,600 was paid in first quarter of 2006. According to the PRC’s government regulations for these types of grants, the funds being granted may be treated as capital contributed by the company appointed by the PRC government (“contributing company”) or as a loan from such company, which the Company will be required to repay. However, no agreement has been reached with the contributing company regarding the final treatment of this subsidy. Therefore, the amount is included under non-current liabilities.

Also in 2003, another subsidy of $253,200 was received for financing the Company’s research and development activities. In 2005, the Company applied and utilized $189,900 in paying for the construction of the new plant facility. Because the Company expects that the final arrangement with the Government may not be confirmed within the year 2006, the amount is included under non-current liabilities.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

12.	DEFERRED GOVERNMENT GRANT (Cont’d)

In 2005, another subsidy of $63,300 was received for the Company’s research and development activities. This amount was put into use during the period. Since the final treatment of these funds may not be confirmed in 2006, this amount is included under non-current liabilities.

13.	CAPITAL TRANSACTIONS

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

On February 15, 2006, the Company also affected a one for ten (1:10) reverse stock split of the Company’s authorized shares of the Company’s preferred stock. As a result, the total number of authorized shares was reduced from 500,000,000 to 50,000,000. Per the conversion rights set forth in the certificate of designation for the series “B” convertible preferred stock, at the same time that the amendment to the Company’s articles of incorporation was filed that created sufficient authorized shares of common stock to permit full conversion of all 48,000,000 series “B” preferred shares, all of the series “B” preferred shares automatically were converted into 10,745,548 shares of common stock that equaled to 89.5% of the total issued and outstanding shares.

In March 2006, the Company issued a total of 600,000 shares of the Company’s common stock to consultants, as more fully described in Note 16.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

14.	STATUTORY RESERVES

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

On December 31, 2003, Xian Tianxing established a statutory surplus reserve as well as a statutory common welfare fund and commenced to appropriate 10% and 5%, respectively of the net income after taxation to these reserves. The amounts included in the statutory reserves consisted of surplus reserve of $201,064 and common welfare fund of $163,396 as of September 30, 2006 and of December 31, 2005.

15.	2006 CONSULTANT STOCK PLAN

On February 22, 2006, the Company adopted the 2006 Consultant Stock Plan (the "Plan") under which 1,199,648 shares of common stock are available for issuance with respect to awards granted to independent consultants who are crucial to the future growth and success of the Company and its subsidiaries and affiliates. For the nine-month period ended September 30, 2006, a total of 600,000 shares were issued pursuant to the Plan.

16.	CONSULTING AGREEMENTS AND DEFERRED CONSULTING FEES

On March 14, 2006, the Company entered into two-year consulting agreement with an independent consultant. The services to be rendered include consultation and advisory services relating to marketing of the Company as mutually agreed upon between the parties. As consideration for the services to be rendered, the Company issued 240,000 shares of common stock to the consultant on March 31, 2006. These shares were issued pursuant to the 2006 consultant stock plan. The fair market value of the Company's common stock as of March 14, 2006 was $2.65 per share.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

16.	CONSULTING AGREEMENTS AND DEFERRED CONSULTING FEES (Cont’d)

On March 27, 2006, the Company entered into one-year consulting agreement with another independent consultant. The services to be rendered include consultation and advisory services relating to financing and restructuring of the Company as mutually agreed upon between the parties. As consideration for the services to be rendered, the Company issued 360,000 shares of common stock to the consultant on March 31, 2006. These shares were issued pursuant to the 2006 consultant stock plan. The fair market value of the Company's common stock as of March 27, 2006 was $2.60 per share.

In accordance with SFAS 123 and EITF 96-18, the Company has accounted for the consulting agreements based on the fair market value of the Company's common stock at the commencement date of the individual consulting agreements. For the period ended September 30, 2006, the Company charged $657,222 to expense associated with consulting agreements and recorded deferred consulting fees of $914,778 at September 30, 2006. The deferred consulting fees will be charged to expenses as follows:

Year ending December 31	Amount

2006	$534,049
2007	318,000
2008	62,729

Total	$914,778

17.	EARNINGS PER SHARE

Basic earnings per share (EPS) for the periods ended September 30, 2006 and 2005 were determined by dividing net income for the years by the weighted average number of common shares outstanding. Diluted earnings per share for the periods ended September 30, 2006 and 2005 included the effect of 48,000,000 shares of the Company’s series “B” convertible preferred stock, which were issued pursuant to the stock exchange transaction on November 7, 2005, as more fully described in Note 1, and conferred with the right of conversion into common shares that equal 89.5% of the total issued and outstanding common stock, as more fully described in Note 13. The weighted average number of common shares outstanding was adjusted to account for the effects of the share exchange transaction as a reverse acquisition as more fully described in Note 1.

The Company has retroactively adjusted the weighted average number of common shares outstanding by deeming that the one-for-three hundred ninety seven (1:397) reverse stock split effected on February 16, 2006 had occurred as of the beginning of the earliest period presented.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

17.	EARNINGS PER SHARE (Cont’d)

The reconciliations of the denominators of the basic and diluted EPS computations are as follows:

	September 30	September 30
	2006	2005

Denominator for Basic EPS	10,617,132	1,260,651

Weighted average effect on denominator for Basic EPS	10,617,132	1,260,651
Effect of series “B” convertible preferred stock	—	10,745,548

Denominator for Diluted EPS	10,617,132	12,006,199

18.	RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

(a)	Related party receivables and payables

Amounts receivable from and payable to related parties are summarized as follows:

	September 30,	December 31
	2006	2005
Amounts due from shareholders:
Ms. Aixia Wang	$63	$—
Mr. Wei Wen, also a director of the Company	13,111	21,503
Mr. Weibing Lu, also a director of the Company	—	101,463
Total	$13,174	$122,966

Amounts due to shareholders:
Ms. Aixia Wang	$—	$8,618
Mr. Weibing Lu, also a director of the Company	65,787	—
Mr. Wucai Ji	71,529	63,860
Mr. Yuantai Wang	6,330	6,200
Total	$143,646	$78,678

Amount due from a related company:
Shaanxi Xingji Electronic Sci-Tech Company Limited (“Shaanxi Xingji”) (see (b)(i) to (iii) below)	$9,457	$587,016

Amount due to a related company:
Tian Xing Digital - a company owned by a director	$25,193	$24,676

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

18.	RELATED PARTY TRANSACTIONS AND ARRANGEMENTS (Cont’d)

(b)	Amount due from Shaanxi Xingji

(i)	The wife of a shareholder and director, Mr. Weibing Lu, is the shareholder of Shaanxi Xingji.

(ii)
The amount of $9,457 (December 31, 2005: $624,216) due from Shaanxi Xingji is non-interest bearing, unsecured and has no fixed repayment date. On March 26, 2006, Shaanxi Xingji submitted a statement to the Company promising that Shaanxi Xingji would repay the amount in full by December 31, 2006.

(iii)
The amount of $37,200 due to Shaanxi Xingji with interest bearing at 0.8835% per month as of December 31, 2005 was fully repaid during the period ended June 30, 2006 with funds provided by a third party.

19.	CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

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

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

20.	COMMITMENTS AND CONTINGENCIES

(a)	Capital expenditure commitments

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

The Company’s commitments for capital expenditure as of September 30, 2006 are as follows:

Contracted but not accrued for:
Construction of a new plant	$2,116,046
Purchase of machinery	717,024

Total	$2,833,070

(b)	Lease commitments

The Company has entered into a tenancy agreement for the lease of factory premises for a period of ten years from October 1, 2004 to September 30, 2014 with an annual rent of $10,767, which is subject to a 10% increase every four subsequent years. The Company’s commitments for minimum rental payments under this lease for the next five years and thereafter are as follows:

Year:	2006	2005

Within 1 year	$10,767	10,767
1 to 2 year	10,767	10,767
2 to 3 year	11,844	11,036
3 to 4 year	11,844	11,844
4 to 5 year	11,844	11,844
Thereafter	37,900	46,783

	$94,966	103,041

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

20.	COMMITMENTS AND CONTINGENCIES (Cont’d)

(c)	Legal proceedings

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

On February 15, 2006, the Company effected a one-for-three hundred ninety seven (1:397) reverse stock split of the outstanding shares of the Company’s common stock. As a result, the total number of outstanding shares of the Company’s common stock was reduced from 500,000,000 to 1,260,651 presently issued and outstanding.

Furthermore, on February 15, 2006, the Company also effected a one for ten (1:10) reverse stock split of the Company’s authorized shares of the Company’s preferred stock. As a result, the total number of authorized shares was reduced from 500,000,000 to 50,000,000. Pursuant to the conversion rights set forth in the certificate of designation for the series “B” convertible preferred stock, at the same time that the amendment to the Company’s articles of incorporation was filed that created sufficient authorized shares of common stock to permit full conversion of all 48,000,000 series “B” preferred shares, all of the series “B” preferred shares were automatically be converted into 10,745,548 shares of common stock or 89.5% of the then total issued and outstanding shares.

Having no substantive operation of its own, Skystar Cayman, through its VIE, Xian Tianxing, engages in research, development, production, marketing and sales of bio-pharmaceutical and veterinary products in the People’s Republic of China (“China” or the “PRC”). Please see Note 1 to our consolidated financial statements included in this report for a description of the contractual arrangements between Skystar Cayman and Xian Tianxing and their impact on our consolidated financial statements.

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

Results of Operations - Three months ended September 30, 2006 as compared to three months ended September 30, 2005

REVENUES. All of our revenue is derived from the sale of bio-pharmaceutical and veterinary products in the PRC. During the three months ended September 30, 2006, we had revenues of $3,558,344 as compared to revenues of $1,632,336 during the three months ended September 30, 2005, an increase of approximately 118%. In general, this increase is attributable to our increased volume of sales, partially offset by a decline in unit selling prices. The increase is also largely attributable to the increase in the number of promotional activities that we carried out during the period. We believe that our sales will continue to grow because we are strengthening our sales force and improving our product quality.

GROSS PROFIT. Cost of goods sold, which consist of raw materials, direct labor and manufacturing overhead, were $1,928,606 for the three months ended September 30, 2006 as compared to $818,539 for the three months ended September 30, 2005. Gross profit was $1,629,738 for the three months ended September 30, 2006 as compared to $813,797 for the three months ended September 30, 2005, representing gross profit margins of approximately 46% and 50%, respectively. The decrease in our gross profit margin is attributable to a decrease in unit prices and an increase in cost of raw materials. We believe that this is a short term trend and that we will have better cost control in the future.

SELLING EXPENSES. Selling expenses, which consist of commission, advertising and promotion expenses, freight charges and salaries, totaled $125,793 for the three months ended September 30, 2006 as compared to $82,107 for the three months ended September 30, 2005, an increase of approximately 53%. This increase is primarily attributable to increase in sales commission of $19,875 and freight of $29,647 as a result of an increase in revenues during the three months ended September 30, 2006.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled $167,306 for the three months ended September 30, 2006, as compared to $130,875 for the three months ended September 30, 2005, an increase of approximately 28%. This increase is primarily attributable to increased expenses due to our company’s expansion.

AMORTIZATION OF DEFERRED CONSULTING FEES. Deferred consulting fees, which paid for the consultation and advisory services relating to marketing, financing and restructuring of the Company, totaled $316,077 and amortization of these fees commenced in the three months ended September 30, 2006, whereas there was no such expenses during the three months ended September 30, 2005.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs, which consist of salaries, professional and technical support fees, totaled $19,372 for the three months ended September 30, 2006, as compared to $3,755 for the three months ended September 30, 2005, an increase of approximately 416%. The increase is attributable to our continued improvement of existing products and our development of new products.

NET INCOME. Skystar had a net income of $799,657 for the three months ended September 30, 2006 as compared to $523,560 for the three months ended September 30, 2005. The increase in net income is attributable to the increase in sales for the three months ended September 30, 2006. Skystar’s management believes that net income will increase as the sales will increase in the coming quarters.

Results of Operations - Nine months ended September 30, 2006 as compared to nine months ended September 30, 2005

REVENUES. All of our revenue is derived from the sale of bio-pharmaceutical and veterinary products in the PRC. During the nine months ended September 30, 2006, we had revenues of $7,315,779 as compared to revenues of $4,529,126 during the nine months ended September 30, 2005, an increase of approximately 62%. In general, this increase is attributable to our increased sales, which is mainly attributable to the increase in the number of promotional activities that we carried out during the period.

GROSS PROFIT. Cost of goods sold, which consist of raw materials, direct labor and manufacturing overhead, were $3,955,340 for the nine months ended September 30, 2006 as compared to $2,184,203 for the nine months ended September 30, 2005. Gross profit was $3,360,439 for the nine months ended September 30, 2006 as compared to $2,344,923 for the nine months ended September 30, 2005, representing gross profit margins of approximately 46% and 52%, respectively. The decrease in our gross profit margin is attributable to a decrease in unit prices due to keen competition and an increase in the cost of raw materials. We believe that this is a short term trend and we will be strengthening our sales force and have better cost control in the future.

SELLING EXPENSES. Selling expenses, which consist of commission, advertising and promotion expenses, freight charges and salaries, totaled $269,275 for the nine months ended September 30, 2006 as compared to $324,674 for the nine months ended September 30, 2005, a decrease of approximately 17%. This decrease is primarily attributable to a change in our commission policy from an aggressive commission rate to a flat rate.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled $478,378 for the nine months ended September 30, 2006, as compared to $309,362 for the nine months ended September 30, 2005, an increase of approximately 55%. This increase is primarily attributable to a provision for audit fees to comply with SEC reporting rules, which totaled $138,284 for the period ended September 30, 2006.

AMORTIZATION OF DEFERRED CONSULTING FEES. Deferred consulting fees, which paid for the consultation and advisory services relating to marketing, financing and restructuring of the Company, totaled $657,222 and amortization of these fees commenced in the nine month ended September 30, 2006, whereas there was no such expenses during the nine month ended September 30, 2005.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs which consist of salaries, professional and technical support fees, totaled $124,458 for the nine months ended September 30, 2006, as compared to $14,197 for the nine months ended September 30, 2005, an increase of approximately 777%. The increase is attributable to our continued improvement of existing products and our development of new products.

NET INCOME. Skystar had a net income of $1,436,892 for the nine months ended September 30, 2006, a slight decrease as compared to net income of $1,453,544 for the nine months ended September 30, 2005. Skystar’s management believes that net income will increase as the sales will increase in the coming quarters.

Liquidity

For the nine months ended September 30, 2006, we generated cash from operating activities of $264,703, as compared to $1,531,331 for the nine months ended September 30, 2005. The decrease is primarily attributable to an increase in inventory, which was used for the production in the third quarter. We used $1,162,813 in investing activities for 2006, as compared to $3,038,758 for 2005. The expenditure in investing activities for 2006 consisted of a payment of $1,162,813 for the purchases of property, plant and equipment (net of decrease in deposits paid) whereas compared with $3,282,909 for the nine month period in 2005 as the construction of our new plant has been in full swing and is expected to be completed at the end of 2006. On the other hand, we generated $890,737 in cash from financing activities for 2006 as compared to $1,506,322 in cash generated for 2005.  Also, the repayment from a related company of $582,319 had contributed to the increase in net cash provided by financing activities.

As of September 30, 2006, the Company had cash of $31,832. Our total current assets were $2,067,006 and our total current liabilities were $1,980,624, which resulted in a net working capital of $86,382.

We had capital expenditure commitments outstanding as of September 30, 2006 in the amount of $2,116,046 for the construction of a new plant, which will meet the Good Manufacturing Practices Standard and $717,024 in relation to the purchase of machinery. The new plant and machinery will enable us to consolidate our existing operations and to expand the production capacity for our bio-pharmaceutical business.

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

Product Research and Development

We believe that Xian Tianxing will continue developing several products including new bio-pharmaceutical products for animal immunization, non-pathogenic micro-organisms for the cure and prevention of livestock disease, complex enzyme preparations as animal feed additives, and other new veterinary medicine products within the next 12 months.

Off-Balance Sheet Arrangements

The Company has pledged a leasehold office building with a net book value of $235,552 as of September 30, 2006 to an unrelated third party as the security against a non-interest bearing loan.

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

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the consolidated financial statements or otherwise stated in this MD&A were as follows:

	September 30, 2006	December 31, 2005	September 30, 2005

Balance sheet items, except for the registered and paid-up capital, as of end of period/year	US$0.12660:RMB1	US$0.124:RMB1	US$0.12380:RMB1
Amounts included in the statement of operations, statement of changes in stockholders’ equity and statement of cash flows for the period/ year ended	US$0.12498:RMB1	US$0.122:RMB1	US$0.12168:RMB1

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

A number of risks arise from our dependence on collaborative agreements with third parties.  Product development and commercialization efforts could be adversely affected if any collaborative partner:

•	terminates or suspends its agreement with us;

•	causes delays;

•	fails to timely develop or manufacture in adequate quantities a substance needed in order to conduct clinical trials;

•	fails to adequately perform clinical trials;

•	determines not to develop, manufacture or commercialize a product to which it has rights; or

•	otherwise fails to meet its contractual obligations.

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

Other companies may independently develop similar products and design around any patented products we develop.  We cannot assure you that:

•	any of our patent applications will result in the issuance of patents;

•	we will develop additional patentable products;

•	the patents we have been issued will provide us with any competitive advantages;

•	the patents of others will not impede our ability to do business; or

•	third parties will not be able to circumvent our patents.

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

Competitors May Develop and Market Bio-pharmaceutical Products That Are Less Expensive, More Effective or Safer, Making Our Products Obsolete or Uncompetitive

Some of our competitors and potential competitors have greater product development capabilities, financial, scientific, marketing and human resources than we do.  Technological competition from biopharmaceutical companies and biotechnology companies is intense and is expected to increase.  Other companies have developed technologies that could be the basis for competitive products.  Some of these products have an entirely different approach or means of accomplishing the desired curative effect than products we are developing.  Alternative products may be developed that are more effective, work faster and are less costly than our products.  Competitors may succeed in developing products earlier than us, obtaining approvals and clearances for such products more rapidly than us, or developing products that are more effective than ours.  In addition, other forms of treatment may be competitive with our products. Over time, our technology or products may become obsolete or uncompetitive.

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

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based on United States or other foreign laws against us or our management.

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

Our principal shareholders and their affiliated entities own approximately 81% of our outstanding ordinary shares, representing approximately 81% of our voting power. These shareholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions. In addition, because of the percentage of ownership and voting concentration in these principal shareholders and their affiliated entities, elections of our board of directors will generally be within the control of these shareholders and their affiliated entities. While all of our shareholders are entitled to vote on matters submitted to our shareholders for approval, the concentration of shares and voting control presently lies with these principal shareholders and their affiliated entities. As such, it would be difficult for shareholders to propose and have approved proposals not supported by management. There can be no assurances that matters voted upon by our officers and directors in their capacity as shareholders will be viewed favorably by all shareholders of the company.

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

We believe that our current cash and cash equivalents and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs for the near future. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities could result in additional dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

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

(a)
Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the applicable period to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

SKYSTAR BIO-PHARMACEUTICAL COMPANY (Registrant)

Date: November 14, 2006	By:	/s/ Weibing Lu

Weibing Lu Chief Executive Officer

Date: November 14, 2006	By:	/s/ Erna Gao

Erna Gao Chief Financial Officer