Form 10KSB
period 2006-12-31
SKYSTAR BIO-PHARMACEUTICAL CO
filed 2007-05-18
CIK 1076939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

Commission File No. 000-28153

SKYSTAR BIO-PHARMACEUTICAL COMPANY
(Exact name of small business issuer as specified in it charter)

Nevada	33-0901534
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The issuer's revenues for the fiscal year ended December 31, 2006: $ 9,934,296.

As of March 21, 2007, the aggregate market value of the Common Stock held by non-affiliates, approximately 4,900,951 shares of Common Stock, was approximately $7,057,370 based on an average of the bid and ask prices of approximately $1.44 per share of Common Stock on such date.

The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of March 21, 2007 was 12,795,549 shares.

Documents Incorporated By Reference: None.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

TABLE OF CONTENTS
TO ANNUAL REPORT ON FORM 10-KSB
FOR YEAR ENDED DECEMBER 31, 2006

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

Consequently, all of the forward-looking statements made in this Form 10-KSB are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations. As used in this Form 10-KSB, unless the context requires otherwise, “we” or “us” or “Skystar” or the “Company” means Skystar Bio-Pharmaceutical Company and its subsidiaries.

PART I

Item 1.	Description of Business.

CORPORATE ORGANIZATION AND HISTORY

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

The closing of the Share Exchange Transaction (the “Closing”) occurred on November 7, 2005 (the “Closing Date”).  From and after the Closing Date, the Company’s primary operations consist of the operations of Skystar Cayman. The Share Exchange Transaction was accounted for as a reverse merger (recapitalization) with Skystar Cayman deemed to be the accounting acquirer, and us as the legal acquirer. Accordingly, the historical financial information presented in the financial statements are those of Skystar Cayman as adjusted to give effect to any difference in the par value of ours and Skystar Cayman’s stock with an offset to capital in excess of par value. The basis of the assets, liabilities and retained earnings of Skystar Cayman, the accounting acquirer, have been carried over in the recapitalization. Upon the closing of the Exchange Transaction, we became a Chinese bio-pharmaceutical company that develops, manufactures and markets a wide range of bio-pharmaceutical and veterinary products.

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

Recent Developments

As discussed more fully in our Current Report on Form 8-K filed on March 5, 2007, on February 27, 2007, the Company entered into a Securities Purchase Agreement (the “Agreement”), with several institutional and accredited investors (the “Purchasers”) pursuant to which the Company sold to the Purchasers $4.075 million in aggregate principal amount of 8% convertible debentures due February 28, 2009 (the “Debentures”), and warrants to purchase 4,075,000 shares of the common stock of the Company (the “Warrants”), in a private placement pursuant to Regulation D under the Securities Act of 1933 (the “Transaction”). Pursuant to a Registration Rights Agreement the Company executed with the Purchasers on February 27, 2007, the Company agreed to register all shares of common stock underlying the conversion of the Debentures and exercise of the Warrants in a resale registration statement (the “Registration Statement”). The Transaction closed on February 28, 2007. Gross proceeds from the sale to the Company were $4.075 million, of which $285,250 was paid to Pacific Ridge Capital who served as placement agent for the transaction and $52,500 were paid to counsel for the Purchasers in connection with the transaction. The Company also issued to the Placement Agent a warrant to purchase an aggregate of 570,500 shares with an exercise price of $1.00 per share and will have an expiration date of February 28, 2012. The Company plans to use the proceeds from the Transaction for general corporate purposes including for the completion of the construction of its new manufacturing facilities.

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

Consulting Services Agreement. Pursuant to the exclusive consulting services agreement between Skystar Cayman and Xian Tianxing, Skystar Cayman has the exclusive right to provide to Xian Tianxing general bio-pharmaceutical business operations services as well as consulting services related to the technological research, development, design and manufacturing of bio-pharmaceutical products (the “Services”). Skystar Cayman also sends employees to Xian Tianxing for whom Xian Tianxing bears the costs and expenses. Under this agreement, Skystar Cayman owns the intellectual property rights developed or discovered through research and development providing the Services for Xian Tianxing. Xian Tianxing pays a quarterly consulting service fees in Renminbi (“RMB”) to Skystar Cayman that is equal to all of Xian Tianxing’s revenue for such quarter.

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

XIAN TIANXING BIO-PHARMACEUTICAL CO., LTD.

As discussed above, our operations are conducted through Xian Tianxing Bio-Pharmaceutical Co., Ltd. (hereafter “Xian Tianxing”) (formerly Xian Tianxing Science and Technology Development Co., Ltd.), a joint stock company incorporated in Xi'an, China in July 1997. After nine (9) years of development, we have become a high-tech enterprise with registered capital of RMB 42,000,000, and are engaged in research, development, production, marketing and sales of bio-pharmaceutical and veterinary products. Our business divisions include a bio-pharmaceutical products division, a veterinary drugs division, a fodder or feed additive division, and a microorganism preparation division.

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

DISTRIBUTION METHODS OF THE PRODUCTS OR SERVICES AND OUR CUSTOMERS

The Company has a distribution network covering 16 provinces in the PRC. Currently, we have approximately two hundred and eighty (280) distribution agents throughout the PRC. The Company will continue to establish more representative offices and engage additional distribution agents in order to strengthen its distribution network.

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

Our Company currently has over four hundred (400) customers in sixteen (16) provinces in the PRC.

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

SOURCES AND AVAILABILITY OF RAW MATERIALS AND THE PRINCIPAL SUPPLIERS

Shanghai Yino Technology Development Co., Ltd., Wan Shou Bei Lu Zhong Kui Cao Yao Xing , Shaanxi Jin Wei Gong Mao Co., Ltd, Hebei Wei Yun Dong Wu Yao Co., Ltd and Shaanxi Yongfeng Su Ye Ke Ji Co., Ltd. collectively supplied over fifty percent (50%) of the raw materials we used to manufacture our products. The Company designs, creates prototypes and manufactures its products at its manufacturing facilities located at Xi’an city, Shang’xi province, PRC. Our principal raw materials include Chinese herbs, such as Huoxiang, Huanglian, and Zhang Red Flowers. The prices for these raw materials are subject to market forces largely beyond our control, including energy costs, organic chemical feedstock, market demand, and freight costs. The prices for these raw materials have varied significantly in the past and may vary significantly in the future.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS

We rely on a combination of trademark, copyright and trade secret protection laws in China and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our intellectual property and our brand. Currently, we have one patent issued in China, valid for 10 years, and we intend to apply for more patents to protect our core technologies. We also enter into confidentiality, non-compete and invention assignment agreements with our employees and consultants and nondisclosure agreements with third parties. “Jiateng Jun” and “Star Pigeon” are our registered trademarks in the PRC.

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

2.
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

3.
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

4.
Development of veterinary medicines for pets. We believe that the pet markets have been fast growing along with the growing economy in the PRC. We believe that this niche is being overlooked by local manufacturers. To take advantage of this opportunity, we have over 20 products of veterinary medicines for pets that are in the course of development.

In 2005, the Company spent approximately $56,000 or approximately 0.94% of the Company’s 2005 revenue on research and development of bio-pharmaceutical products. In 2006, the Company spent approximately $153,000 or approximately 1.57% of the Company’s 2006 revenue on research and development of products.

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

In compliance with PRC environmental regulations, the Company spent approximately $167,000 in 2005, and Nil in 2006, mainly for the wastewater treatment in connection with our production facilities.

EMPLOYEES

In 2005, the Company had 163 employees, of which 158 worked as full time employees. In 2006, the Company has 180 employees, 175 of which are full time employees.

Item 2.	Description of Property.

The Company’s headquarters is currently located in approximately 345 square meters of office space at Rm. 10601, Jiezuo Plaza, No.4, Fenghui Road South, Gaoxin District, Xian Province, PRC. This property belongs to Mr. Weibing Lu, director and chief executive officer of the Company. This property was provided free for the use of the Company’s administrative division in 2006 and 2005.

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

Expansion of Production Facilities

In 2003, the Xian Tianxing received approval from the State Council of China to expand its production facilities and construct a new Good Manufacturing Practice (“GMP”) standard plant. The Company's total investment in this project thus far is estimated at RMB 82,000,000 (US$10,501,000). Xian Tianxing has been accredited as a high-tech enterprise, and the Company’s expansion project has gained full support of both Shanxi provincial government and Xian municipal government.

The construction work commenced in late 2004 and is expected to be completed by the end of 2007. The new plant when completed will occupy approximately 45 hectares and have a total area of approximately 14,100 sq. meters, comprising:

1.	a factory that will produce veterinary medicines and occupies an area of approximately 4,200 square meters;

2.	a microorganism factory for probiotic production will occupy an area of approximately 1,000 square meters;

3.	a building for quality control, research and development, and administration that occupies an area of approximately 3,400 square meters;

4.	a GMP standard bio-pharmaceutical factory with a total area of about 4,500 square meters and three production lines for active bacteria, inactivated vaccines, and coccidiosis vaccines; and

5.	an animal laboratory complying ABSL-2 requirements will occupy an area of approximately about 1,000 sq. meters.

Xian Tianxing’s administration building, the veterinary medicine factory, the bio-pharmaceutical factory and the first phase of the microorganism factory have already been completed. The microorganism factory and the animal laboratory are expected to be completed by the end of 2007. The veterinary medicine and the bio-pharmaceutical factories are being submitted to PRC Ministry of Agriculture’s Veterinary Drugs GMP Inspection Committee (“GMP Inspection Committee”) for inspection and approval. Upon completion, the microorganism factory will also be submitted to the GMP Inspection Committee for inspection and approval.

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

The Company did not submit any matters to a vote of the shareholders in the fourth quarter of fiscal year 2006.

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

Common Stock

Quarter Ended	High Bid	Low Bid

December 31, 2006	$2.60	$1.20
September 30, 2006	$2.11	$1.80
June 30, 2006	$2.70	$1.10
March 31, 2006*	$5.578	$1.60

December 31, 2005	$0.0175	$0.0060
September 30, 2005	$0.0185	$0.0023
June 30, 2005	$0.0046	$0.0015
March 31, 2005	$0.0060	$0.0022

* Increase in stock price commencing in the first quarter of the Company’s 2006 fiscal year reflect the effect of a 1-for-397 reverse stock split of the Company’s common stock that became effective on February 15, 2006.

HOLDERS

As of December 31, 2006, there were approximately 182 stockholders of record of our common stock and there was 1 stockholder of record of our preferred stock.

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

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES; REPURCHASE OF EQUITY SECURITIES

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

In March 2006, the Company issued a total of 600,000 shares of the Company’s common stock to consultants.

In October 2006, the Company issued a total of 44,350 shares of the Company's common stock to consultants.

In November 2006, the Company issued a total of 95,000 shares of the Company’s common stock to a consultant and a non-executive director.

In December 2006, the Company issued another 50,000 shares of the Company’s common stock to a consultant.

The Company did not repurchase any of its outstanding equity securities during the fourth quarter of the year ended December 31, 2006.

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

Our financial statements are prepared in US Dollars and in accordance with accounting principles generally accepted in the United States. See “Exchange Rates” below for information concerning the exchanges rates at which Renminbi (“RMB”) were translated into US Dollars (“USD”) at various pertinent dates and for pertinent periods.

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

•
Revenue recognition: Revenues of the Company include sales of bio-pharmaceutical and veterinary products in China. Sales are recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, goods are delivered to the customers and the customer assumes risk or loss, the selling price is fixed or determinable, and collectibility is reasonably assured. Sales are net of value added tax (VAT), sales rebates and returns.

Results of Operations - Year ended December 31, 2006 as compared to year ended December 31, 2005

REVENUES. All of our revenue is derived from the sale of bio-pharmaceutical and veterinary products in the PRC. During the year ended December 31, 2006, we had revenues of $9,796,324 as compared to revenues of $5,939,416 during the year ended December 31, 2005, an increase of approximately 65%. In general, this increase is attributable to our increased sales volume, partially offset by a decline in per unit selling price. The increase in sales volume is mainly attributable to the increase in number of our promotional activities. We believe that our sales will continue to grow because we are strengthening our sales force and launching new products.

GROSS PROFIT. Cost of goods sold, which consist of raw materials, direct labor and manufacturing overhead, were $5,420,652 for the year ended December 31, 2006 as compared to $3,014,430 for the year ended December 31, 2005. Gross profit was $4,375,672 for the year ended December 31, 2006 as compared to $2,924,986 for the year ended December 31, 2005, representing gross margins of approximately 45% and 49%, respectively. The decrease in our gross profit margin is attributable to the increase of the cost of raw materials and decrease in selling price. We believe that this is a short term trend as we can improve our cost control by obtaining better pricing through bulk purchase of raw materials. Additionally, we are working on improving our formulas to reduce the amount of raw materials used.

SELLING EXPENSES. Selling expenses, which consist of commission, advertising and promotion expenses, freight charges and salaries totaled $475,504 for the year ended December 31, 2006 as compared to $374,473 for the year ended December 31, 2005, an increase of approximately 27%. We believe that our selling expenses will increase as we increase our sales teams and revenues.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled $881,223 for the year ended December 31, 2006 as compared to $341,081 for the year ended December 31, 2005, an increase of approximately 159%. This increase is primarily attributable to the expansion of our operations and the professional fees relating to compliance with our duties under the U.S. securities laws and regulations as a reporting company.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs which consist of salaries, professional and technical support fees, totaled $131,371 for the year ended December 31, 2006 as compared to $56,489 for the year ended December 31, 2005, an increase of approximately 133%. The increase is attributable to our continuing efforts to introduce new products. In 2005, we had 40 products. In 2006, the number of products we offer increased to 42 products.

NET INCOME. Skystar had a net income of $1,175,142 for the year ended December 31, 2006 as compared to $1,467,518 for the year ended December 31, 2005. The decrease in net income is attributable primarily to an increase in cost relating to compliance with U.S. securities laws and regulations as a reporting company. Skystar management believes that net income will increase as Skystar introduces new products and increases sales.

Liquidity

For the year ended December 31, 2006, we generated cash from operating activities of $1,600,554, as compared to $3,292,836 for the year ended December 31, 2005. The decrease is primarily attributable to repayment of tax payables. We used $1,120,132 in investing activities for 2006 as compared to $5,163,143 for 2005. The expenditure in investing activities for 2006 consisted of, among others, payment of $2,098,659 for the purchases of property, plant and equipment and construction in progress as the construction of our new plant has been in full swing and is expected to be completed at the end of 2007. On the other hand, we used $328,302 in financing activities for 2006 (as compared to $1,805,147 generating from financing activities for 2005), which, among others, consisted of repayment of $364,906 as non-interest bearing loan from a third party to us.

As of December 31, 2006, the Company had cash of $192,016. Our total current assets were $999,174 and our total current liabilities were $1,538,244, which resulted in a net working capital deficiency of $539,070. On February 27, 2007, we entered into a Securities Purchase Agreement (the “Agreement”), with several institutional and accredited investors (the “Purchasers”) pursuant to which we sold to the Purchasers $4.075 million in aggregate principal amount of 8% convertible debentures due February 28, 2009 (the “Debentures”), and warrants to purchase 4,075,000 shares of the common stock of the Company (the “Warrants”), in a private placement pursuant to Regulation D under the Securities Act of 1993 (the “Transaction”). We believe that we have sufficient cash flow to meet the obligations on a timely basis in the foreseeable future.

We had capital expenditure commitments outstanding as of December 31, 2006 in the amount of $1,372,787 in relation to the construction of a new plant which will meet the Good Manufacturing Practices Standard and $259,511 in relation to the purchase of machinery. The new plant and machinery will enable us to consolidate our existing operations and to expand the production capacity for our bio-pharmaceutical business.

Capital Resources

As described more fully above in Item 1 (Description of Business) under the heading "Recent Developments," on February 28, 2007, the Company raised $4.075 million from several institutional and accredited investors in a private placement transaction (the “Transaction”). We intend to use the proceeds from the Transaction for general corporate purposes including for the completion of the construction of our new plant and for acquisition of new equipment for the plant.

Plan of Operations

Over the next 12 months, we plan to continue to market and sell the company’s products and to develop new products.

In addition, as described more fully above in Item 2 (Description of Property), in 2003, the Company received approval from the State Council of China to expand its production facilities and construct a new Good Manufacturing Practice (“GMP”) standard plant. The Company’s total investment in this project thus far is estimated at 82,000,000 RMB (US$ 10,501,000). The construction work commenced in late 2004 and is expected to be completed by the end of 2007. The new plant will occupy approximately 45 hectares and have a total area of approximately 14,100 sq. meters.

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

Off-Balance Sheet Arrangements

The Company had pledged a leasehold office building with a net book value of $251,308 as of December 31, 2005 to a bank as the security against the bank borrowings of Shaanxi Xingji Electronic Sci-Tech Company Limited (“Shaanxi Xingji”), a company owned by the wife of Mr. Weibing Lu, a director and the Chief Executive Officer of the Company. This pledge arrangement was entered into by Xian Tianxing, because from time to time, the company owned by Mr. Lu’s wife has extended non-interest bearing loans to Xian Tianxing as short-term finances for Xian Tianxing.  The Company terminated this pledge arrangement in connection with Shaanxi Xingji in 2006.

The Company has given a guarantee for the bank borrowing of a third party to the extent of $32,025 as of December 31, 2006.

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

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the consolidated financial statements or otherwise stated in this MD&A were as follows:

	2006	2005

Assets and liabilities, as of December 31	USD0.12820:RMB1	USD0.124:RMB1
Amounts included in the statements of operations and cash flows for the years ended December 31	USD0.12557:RMB1	USD0.122:RMB1

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

We are a holding company incorporated in the Cayman Islands and do not have any assets or conduct any business operations other than our investments in our affiliated entity in China, Xian Tianxing. As a result of our holding company structure, we rely entirely on payments from Xian Tianxing under our contractual arrangements. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of China. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. See “Government control of currency conversion may affect the value of your investment.” Furthermore, if our affiliated entity in China incurs debt on their own in the future, the instruments governing the debt may restrict their ability to make payments. If we are unable to receive all of the revenues from our operations through these contractual or dividend arrangements, we may be unable to pay dividends on our ordinary shares.

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

We may be subject to new income tax.

Beginning January 1, 2008, the new Chinese Enterprise Income Tax (“EIT”) law will replace the existing laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% will replace the 33% rate currently applicable to both DES and FIEs. The Company is currently evaluating the effect of the new EIT law will have on its financial position.

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

SKYSTAR BIO-PHARMACEUTICAL COMPANY
(Formerly known as The Cyber Group Network Corporation)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Skystar Bio-Pharmaceutical Company and Subsidiary

We have audited the accompanying consolidated balance sheets of Skystar Bio-Pharmaceutical Company and Subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of income and other comprehensive income, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Skystar Bio-Pharmaceutical Company and Subsidiary as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ Moore Stephens Wurth Frazer and Torbet, LLP

Walnut, California
May 17, 2007

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2006 AND 2005

A S S E T S
	2006	2005
CURRENT ASSETS:
Cash	$192,016	$38,498
Restricted cash	69,610	62,000
Accounts receivable, net of allowance for doubtful
accounts of $14,426 and $71,613 as of
December 31, 2006 and 2005, respectively	131,599	247,354
Inventories	528,566	175,687
Deposits and prepaid expenses	29,944	15,179
Loans receivable	8,558	261,640
Amounts due from shareholders	-	122,966
Amounts due from a related company	-	587,016
Other receivables	38,881	28,008
Total current assets	999,174	1,538,348

PLANT AND EQUIPMENT, net	10,910,948	8,564,360

OTHER ASSETS:
Prepaid land use right, net	311,212	307,421
Intangible, net	25,640	49,600
Total other assets	336,852	357,021
Total assets	$12,246,974	$10,459,729

L I A B I L I T I E S A N D S H A R E H O L D E R S' E Q U I T Y

CURRENT LIABILITIES:
Interest-bearing short-term loan	$38,460	$37,200
Non-interest bearing loan from third party	62,818	421,104
Accounts payable	71,223	9,692
Accrued expenses and other	523,892	135,300
Taxes payable	218,231	1,811,405
Other payables	607,595	64,496
Amount due to related companies	16,025	24,676
Amount due to shareholders	-	78,678
Total current liabilities	1,538,244	2,582,551

Deferred government grant	961,500	806,000
Total liabilities	2,499,744	3,388,551

CONTINGENCY LIABILITIES

SHAREHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 2,000,000 series "A" shares issued and outstanding as of December 31, 2006 and 2005, respectively; Nil and 48,000,000 series "B" shares issued and
outstanding as of December 31, 2006 and 2005, respectively	2,000	50,000
Common stock, $0.001 par value, 50,000,000 and 500,000,000 shares authorized as of December 31, 2006 and 2005, respectively;
12,795,549 and 1,260,651 shares issued and outstanding as of
December 31, 2006 and 2005, respectively	12,795	1,261
Paid-in-capital	6,246,325	4,301,747
Deferred compensation	(705,877)	-
Statutory reserves	779,624	364,460
Retained earnings	2,952,343	2,192,365
Accumulated other comprehensive income	460,020	161,345
Total shareholders' equity	9,747,230	7,071,178
Total liabilities and shareholders' equity	$12,246,974	$10,459,729

See report of independent registered public accounting firm
The accompanying notes are an integral part of this statement.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
REVENUE	$9,796,324	$5,939,416
COST OF SALES	5,420,652	3,014,430

GROSS PROFIT	4,375,672	2,924,986

RESEARCH AND DEVELOPMENT COST	131,371	56,489
SELLING EXPENSES	475,504	374,473
GENERAL AND ADMINISTRATIVE EXPENSES	881,223	341,081
AMORTIZATION OF DEFERRED COMPENSATION	1,202,235	-

INCOME FROM OPERATIONS	1,685,339	2,152,943

MERGER TRANSACTION EXPENSE	-	513,414
OTHER EXPENSE (INCOME), net	15,246	(66,047)

INCOME BEFORE PROVISION FOR INCOME TAXES	1,670,093	1,705,576

PROVISION FOR INCOME TAXES	494,951	238,058

NET INCOME	1,175,142	1,467,518

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	298,675	161,345

COMPREHENSIVE INCOME	$1,473,817	$1,628,863

EARNINGS PER SHARE:
- Basic	$0.11	$1.16
- Diluted	$0.09	$0.13

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
- Basic	11,144,153	1,260,651
- Diluted	12,498,386	10,935,509

See report of independent registered public accounting firm
The accompanying notes are an integral part of this statement.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

									Accumlated
	Preferred stock		Common stock				Retained earnings		other
					Paid-in	Deferred	Statutory		comprehensive
	Shares	Amount	Shares	Amount	capital	Compensation	reserves	Unrestricted	income	Totals
BALANCE, December 31, 2004	50,000,000	50,000	1,260,651	1,261	2,764,787	-	163,396	925,911	-	3,905,355
Capital contribution by orginal shareholders					1,536,960					1,536,960
Foreign currency translation									161,345	161,345
Net income								1,467,518	-	1,467,518
Additions to paid in capital										-
Adjustment to statutory reserve							201,064	(201,064)	-	-
BALANCE, December 31, 2005	50,000,000	$50,000	1,260,651	$1,261	$4,301,747	$-	$364,460	$2,192,365	$161,345	$7,071,178
Share conversion	(48,000,000)	(48,000)	10,745,548	10,745	37,255					-
Share issued for services			789,350	789	1,907,323	(1,908,112)				-
Amortization of deferred compensation						1,202,235				1,202,235
Foreign currency translation									298,675	298,675
Net income								1,175,142		1,175,142
Appropriation to statutory reserve							415,164	(415,164)		-
BALANCE, December 31, 2006	2,000,000	$2,000	12,795,549	$12,795	$6,246,325	$(705,877)	$779,624	$2,952,343	$460,020	$9,747,230

See report of independent registered public accounting firm
The accompanying notes are an integral part of this statement.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,175,142	$1,467,518
Adjustments to reconcile net income to cash
provided by operating activities:
Allowance for doubtful accounts	(57,187)	-
Depreciation and amortization	119,770	118,703
Loss on disposal of fixed assets	-	4,517
Amortization of deferred compensation	1,202,235	-
Change in assets and liabilities
Accounts receivable, trade	178,774	472,190
Inventories	(339,811)	(181)
Deposits and prepaid expenses	(13,958)	142,223
Other receivables	(9,721)	294,503
Accounts payable	59,947	(1,533)
Deposits from customers	-	(13,959)
Accrued expenses and other payables	905,949	(19,652)
Taxes payables	(1,620,586)	828,507
Net cash provided by operating activities	1,600,554	3,292,836

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in restricted cash	(5,397)	183,000
Proceeds from loans receivable	264,953	950,272
Proceeds from other investments	-	244,000
Proceeds from disposal of property, plant & equipment	-	862
Cash acquired from reverse acquisition	-	250
Proceeds from shareholders	124,523	633,539
Proceeds from related company	594,448	-
Payments to related company	-	(577,548)
Purchase of property, plant and equipment	(2,098,659)	(6,597,518)
Net cash used in investing activities	(1,120,132)	(5,163,143)

CASH FLOWS FROM FINANCING ACTIVITIES
Amount due to shareholders	(79,674)	53,009
Amount due to related companies	(9,292)	13,054
Non-interest bearing loan from third party	(364,906)	421,104
Proceeds from government subsidies	125,570	62,000
Capital contribution in cash by stockholders	-	1,255,980
Net cash (used in) provided by financing activities	(328,302)	1,805,147

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,398	54,052

INCREASE (DECREASE) IN CASH	153,518	(11,108)

CASH, beginning of year	38,498	49,606

CASH, end of year	$192,016	$38,498

See report of independent registered public accounting firm
The accompanying notes are an integral part of this statement.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

Note 1- DESCRIPTION OF BUSINESS AND ORGANIZATION

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

See report of independent registered public accounting firm

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

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

See report of independent registered public accounting firm

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

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

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Use of estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. For example, the Company estimates its allowance for doubtful accounts and useful lives of fixed assets. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

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

The Company’s financial instruments primarily consist of cash, accounts receivable, other receivables, accounts payable, accruals, other payables and short-term related party borrowings. As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to the short term maturities of these instruments and that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective year ends.

See report of independent registered public accounting firm

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

Cash

Cash includes cash on hand, demand deposits with banks and liquid investments with an original maturity of three months or less.

Restricted cash

The Company had restricted cash of $69,610 and $62,000 as of December 31, 2006 and December 31, 2005, respectively. The restricted cash was received from the PRC government subsidies and set aside for the specific usages (see Note 11). The restricted funds are kept as bank deposits. Restricted cash is classified as current assets as of December 31, 2006 and December 31, 2005, based on the expected period when the funds will be put into their specific usages.

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

See report of independent registered public accounting firm

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

Inventories

Inventories are stated at the lower of cost, as determined on a first-in, first-out basis, or market. Costs of inventories include purchases and related costs incurred in bringing the products to their present location and condition.

Property, plant and equipment

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives of the assets are as follows:

Estimated Useful Life
Buildings	20 years
Machinery and equipment	10 years
Computer, office equipment and furniture	5 years
Automobiles	5 years

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

Construction in progress

Construction in progress includes direct costs of construction of a factory building. Interest incurred during the period of construction, if material, is capitalized. Construction in progress is not depreciated until such time as the assets are completed and put into service.

Land use rights

The Company has recorded as land use rights the costs paid to acquire a long-term interest to utilize the land underlying the Company’s facility. This type of arrangement is common for the use of land in the PRC. The land use rights are amortized on the straight-line method over the term of the land use rights of 50 years.

See report of independent registered public accounting firm

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

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

Impairment of Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2006, there were no significant impairments of its long-lived assets.

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

See report of independent registered public accounting firm

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

(a)	Credit sales. Revenue is recognized when the products have been delivered to the customers

(b)	Full payment before delivering. Revenue is recognized when the products have been delivered to customers.

Research and development costs

Research and development costs are expensed to operations as incurred and include salaries, professional fees and technical support fees.

Income taxes

The Company has adopted SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consists of taxes currently due plus deferred taxes. There are no deferred tax amounts at December 31, 2006 and 2005.

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on the Company’s financial statements.

The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probable that taxable profit will be available against which deductible temporary differences can be utilized.

See report of independent registered public accounting firm

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

Deferred tax is calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when related items are credited or charged directly to equity, in which case the deferred tax is also dealt with in equity.

Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis.

Stock based compensation

The Company has adopted Statement of Financial Accounting Standards No. 123R “Accounting for Stock-Based Compensation” (“SFAS 123”), which defines a fair-value-based method of accounting for stock based employee compensation and transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. Stock compensation for stock granted to non-employees has been determined in accordance with SFAS 123R and the Emerging Issues Task Force consensus in Issue No. 96-18, "Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services" ("EITF 96-18"), as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

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

See report of independent registered public accounting firm

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

In general, for consolidation purposes, the Company translates the subsidiary’s and VIE’s assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income and cash flows are translated at average exchange rates during the reporting period. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the subsidiary’s and VIE’s financial statements are recorded as accumulated other comprehensive income.

This quotation of the exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the People's Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People's Bank of China. The rate of exchange quoted by the People’s Bank of China on December 31, 2006 was US$1.00 = RMB7.8003. The weighted average translation rate of US$1.00 = RMB7.9637 was applied to income statement accounts.

Approval of foreign currency payments by the Bank of China or other institutions requires submitting a payment application form together with invoices, shipping documents and signed contracts. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

See report of independent registered public accounting firm

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

Recently issued accounting pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155 provides guidance to simplify the accounting for certain hybrid instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative, as well as clarifies that beneficial interests in securitized financial assets are subject to SFAS No. 133. In addition, SFAS No. 155 eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a new basis occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS 155 to have a material impact on the consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each on a company’s balance sheet and statement of operations and the related financial statement disclosures. Early application of the guidance in SAB 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006. We do not expect the adoption of SAB 108 to have a material impact on our consolidated results of operations and financial condition.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which provides enhanced guidance for using fair value to measure assets and liabilities. This standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 12, 2007, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating whether the adoption of SFAS157 will have a material effect on our consolidated results of operations and financial condition.

See report of independent registered public accounting firm

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

In February 2007, the Financial Accounting Standards Board (‘‘FASB’’) issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 159, The Fair Value Option for Financial Assets and Financials Liabilities — Including an Amendment of FASB Statement No. 115. This standard permits measurement of certain financial assets and financial liabilities at fair value. If the fair value option is elected, the unrealized gains and losses are reported in earnings at each reporting date. Generally, the fair value option may be elected on an instrument-by-instrument basis, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 requires prospective application and also establishes certain additional presentation and disclosure requirements. The standard is effective as of the beginning of the fiscal year that begins after November 15, 2007. The Company is currently evaluating the provisions of SFAS No. 159 to determine the potential impact, if any, the adoption will have on the Company’s financial statements.

Note 3 - CONCENTRATIONS AND CREDIT RISK

Financial instruments that potentially expose the Company to concentrations of credit risk consist of cash and accounts receivable and other receivables as of December 31, 2006 and December 31, 2005. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

As of December 31, 2006 and December 31, 2005, the Company’s bank deposits were all placed with banks in the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of bank failure.

For the period ended December 31, 2006 and year ended December 31, 2005, all of the Company’s sales arose in the PRC. In addition, all accounts receivable as at December 31, 2006 and December 31, 2005 also arose in the PRC.

The Company’s three largest customers accounted for approximately 1.64%, of the Company’s total revenues for year ended December 31, 2006, while the Company’s three largest customers accounted for 2.2% of the Company’s total revenues for the year ended December 31, 2005.

The Company’s three largest vendors accounted for approximately 53.76% of the Company’s total purchases for the year ended December 31, 2006, while the Company’s three largest vendors accounted for 57.27% of the Company’s total purchases for the year ended December 31, 2005.

See report of independent registered public accounting firm

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

The Company’s three major products accounted for approximately 29.5% of the Company’s total revenues for year ended December 31, 2006, while the Company’s three major products accounted for 29.6% of the Company’s total revenues for the year ended December 31, 2005.

The Company’s operations are all carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC’s economy.The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Note 4 - RESTRICTED CASH

Restricted cash consists of the following as of December 31:

	2006	2005

Funds received from PRC government subsidies	$69,610	$62,000
(see Note 10)

Note 5 - INVENTORIES

Inventories consist of the following at December 31, 2006 and 2005, respectively:

	2006	2005
Raw materials	$190,926	$85,563
Packing materials	97,002	42,552
Finished goods	232,242	47,172
Low value consumables	8,396	400
Total	$528,566	$175,687

Note 6 - LOANS RECEIVABLE

The loans receivable of $8,558 and $261,640 as of December 31, 2006 and December 31, 2005 respectively are unsecured, non-interest bearing and for terms less than one year. The Company has a long standing business relationship with these companies and in order to maintain these relationships, they have made these short term loans.

See report of independent registered public accounting firm

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

Note 7 - PLANT AND EQUIPMENT, NET

Plant and equipment consists of the following at December 31, 2006 and 2005:

	2006	2005
Buildings and improvements	$351,425	$323,591
Plant and machinery	270,621	221,475
Office equipment	140,591	126,540
Vehicles	128,134	110,972
Construction in progress	10,326,391	7,998,171
Total	11,217,162	8,780,749
Less: accumulated depreciation	(306,214)	(216,389)
Plant and equipment, net	$10,910,948	$8,564,360

Construction in progress included above was the construction of a production base which operations will meet the Good Manufacturing Practices Standard (“GMP Standard”). The construction work commenced in late 2004 and completed in February, 2007. The Company obtained certificate of GMP on January 8, 2007 and Manufacture permit on February 7, 2007. The new factory has been in the process of test production since the beginning of 2007. The Company anticipates that the new factory can generate sufficient cash flows and therefore management has concluded there is no impairment loss on the construction in progress.

The depreciation expense was $84,343 and $92,941 for the years ended December 31, 2006 and 2005, respectively.

In 2005, the Company pledged its leasehold office building at net book value of $251,308 at December 31, 2005 to an unrelated third party as the security against a non-interest bearing loan (see Note 17c). The security was released in 2006.

Note 8 - INTANGIBLES

The Company has recorded as land use rights the costs paid to acquire a long-term interest to utilize the land underlying the Company’s facilities. This type of arrangement is common for the use of land in the PRC. The land use rights are being amortized using the straight-line method over the term of the land use rights of 50 years. The total cost of the land use rights as of December 31, 2006 and December 31, 2005 amounted to $311,212 and $307,421, net of accumulated amortization of $19,865 and $12,550, respectively

See report of independent registered public accounting firm

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

Intangibles consist of the following as of December 31:

	2006	2005
Land use rights	$331,077	$319,971
Technological know-how	128,100	123,948
Total	459,177	443,919
Less: accumulated amortization	(122,325)	(86,898)
Intangible assets, net	$336,852	$357,021

The amortization expense for intangibles was $35,427 and $26,155 for the years ended December 31, 2006 and 2005, respectively.

Note 9 - INTEREST-BEARING SHORT-TERM LOAN

The short-term loan of $38,460 and $37,200 as of December 31, 2006 and 2005, respectively, was for a term of one year from August 10, 2005 to August10, 2006, is secured by a guarantee given by a third party, and bears interest at 0.8835% per month. During the third quarter, the short term loan was renewed for a term of one year from August 10, 2006 to August10, 2007, is secured by a guarantee given by a third party and bears interest at 0.92625% per month.

Interest expense for the years ended December 31, 2006 and 2005 amounted to $4,135 and $3,982, respectively.

Note 10 - DEFERRED GOVERNMENT GRANT

The amounts represent subsidies for GMP projects granted by the PRC government. A subsidy in the amount of $641,000 was approved by the PRC government to be granted to the Company for the purpose of constructing a new factory which operations will meet the GMP Standard. In 2003, $516,500 was received by the Company and the remaining $124,500 was received in the first quarter of 2006. According to the PRC’s government regulations for these types of grants, the funds being granted may be treated as capital contributed by the company appointed by the PRC government (“contributing company”) or as a loan from such company, which the Company will be required to repay. However, no agreement has been reached with the contributing company regarding the final treatment of this subsidy.

See report of independent registered public accounting firm

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

Also in 2003, another subsidy of $256,400 was received for financing the Company’s research and development activities. In 2006, the Company applied and utilized $186,644 in paying for the construction of the new plant facility. Because the Company expects that the final arrangement with the Government may not be confirmed within the year 2006.

In 2005, another subsidy of $64,100 was received for the Company’s research and development activities. This amount was put into use during the period. Since the final treatment of these funds may not be confirmed in 2006.

Note 11 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Income taxes paid for the year ended December 31, 2006 and 2005 amount to $853,656 and $0 respectively.

Interest paid amount to $4,121 and $8,815 for the year ended December 31, 2006 and 2005, respectively.

Non cash financing transactions included 789,350 shares of common stock issued for future services to independent consultants , see note 14.

Additionally in 2005, a shareholder contributed leasehold improvements to $268,620. This was reported as contributed capital.

Note 12 - CAPITAL TRANSACTIONS

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

See report of independent registered public accounting firm

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

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

In March 2006, the Company issued a total of 600,000 shares of the Company’s common stock to consultants, as more fully described in Note 14.

In November 2006, the Company issued a total of 139,350 shares of the Company’s common stock to consultants and non-executive director, as more fully described in Note 14.

In November 2006, the Company issued another 50,000 shares of the Company’s common stock to a consultant whereas the shares were fully transferred in January 2007 as more fully described in Note 14.

Note 13 - STATUTORY RESERVES

Statutory reserves represent restricted retained earnings

Based on the legal formation of the entities, Tianxing is required to set aside 10% of its net income as reported in its statutory accounts on an annual basis to the Statutory Surplus Reserve Fund. Once the total Statutory Surplus Reserve reaches 50% of the registered capital of the respective subsidiaries, further appropriations are discretionary. The Statutory Surplus Reserve can be used to increase the registered capital and eliminate future losses of the respective companies under PRC GAAP. The Company’s Statutory Surplus Reserve is not distributable to shareholders except in the event of liquidation.

Before January 1, 2006, Tianxing is also required on an annual basis to set aside at least 5% of after-tax profit, calculated in accordance with PRC accounting standards and regulations, to the Statutory Surplus Welfare Fund, which can be used for staff welfare of the Company. Effective from January 1, 2006, the appropriation to the Statutory Surplus Welfare Fund is no longer required. If the PRC subsidiaries provided the Statutory Surplus Welfare Fund, such amount shall be determined at the discretion of its board of directors.

The Reserve Fund can be used to increase the registered capital upon approval by relevant government authorities and eliminate future losses of the respective companies upon a resolution by the board of directors.

See report of independent registered public accounting firm

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

Appropriations to the above statutory reserves are accounted for as a transfer from retained earnings to statutory reserves. During the years ended December 31, 2006, 2005, the Company made total appropriations to these statutory reserves of $415,164, and $201,064, respectively.

There are no legal requirements in the PRC to fund these statutory reserves by transfer of cash to any restricted accounts, and the Company does not do so. These reserves are not distributable as cash dividends.

Note 14 - 2006 CONSULTANT STOCK PLAN

On February 22, 2006, the Company adopted the 2006 Consultant Stock Plan (the "Plan") under which 1,199,648 shares of common stock are available for issuance with respect to awards granted to independent consultants who are crucial to the future growth and success of the Company and its subsidiaries and affiliates. For the year ended December 31, 2006, a total of 789,350 shares were issued pursuant to the Plan.

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

On March 27, 2006, the Company entered into a one-year consulting agreement with another independent consultant. The services to be rendered include consultation and advisory services relating to financing and restructuring of the Company as mutually agreed upon between the parties. As consideration for the services to be rendered, the Company issued 360,000 shares of common stock to the consultant on March 31, 2006. These shares were issued pursuant to the 2006 consultant stock plan. The fair market value of the Company's common stock as of March 27, 2006 was $2.60 per share.

On October 24, 2006, the Company entered into three-month consulting agreement with another independent consultant. The services to be rendered include consultation and advisory services relating to investor relationship of the Company as mutually agreed upon between the parties. As consideration for the services to be rendered, the Company issued 28,750 shares of common stock to the consultant on October 24, 2006. These shares were issued pursuant to the 2006 consultant stock plan. The fair market value of the Company's common stock as of October 24, 2006 was $1.75 per share.

See report of independent registered public accounting firm

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

On October 27, 2006, the Company entered into three-month consulting agreement with another independent consultant. The services to be rendered include financial and business consultation of the Company as mutually agreed upon between the parties. As consideration for the services to be rendered, the Company issued 15,600 shares of common stock to the consultant on October 27, 2006. These shares were issued pursuant to the 2006 consultant stock plan. The fair market value of the Company's common stock as of October 27, 2006 was $1.75 per share.

On November 15, 2006, the Company entered into three-month consulting agreement with another independent consultant. The services to be rendered include marketing of the Company as mutually agreed upon between the parties. As consideration for the services to be rendered, the Company issued 25,000 shares of common stock to the consultant on November 15, 2006. These shares were issued pursuant to the 2006 consultant stock plan. The fair market value of the Company's common stock as of November 15, 2006 was $1.8 per share.

On November 15, 2006, the Company passed a resolution to issue 70,000 shares of common stock as salary to a non-executive director. These shares were issued pursuant to the 2006 consultant stock plan. The fair market value of the Company's common stock as of November 15, 2006 was $1.8 per share.

On December 11, 2006, the Company entered into one-year consulting agreement with another independent consultant. The service to be rendered includes equity research of the Company as mutually agreed upon between the parties. As consideration for the services to be rendered, the Company issued 50,000 shares of common stock to the consultant on December 11, 2006. These shares were issued pursuant to the 2006 consultant stock plan. The fair market value of the Company's common stock as of December 11, 2006 was $1.75 per share.

In accordance with SFAS 123R and EITF 96-18, the Company has accounted for the consulting agreements based on the fair market value of the Company's common stock at the commencement date of the individual consulting agreements. For the year ended December 31, 2006, the Company charged $1,202,235 to expense associated with consulting agreements and recorded deferred consulting fees of $705,877 at December 31, 2006.

See report of independent registered public accounting firm

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

The deferred consulting fees will be charged to expenses as follows:

Year ending December 31
Amount
2007	$643,148
2008	62,729
Total	$705,877

Note 15 - TAXES

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

The provision for taxes on earnings consisted of:

	2006	2005
Current PRC income tax expense
enterprise income tax	$494,951	$238,058

The following table reconciles the U.S. statutory rates to the Company's effective tax rate as of December 31:

	2006	2005
U.S. Statutory rate	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)
China income taxes	15.0	15.0
Total provision for income taxes	15.0%	15.0%

The estimated tax savings due to the reduced tax rate for the years ending December 31, 2006 and, 2005 amounted to $593,941and $285,669, respectively. The net effect on earnings per share if the income tax had been applied would decrease earnings per share for December 31, 2006 and 2005 to $0.05 and $0.23, respectively

Taxes payable

Taxes payable at December 31 consisted of the following:

	2006	2005
VAT tax payable	$103,489	$1,224,455
Income tax payable	103,290	454,126
Others	11,452	132,824
Total taxes payable	$218,231	$1,811,405

See report of independent registered public accounting firm

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

Skystar Bio-Pharmaceutical Company was incorporated in the United States and has incurred net operating loss for income tax purpose for 2006. The net operating loss carry forwards for United States income tax purposes amounted to $1,635,532 which any be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2026. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at December 31, 2006. The valuation allowance at December 31, 2006 was $556,081. Management will review this valuation allowance periodically and make adjustment as warranted.

Beginning January 1, 2008, the new Chinese Enterprise Income Tax (“EIT”) law will replace the existing laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% will replace the 33% rate currently applicable to both DES and FIEs. The Company is currently evaluating the effect of the new EIT law will have on its financial position.

Note 16 - EARNINGS PER SHARE

Basic earnings per share (EPS) for the years ended December 31, 2006 and 2005 were determined by dividing net income for the years by the weighted average number of common shares outstanding. Diluted earnings per share for the years ended December 31, 2006 and 2005 included the effect of 48,000,000 shares of the Company’s series “B” convertible preferred stock, which were issued pursuant to the stock exchange transaction on November 7, 2005, as fully described in Note 1, and conferred with the right of conversion into common shares that equal 89.5% of the total issued and outstanding common stock, as more fully described in Note 12. The weighted average number of common shares outstanding was adjusted to account for the effects of the share exchange transaction as a reverse acquisition as fully described in Note 1.

The Company has retroactively adjusted the weighted average number of common shares outstanding by deeming that the one-for-three hundred ninety seven (1:397) reverse stock split effective on February 15, 2006 had occurred as of the beginning of the earliest period presented.

The Company has retroactively adjusted the weighted average number of preferred shares outstanding by deeming that the one-for-ten (1:10) reverse stock split effective on Februray 15, 2006 had occurred as of the beginning of the earliest period presented.

The reconciliations of the denominators of the basic and diluted EPS computations are as follows:

	2006	2005
Net income for basic and diluted earnings per share	$1,175,142	$1,467,518

Weighted average shares used in basic computation	11,144,153	1,260,651
Diluted effect of warrants and convertible note	1,354,233	9,674,858
Weighted average shares used in diluted computation	12,498,386	10,935,509

Earnings per share
Basic	$0.11	$1.16
Diluted	$0.09	$0.13

Note 17 - RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

(a) Related party receivables and payables
Amounts receivable from and payable to related parties are summarized as follows:

See report of independent registered public accounting firm

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

	2006	2005
Amounts due from shareholders:
Mr. Wei Wen, also a director of the Company	-	21,503
Mr. Weibing Lu, also a director of the Company	-	101,463
Total	$-	$122,966

Amount due to shareholders:
Ms. Aixia Wang	-	8,618
Mr. Wucai Ji	-	63,860
Mr. Yuantai Wang	-	6,200
Total	$-	$78,678

Amount due from a related company
Shaanxi Xingji Electronic Sci-Tech Company Limited ("Shaanxi Xingji") (see (b) (i) (ii) (iii)	$-	$587,016

Amount due to a related company:
TainXing digital-a company owned by a director	$16,025	$24,676

(b) Amount due from Shaanxi Xingji

(i) The wife of a shareholder and director, Mr. Weibing Lu, is the shareholder of Shaanxi Xingji.

(ii)  The amount of $587,016 as of December 31, 2005 due from Shaanxi Xingji was non-interest bearing, unsecured and has no fixed repayment date. In 2006, Shaanxi Xingji repaid the amount in full in 2006.

(iii) The amount of $24,676 due to Shaanxi Xingji with interest bearing at 0.8835% per month as of December 31, 2005 was fully repaid in 2006 with funds provided by a third party.

(c) Security against bank borrowings of a related company

The Company has pledged a leasehold improvement office building with net book value of $251,308 at December 31, 2005 to a bank as the security against the bank borrowings of a related party. The security was released in 2006.

(d) Issuance common stock to a non-executive director

The Company issued 70,000 shares of common stock as salary to a non-executive director on November 15, 2006.

See report of independent registered public accounting firm

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006
Note 18 - COMMITMENTS AND CONTINGENCIES

(a) Lease commitments

The Company recognizes lease expense on a straight line basis over the term of the lease in accordance to SFAS. 13“Accounting for leases.” The Company has entered into a tenancy agreement for the lease of factory premises for a period of ten years from October 1, 2004 to September 30, 2014 with an annual rent of $10,767, which is subject to a 10% increase every four subsequent years. The Company’s commitments for minimum rental payments under this lease for the next five years and thereafter are as follows:

Year ending December 31:	2006	2005
2007	$10,836	$10,493
2008	11,107	10,493
2009	11,920	11,541
2010	11,920	11,723
2011	11,920	11,723
Thereafter	35,163	42,383
	92,866	98,356

Rent expense for the year ended December 31, 2006 and 2005 amounted to $11,545 and $10,411, respectively.

(b) Legal proceedings

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

(c) Capital commitments

We had capital expenditure commitments outstanding as of December 31, 2006 in the amount of $1,372,787 in relation to the construction of a new plant which will meet the Good Manufacturing Standard and $259,511 in relation to the purchase of machinery.

(d) Bank guarantee

The Company has given a guarantee for the bank borrowing of a third party to the extent of $32,025 as of December 31, 2006.

See report of independent registered public accounting firm

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006
(e)Ownership of leasehold property

In 2005, one of the shareholders contributed a leasehold office building as additional capital of Xian Tianxing. However, the title of the leasehold property had not passed to the Company. Management believes, there should be no legal barriers for the shareholder to transfer the ownership to the Company.  However, in the event that the Company fails to obtain the ownership certificate for the leasehold building, there is the risk that the buildings need to be vacated as illegitimate ownership. Management believes that this possibility while present is very remote. As a result, no provision has been made in the financial statements for this potential occurrence.

Note 19 - SUBSEQUENT EVENT

On February 27, 2007, the Company entered into a Securities Purchase Agreement (the “Agreement”), with several institutional and accredited investors (the “Purhcasers”) pursuant to which the Company sold to the Purchasers $4.075 million in aggregate principal amount of 8% convertible debentures due February 28, 2009 (the “Debentures”), and warrants to purchase 4,075,000 shares of the common stock of the Company (the “Warrants”), in a private placement pursuant to Regulation D under the Securities Act of 1993 (the “Transaction”). Pursuant to a Registration Rights Agreement, the Company agreed to register all shares of common stock underlying the conversion of the Debentures and exercise of the Warrants in a resale registration statement (the “Registration Statement”). The transaction closed on February 27, 2007. Gross proceeds from the sale to the Company were $4.075 million, of which $285,250 was paid to Pacific Ridge Capital who served as placement agent for the transaction and $52,500 were paid to counsel for the Purchaser in connection with the transaction. The Company also issued to the Placement Agent as a warrant to purchase an aggregate of 570,500 shares with an exercise price of $1.00 per share and will have an expiration date of February 28, 2012.

See report of independent registered public accounting firm

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

As reported in a Form 8-K Current Report filed with the Commission on January 19, 2006 and as amended in a Form 8-K/A filed on January 27, 2006, the Company changed its independent accountants from Weinberg & Company, P.A. to GC Alliance Limited, effective January 18, 2006. Thereafter, as reported in a Form 8-K Current Report filed with the Commission on February 27, 2006 and amended in a Form 8-K/A filed on March 3, 2006, the Company then changed its independent accountants from GC Alliance Limited to Moore Stephens Wurth Frazer and Torbet LLP, effective February 21, 2006. Thereafter, as reported in a Form 8-K Current Report filed with the Commission on March 6, 2007 and amended in a Form 8-K/A filed on March 8, 2007, the Company then changed its independent accountants from Moore Stephens Wurth Frazer and Torbet LLP to Schwartz Levitsky Feldman LLP, Chartered Accountants, effective March 6, 2007.  Thereafter, as reported in a Form 8-K Current Report filed with the Commission on April 30, 2007, the Company changed its independent accountants from Schwartz Levitsky Feldman LLP, Chartered Accountants to Moore Stephens Wurth Frazer and Torbet LLP, effective April 26, 2007.

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

Name	Age	Position	Director Since

Weibing Lu, Chief Executive Officer	44	Chief Executive Officer and Chairman of the Board of Directors	FeFebruary 2006
Erna Gao, Chief Financial Officer	50	Chief Financial Officer and Director	February 2006
Wei Wen, Secretary	41	Secretary and Director	February 2006
Xinya Zhang	58	Director	February 2006
R. Scott Cramer	43	Director	October 2001

Weibing Lu, Chief Executive Officer and Director

Mr. Weibing Lu, Chief Executive Officer, is 44 years old. Mr. Lu received his bachelor’s degree in science from Wuhan University of Mapping Science and Technology (now known as Wuhan University) in 1985. In 1986, he was a teacher of College of Xian Geology. Mr. Lu received his Master’s degree in Business Administration in 1999 from Xian University. Mr. Lu has vast experience in the biotechnology field and in enterprise management. In 1992, he set up the Xian Xingji Electronic Engineering Company and served as its Chairman and President until 1997. In 2002, he was awarded as the title of “Outstanding Enterpriser of Xian Feed Industry” and appointed as a director of Xian Institute of Feed Industry. In July of 1997, he set up Xian Tianxing Science and Technology Development Co., Ltd. In December of 2003, Xian Tianxing Science and Technology Development Co., Ltd. was reorganized and became Xian Tianxing Bio-pharmaceutical Co., Ltd. Since December 2003, Mr. Lu has served as Chairman of the Board and President of Xian Tianxing Bio-Pharmaceutical Co., Ltd.

Erna Gao, Chief Financial Officer and Director

Ms. Erna Gao, Chief Financial Officer, is 50 years old. Ms. Gao graduated from Xi’an TB University in Accountancy in 1986. From 1982 to 2001, she was an accountant, senior accountant and accountant manager at the Kunlun Electrical Engineering Company. From 2001 to 2004, she was chief accountant at Dongda Petroleum Company. Since March 2004, she has been the Chief Financial Officer of Xian Tianxing Bio-Pharmaceutical Co., Ltd.

Wei Wen, Secretary and Director

Mr. Wei Wen, Director, is 41 years old. Mr. Wen graduated from Xian University of Science and Industry in 1986. From 1990 to 1994, Mr. Wen was the manager of Sales Department of Xian Zhongtian Science and Technology Development Co., Ltd. Then, from 1994 to 1997, Mr. Wen served as Vice General Manager & Manager of Sales Department of Xian Xingji Electronic Engineering Company. In 1997, Mr. Wen was appointed as the Vice General Manager of Xian Tianxing Science and Technology Development Co., Ltd. in 1997. After the reorganization of the company in December of 2003, Mr. Wen was appointed and continues to serve as Vice General Manager and the Secretary of the Board of Directors of Xian Tianxing Bio-Pharmaceutical Co., Inc.

Xinya Zhang, Director

Mr. Xinya Zhang, Director, is 58 years old. Mr. Zhang graduated from Northwest Agricultural University in Shanxi, China. From 1990 to 1997, he was the Factory Director and General Engineer of Xian Hua’an Livestock Group Company Feed Factory. In July of 1997, he joined Xian Tianxing Science and Technology Development Co., Ltd. and was appointed as the company’s Vice General Manager. Since the company’s reorganization in December of 2003, Mr. Zhang has served as Vice General Manager of Xian Tianxing Bio-Pharmaceutical Co., Inc.

R. Scott Cramer, Director

Mr. R. Scott Cramer, Director, is 43 years old. Mr. Cramer was previously the Chairman, Chief Executive Officer and Chief Financial Officer of The Cyber Group and remains on our Board of Directors. Mr. Cramer is currently the President of Cramer & Associates, a firm specializing in retirement management, estate planning and investments. Mr. Cramer has held this position for many years and has built a solid standing in the investment field.

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

Code of Ethics
For the year ended December 31, 2006, we did not have a formal written code of ethics applicable to our principal executive officer and principal financial officer, because the board of directors has not determined it to be immediately necessary from a management perspective to adopt a formal code at this time. However, we plan to adopt and approve a formal written code of ethics in the near future.

Audit Committee and Audit Committee Financial Expert

The Company does not have a separately designated audit committee of our Board, as it is not required to, and the functions customarily delegated to this committee are performed by the full Board. As the Company does not maintain an audit committee, it does not have an audit committee “financial expert” within the meaning of Item 407(d)(5) of Regulation SB.

Section 16(a) Beneficial Ownership Reporting Compliance:

Section 16(a) of the Exchange Act requires the Company’s officers, directors, and persons who beneficially own more than 10% of the Common Stock to file reports of ownership and changes in ownership with the Commission. These reporting persons also are required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on the Company’s review of these reports or written representations from certain reporting persons, during the fiscal year ended December 31, 2004, and during the current fiscal year, the Company believes that all filing requirements applicable to the Company’s officers, directors, greater-than-ten-percent beneficial owners and other persons subject to Section 16(a) of the Exchange Act were met, except that director R. Scott Cramer, and former directors Steve Lowe and David Wassung were not able to file their Form 3 within 10 days after each of them was elected or appointed an officer and/or director of the Company nor were they able to file Form 4’s or Form 5’s in connection with transactions that occurred in the last fiscal year and/or in the current fiscal year.

Item 10.	Executive Compensation.

SUMMARY COMPENSATION TABLE

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Weibing Lu,	2006	7,091	-0-	-0-	-0-	-0-	-0-	-0-	7,091
current CEO (1)	2005	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

R. Scott Cramer,	2006	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
former CEO and CFO (2)	2005	60,000	-0-	-0-	-0-	-0-	-0-	-0-	60,000

(1)
In connection with the Share Exchange Transaction (described in Item 1 above) (the “Transaction”), Mr. Lu became the Company’s Chief Executive Officer on November 7, 2005, but he did not receive any compensation in 2005.

(2)	In connection with the Transaction, Mr. Cramer resigned as the Company’s Chief Executive Officer and Chief Financial Officer on November 7, 2005 but remains as a Company director.

Outstanding Equity Awards at Fiscal Year-End Table

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARD						STOCK AWARD
Name	Number of Securities Underlying Unexercised Options (Exercisable) (#)	Number of Securities Underlying Unexercised Options (Unexercisable) (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Exercise Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Weibing Lu	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

Compensation of Directors

During the most recent fiscal year, our directors were compensated as follows:

DIRECTOR COMPENSATION TABLE
Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Weibing Lu (1)	2006	-0-	-0-		-0-	-0-	-0-	-0-	-0-
Erna Gao (1)	2006	-0-	-0-		-0-	-0-	-0-	-0-	-0-
Wei Wen (1)	2006	-0-	-0-		-0-	-0-	-0-	-0-	-0-
Xinya Zhang (1)	2006	-0-	-0-		-0-	-0-	-0-	-0-	-0-
R. Scott Cramer (2)	2006	-0-	126,000	(4)	-0-	-0-	-0-	-0-	126,000
Steve Lowe (2) (3)	2006	-0-	-0-		-0-	-0-	-0-	-0-	-0-

(1)
In connection with the Share Exchange Transaction (described in Item 1 above) (the “Transaction”), these persons became directors of the Company on November 7, 2005. After the change in control that occurred as a result of the Transaction, we do not have any compensation arrangements with our directors.

(2)
Prior to the closing of the Transaction, the Company issued common stock to these persons as compensation for all accrued amounts owed to them as directors and/or officers. After the change in control that occurred as a result of the Transaction, we do not have any compensation arrangements with our directors.

(3)
Steve Lowe resigned from his position as a director of the Company effective at the close of business on October 6, 2006. Mr. Lowe’s resignation was not the result of any disagreement with or dispute over issues involving the management of the Company.

(4)
On November 15, 2006, the Company issued 70,000 shares of common stock to the Cramer Family Trust as salary to R. Scott Cramer. These shares were issued pursuant to the 2006 consultant stock plan. The fair market value of the Company's common stock as of November 15, 2006 was $1.8 per share.

Item 11.	Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of March 21, 2007, certain information regarding the ownership of the Company’s capital stock by the following persons on such date: each of the directors and executive officers, each person who is known to be a beneficial owner of more than 5% of any class of our voting stock, and all of our officers and directors as a group. Unless otherwise indicated below, to our knowledge, all persons listed below had sole voting and investing power with respect to their shares of capital stock, except to the extent authority was shared by spouses under applicable community property laws.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of our common stock subject to options, warrants or convertible securities exercisable or convertible within 60 days of March 21, 2007 were deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person, and was based on 12,795,549 shares of the Common Stock issued and outstanding on a fully diluted basis, as of March 21, 2007.

Title of Class	Name and Address of Beneficial Owners (1)	Amount of Beneficial Ownership	Percent of Class (2)

Common Stock	Upform Group Limited (3)	5,065,415	39.59%
Common Stock	Clever Mind International Limited (4)	2,176,953	17.01%
Common Stock	Weibing Lu, Director and Chief Executive Officer (3)	5,065,415	39.59%
Common Stock	Wei Wen, Director (4)	2,176,953	17.01%
Common Stock	Xinya Zhang, Director (3)	5,065,415	39.59%
Common Stock	Erna Gao, Director and Chief Financial Officer	-0-	0%
Common Stock	R. Scott Cramer, Director (5)	652,231	5.10%
	All officers and directors as a group (5 total)	7,894,598	61.70%

(1)	Unless otherwise noted, the address for each of the named beneficial owners is: Rm. 10601, Jiezuo Plaza, No.4, Fenghui Road South, Gaoxin District, Xian Province, PRC.

(2)	The number of outstanding shares of common stock of Skystar is based upon shares 12,795,549 outstanding as March 21, 2007. Figures may vary slightly due to rounding.

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

(5)	R. Scott Cramer address is: 1012 Lewis Dr., Winter Park, FL 32789. Includes 578,438 shares held by the Cramer Family Trust of which Mr. Cramer is the sole trustee and sole primary beneficiary.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	—	—
Equity compensation plans not approved by security holders	0	0	2,693,100	(1)
TOTAL	0	0	2,693,100

(1)	As of December 31, 2006, the Company had the following two (2) equity compensation plans in effect:

On October 16, 2002, the Company adopted a stock incentive plan for officers, directors, employees, and consultants entitled the “Cyber Group Network Corporation Stock Incentive Plan # 2” (hereinafter the “2002 Plan”). The maximum number of shares that may be issued under the 2002 Plan is 40,000,000 shares of our common stock. The 2002 Plan has not previously been approved by security holders and awards may be granted under this Plan until October 15, 2012. Under this Plan, the Company may issue common stock and/or options to purchase common stock to certain officers, directors and employees and consultants of the Company and its subsidiaries. The 2002 Plan is administered by either the Compensation Committee or a committee appointed by the Board, which is comprised of a combination of two or more officers and/or members of the Board. The committee has full and complete authority, in its discretion, but subject to the express provisions of the Plan to approve the eligible persons nominated by the management of the Company to be granted awards of common stock “Awards”) or stock options, to determine the number of Awards or stock options to be granted to an eligible person; to determine the time or times at which or stock options shall be granted; to establish the terms and conditions upon which Awards or Stock Options may be exercised; to remove or adjust any restrictions and conditions upon Awards or Stock Options; to specify, at the time of grant, provisions relating to exercisability of Stock Options and to accelerate or otherwise modify the exercisability of any Stock Options; and to adopt such rules and regulations and to make all other determinations deemed necessary or desirable for the administration of the Plan. As of December 31, 2006, there are 2,093,452 shares of our common stock remaining available for future issuance under the 2002 Plan.

On February 22, 2006, the Company adopted a stock incentive plan for consultants entitled the “2006 Consultant Stock Plan” (hereinafter the “2006 Plan”). The maximum number of shares that may be issued under the 2006 Plan is 1,199,648 shares of our common stock. The 2006 Plan has not previously been approved by security holders and awards may be granted under this Plan until February 21, 2016. Under the 2006 Plan, the Company may issue common stock to certain consultants of the Company who are crucial to the future growth and success of the Company and its subsidiaries and affiliates. The 2006 Plan is administered by either a committee appointed by the Board, which is comprised of one or more members of the Board who is not serving on another plan committee, or the Board. The committee has full and complete authority, in its discretion, but subject to the express provisions of the Plan, to designate the persons or classes of persons eligible to receive awards of common stock “Awards”; to determine the form and amount of Awards to be granted to an eligible person or class of persons; to establish the terms and conditions upon which Awards may be exercised; to remove or adjust any restrictions and conditions upon Awards; and to adopt such rules and regulations and to make all other determinations deemed necessary or desirable for the administration of the Plan. As of December 31, 2006, there are 599,648 shares of our common stock remaining available for future issuance under the 2002 Plan.

Item 12.	Certain Relationships and Related Transactions, and Director Independence

RELATED TRANSACTIONS

Set forth below are the related party transactions between Xian Tianxing’s shareholders, officers and/or directors, and Xian Tianxing, with whom Skystar has contractual arrangements which give Skystar the ability to substantially influence Xian Tianxing’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval.

(a)	Related party receivables and payables

Amounts receivable from and payable to related parties are summarized as follows:

	2006	2005
Amounts due from shareholders:
Mr. Wei Wen, also a director of the Company	$-	$21,503
Mr. Weibing Lu, also a director of the Company	-	101,463
Total		$$122,966

Amounts due to shareholders:
Ms. Aixia Wang	$-	$8,618
Mr. Wucai Ji	-	63,860
Mr. Yuantai Wang	-	6,200
Total	$-	$78,678

Amount due from a related company
Shaanxi Xingji Electronic Sci-Tech Company Limited (“Shaanxi Xingji”) (see (b)(i) to (ii) below)	$-	$587,016

Amount due to a related company:
Tian Xing Digital - a company owned by a director	$16,013	$24,676

Balances with shareholders and related companies represent advances to or loans from the respective shareholders or related companies. These balances, except Shaanxi Xingji (see (b)(ii) below), are interest free and unsecured and have no fixed repayment date. It is expected that the balances will be received or repaid within one year.

(b)	Amount due from/to Shaanxi Xingji:

(i)	The wife of a shareholder and director, Mr. Weibing Lu, is the shareholder of Shaanxi Xingji.

(ii)	The amount of $587,016 as of December 31, 2005 due from Shaanxi Xingli was non-interest bearing, unsecured and has no fixed repayment date. Shaanxi Xingli repaid the amount in full in 2006.

(iii)	The amount of $24,676 due to Shaanxi Xingli with interest bearing at 0.8835% per month as of December 31, 2005 was fully repaid in 2006 with funds provided by a third party.

(c)	Security against bank borrowings of a related company

The Company had pledged a leasehold improvement office building with net book value of $251,308 at December 31, 2005 to a bank as the security against the bank borrowings of Shaanxi Xingli, which from time to time provided Xian Tianxing with non-interest bearing loans for short term finances. The security was released in 2006.

(d)	Issuance common stock to a non-executive director

The Company issued 70,000 shares of common stock as salary to a non-executive director on November 15, 2006.

Director Independence

The Company does not have a separately designated audit, compensation or nominating committee of our Board, as it is not required to, and the functions customarily delegated to these committees are performed by the full Board. We have determined, however, that none of our directors is “independent” as that term is defined in Section 4200 of the NASD Marketplace Rule.

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

3.1	Charter of The Cyber Group Network Corporation as filed with the State of Nevada (4)

3.2	Certificate of Amendment and Certificate of Change (6)

3.3	Company Bylaws (5)

16.1	Letter from Weinberg & Company, P.A. (6)

16.2	Letter from GC Alliance Limited (7)

16.3	Letter from Moore Stephens Wurth Frazer & Torbet LLP (8)

16.4	Letter from Schwartz Levitsky Feldman LLP (9)

23.1	Consent of Moore Stephens Worth Frazer and Torbet LLP (10)

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer (10)

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer (10)

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer (10)

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer (10)

99.1	Consulting Services Agreement between Skystar Bio-Pharmaceutical (Cayman) Holdings, Co., Ltd., Xian Tianxing Bio-Pharmaceutical Co., Ltd. dated October 28, 2005 (4)

99.2
Equity Pledge Agreement between Skystar Bio-Pharmaceutical (Cayman) Holdings, Co., Ltd. and Xian Tianxing Bio-Pharmaceutical Co., Ltd. (“Xian Tianxing”) and Xian Tianxing’s Majority Shareholders dated October 28, 2005 (4)

99.3
Operating Agreement between Skystar Bio-Pharmaceutical (Cayman) Holdings, Co., Ltd., and Xian Tianxing Bio-Pharmaceutical Co. (“Xian Tianxing”), Xian Tianxing’s Majority Shareholders, Ltd. and Weibing Lu dated October 28, 2005 (4)

99.4
Proxy Agreement between Skystar Bio-Pharmaceutical (Cayman) Holdings, Co., Ltd. and Xian Tianxing Bio-Pharmaceutical Co. (“Xian Tianxing”), Xian Tianxing’s Majority Shareholders and Weibing Lu dated October 28, 2005 (4)

99.5
Option Agreement between Skystar Bio-Pharmaceutical (Cayman) Holdings, Co., Ltd. and Xian Tianxing Bio-Pharmaceutical Co., Ltd. (“Xian Tianxing”), Xian Tianxing Majority Shareholders and Weibing Lu dated October 28, 2005 (4)

(1)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A filed on June 1, 2000.

(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A filed on January 12, 2001.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 26, 2005.

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 14, 2005.

(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K on December 16, 2005.

(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A filed on January 27, 2006.

(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A filed on March 3, 2006.

(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A filed on March 8, 2007.

(9)	Incorporated by reference from the Registrant's Current Report on Form 8-K filed on April 30, 2007.

(10)	Filed herewith.

Item 14.	Principal Accountant Fees and Services.

CHANGE OF AUDITOR

Weinberg & Company performed the audit for the fiscal year ended December 31, 2004 and it reviewed the Company’s unaudited financial statements through the quarter ended September 30, 2005, but it was dismissed as the Company’s principal independent auditor effective January 18, 2006. GC Alliance Limited was engaged to perform audit services for the Company on January 18, 2006, but it was dismissed as the Company’s principal independent auditor effective February 21, 2006. Moore Stephens was engaged to perform audit services for the Company on February 21, 2006, but it was dismissed as the Company’s principal independent auditor effective March 6, 2007. Moore Stephens performed the audit for the fiscal year ended December 31, 2005 and it reviewed the Company’s unaudited financial statements through the quarter ended September 30, 2006 during this engagement. Schwartz Levitsky Feldman LLP, Charter Accountants (“Schwartz Levitsky”) was engaged to perform audit services for the Company on March 6, 2007, but it was dismissed as the Company’s principal independent auditor effective April 26, 2007. Schwartz Levitsky did not complete the audit for the fiscal year ended December 31, 2006. On April 26, 2007, the Company re-engaged Moore Stephens to perform audit services for the year ended December 31, 2006. The following are the services provided and the amount billed:

AUDIT FEES

The aggregate fees billed by GC Alliance Limited for professional services rendered for the audit of Skystar Cayman in connection with the Share Exchange Transaction was $105,000.

The aggregate fees billed by Moore Stephens for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2006, was $150,000.

The aggregate fees billed by Schwartz Levitsky for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2006 was $120,000.

AUDIT RELATED FEES

There were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees” for the year ended December 31, 2006.

TAX FEES

For the years ended December 31, 2006 and December 31, 2005, there were $6,000 billed for services for tax compliance, tax advice and tax planning work to the Company.

ALL OTHER FEES

There were no other fees billed by Weinberg & Company, GC Alliance Limited, Schwartz Levitsky or Moore Stephens during the last two fiscal years for products and services provided by Weinberg & Company, GC Alliance Limited, Schwartz Levitsky or Moore Stephens.

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

SKYSTAR BIO-PHARMACEUTICAL COMPANY (Registrant)

Date: May 18, 2007	By:	/s/ Weibing Lu
Weibing Lu Chief Executive Officer

Date: May 18, 2007	By:	/s/ Erna Gao
Erna Gao Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Weibing Lu	Chief Executive Officer / Director	May 18, 2007
Weibing Lu

/s/ Erna Gao	Chief Financial Officer / Director	May 18, 2007
Erna Gao

/s/ Wei Wen	Secretary / Director	May 18, 2007
Wei Wen

/s/ Xinya Zhang	Director	May 18, 2007
Xinya Zhang

/s/ R. Scott Cramer	Director	May 18, 2007
R. Scott Cramer