Form 10QSB
period 2007-03-31
SKYSTAR BIO-PHARMACEUTICAL CO
filed 2007-05-21
CIK 1076939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended: March 31, 2007

Or

☐	Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from ______________ to _______________

Commission File Number: 000-28153

SKYSTAR BIO-PHARMACEUTICAL COMPANY
(Exact name of registrant as specified in its charter)

Nevada	33-0901534
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification Number)

Rm. 10601, Jiezuo Plaza, No. 4, Fenghui Road South, Gaoxin District, Xian Province, P.R. China	N/A
(Address of principal executive offices)	(Zip code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date: 12,795,549 issued and outstanding as of May 9, 2007.

Transitional Small Business Disclosure Form (Check one):    Yes ☐  No ☑

TABLE OF CONTENTS
TO QUARTERLY REPORT ON FORM 10-QSB
FOR QUARTER ENDED MARCH 31, 2007

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2007 AND DECEMBER 31, 2006

	March 31,	December 31,
	2007	2006
	Unaudited

ASSETS
CURRENT ASSETS:
Cash	$3,490,448	$192,016
Restricted cash	70,442	69,610
Accounts receivable, trade, net of allowance for doubtful accounts of
$11,572 and $14,426 as of March 31, 2007 and December 31, 2006, respectively	271,348	131,599
Inventories	407,183	528,566
Deposits and prepaid expenses	31,658	29,944
Loans receivable	8,645	8,558
Other receivables	46,441	38,881
Total current assets	4,326,165	999,174

PLANT AND EQUIPMENT, net	11,244,626	10,910,948

OTHER ASSETS:
Deferred debenture expense	940,152	-
Prepaid land use right, net	314,368	311,212
Intangible, net	19,425	25,640
Total other assets	1,273,945	336,852
Total assets	$16,844,736	$12,246,974

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Interest-bearing short-term loan	$38,850	$38,460
Non-interest bearing loan from third party	63,455	62,818
Accounts payable	65,502	71,223
Accrued expenses	258,410	523,892
Taxes payable	174,769	218,231
Other payables	568,708	607,595
Amount due to related companies	53,027	16,025
Total current liabilities	1,222,721	1,538,244

OTHER LIABILITIES:
Deferred government grant	971,250	961,500
Convertible debenture, net of $3,983,082 discount	91,918	-
Total other liabilities	1,063,168	961,500

Total liabilities	2,285,889	2,499,744

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 2,000,000 series" A" shares issued and outstanding as of March 31, 2007 and
December 31, 2006, respectively; Nil series"B" shares issued
and outstanding as of March 31, 2007 and December 31, 2006, respectively.	2,000	2,000
Common stock, $0.001 par value, 50,000,000 shares authorized;
12,795,549 and 12,795,549 shares issued and outstanding as of
March 31, 2007 and December 31, 2006, respectively	12,795	12,795
Paid-in-capital	10,964,602	6,246,325
Deferred compensation	(344,978)	(705,877)
Statutory reserves	816,145	779,624
Retained earnings	2,545,104	2,952,343
Accumulated other comprehensive income	563,179	460,020
Total shareholders' equity	14,558,847	9,747,230
Total liabilities and shareholders' equity	$16,844,736	$12,246,974

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	2007	2006
	Unaudited	Unaudited

REVENUE	$1,367,810	$995,188
COST OF SALES	697,035	520,440

GROSS PROFIT	670,775	474,748

RESEARCH AND DEVELOPMENT COSTS	31,655	19,339
AMORTIZATION OF DEFERRED COMPENSATION	360,899
SELLING EXPENSES	109,428	67,908
GENERAL AND ADMINISTRATIVE EXPENSES	316,551	206,236

(LOSS) INCOME FROM OPERATIONS	(147,758)	181,265

OTHER INCOME (EXPENSES)
Interest income	7,160	-
Other income	-	623
Interest expense	(163,496)	(839)

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(304,094)	181,049

PROVISION FOR INCOME TAXES	66,624	27,157

NET (LOSS) INCOME	(370,718)	153,892

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	103,159	46,261

COMPREHENSIVE (LOSS) INCOME	$(267,559)	$200,153

(LOSS) EARNINGS PER SHARE (EPS)
- Basic	$(0.03)	$0.02
- Diluted	$(0.03)	$0.02

Weighted average number of common shares used to compute EPS:
- Basic	12,795,549	6,570,030
- Diluted	12,795,549	6,570,030

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

									Accumulated
									other
									comprehensive
	Preferred stock		Common stock		Paid-in	Statutory	Retained	Deferred	income
	Shares	Amount	Shares	Amount	capital	reserves	earnings	Compensation	(loss)	Total

BALANCE, January 1, 2006	50,000,000	$50,000	1,260,651	$1,261	$4,301,747	$364,460	$2,192,365	$-	$161,345	$7,071,178

Share conversion	(48,000,000)	(48,000)	10,745,548	10,745	37,255					-
Share issued for services			600,000	600	1,571,400			(1,572,000)		-
Foreign currency translation									46,261	46,261
Net income							153,892			153,892
BALANCE, March 31, 2006 (unaudited)	2,000,000	2,000	12,606,199	12,606	5,910,402	364,460	2,346,257	(1,572,000)	207,606	7,271,331

Shares issued for services			189,350	189	335,923			(336,112)		-
Amortization of deferred compensation								1,202,235		1,202,235
Net income							1,021,250			1,021,250
Foreign currency translation									252,414	252,414
Adjustment to statutory reserve						415,164	(415,164)			-
BALANCE, December 31, 2006	2,000,000	2,000	12,795,549	12,795	6,246,325	779,624	2,952,343	(705,877)	460,020	9,747,230

Beneficial conversion feature of debentures					2,130,575					2,130,575
Warrants issued to debenture holders					1,944,425					1,944,425
Warrants issued to placement agent					643,277					643,277
Amortization of deferred compensation								360,899		360,899
Foreign currency translation									103,159	103,159
Net loss							(370,718)			(370,718)
Statutory reserve						36,521	(36,521)			-
BALANCE, March 31, 2007 (unaudited)	2,000,000	$2,000	12,795,549	$12,795	$10,964,602	$816,145	$2,545,104	$(344,978)	$563,179	$14,558,847

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	2007	2006
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(370,178)	$153,892
Adjustments to reconcile net (loss) income to cash
provided by (used in) operating activities:
Depreciation and amortization	33,519	26,060
Amortization of deferred debenture expenses	40,876	-
Amortization of discount on debentures	91,918	-
Amortization of deferred compensation	360,899	-
(Increase) decrease in assets:
Accounts receivable, trade	(137,891)	(2,122)
Inventories	126,263	(199,663)
Deposits and prepaid expenses	(1,406)	(21,935)
Other receivables	(7,138)	(539)
Increase (decrease) in liabilities:
Accounts payable	(6,419)	933
Accrued expenses and other payables	(343,669)	192,790
Taxes payables	(45,502)	112,655
Net cash (used in) provided by operating activities	(259,268)	262,071

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	(125)	-
Purchase of property, plant and equipment	(249,261)	(467,311)
Decrease in amounts due from shareholders	-	23,090
Net cash used in investing activities	(249,386)	(444,221)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in amount due to shareholders	36,700	8,637
Increase in amount due to related companies	-	6,214
Increase in non-interest bearing loan from third party	-	251,667
Proceeds from government subsidies	-	124,280
Proceeds from convertible debentures, net	3,737,250	-
Increase (decrease) in non-interest bearing loan to third parties	-	(211,276)
Net cash provided by financing activities	3,773,950	179,522

EFFECT OF EXCHANGE RATE CHANGES ON CASH	33,136	234

INCREASE (DECREASE) IN CASH	3,298,432	(2,394)

CASH, beginning of period	192,016	38,498

CASH, end of period	$3,490,448	$36,104

SUPPLEMENTAL DISCLOSURE INFORMATION
Interest expense paid	$819	$835
Income taxes paid	$140,548	$-

Non-cash transactions
Warrants issued for services	$643,277	$-
Stock issued for services	-	1,572,000
	643,277	1,572,000

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

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

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

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

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

The Company’s consolidated assets do not include any collateral for Xian Tianxing’s obligations. The creditors of Xian Tianxing do not have recourse to the general credit of the Company.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The unaudited consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and footnotes for the period ended December 31, 2006 included in the Company's Current Report on 10KSB filed with the Securities and Exchange Commission on May 18, 2007. The results for the three months ending March 31, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

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

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

The Company’s financial instruments primarily consist of cash, accounts receivable, other receivables, accounts payable, accruals, other payables and short-term related party borrowings. As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to the short term maturities of these instruments and that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective period ends.

Cash

Cash includes cash on hand, demand deposits with banks and liquid investments with an original maturity of three months or less.

Restricted cash

The Company had restricted cash of $70,442 and $69,610 as of March 31, 2007 and December 31, 2006, respectively. The restricted cash was received from the PRC government subsidies and set aside for the specific usages (see Note 10). The restricted funds are kept as bank deposits. Restricted cash is classified as current assets as of March 31, 2007 and December 31, 2006, based on the expected period when the funds will be put into their specific usages.

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

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

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

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

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

Impairment of Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of March 31, 2007 and December 31, 2006, there were no significant impairments of its long-lived assets.

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

(a)	Credit sales: Revenue is recognized when the products have been delivered to the customers.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

(b)	Full payment before delivering: Revenue is recognized when the products have been delivered to customers.

Research and development costs

Research and development costs are expensed to operations as incurred and include salaries, professional fees and technical support fees.

Income taxes

The Company has adopted SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consists of taxes currently due plus deferred taxes. There are no deferred tax amounts at March 31, 2007 and December 31, 2006.

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

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

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

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

This quotation of the exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the People's Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People's Bank of China. The rate of exchange quoted by the People’s Bank of China on March 31, 2007 was US$1.00 = RMB7.722. The weighted average translation rate of US$1.00 = RMB7.7513 was applied to income statement accounts.

Approval of foreign currency payments by the Bank of China or other institutions requires submitting a payment application form together with invoices, shipping documents and signed contracts. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Recently issued accounting pronouncements

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

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

Note 3 - CONCENTRATIONS AND CREDIT RISK

Financial instruments that potentially expose the Company to concentrations of credit risk consist of cash and accounts receivable and other receivables as of March 31, 2007 and December 31, 2006. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

As of March 31, 2007 and December 31, 2006, the Company’s bank deposits were all placed with banks in the PRC where there is currently no rule or regulation in place for obligatory insurance to cover bank deposits in the event of bank failure.

For the period ended March 31, 2007 and year ended December 31, 2006, all of the Company’s sales arose in the PRC. In addition, all accounts receivable as at March 31, 2007 and December 31, 2006 also arose in the PRC.

The Company’s five largest customers accounted for approximately 2.84%, of the Company’s total revenues for the three months ended March 31, 2007, while the Company’s five largest customers accounted for 5.8% of the Company’s total revenues for the three months ended March 31, 2006.

The Company’s five largest vendors accounted for approximately 47.78% of the Company’s total purchases for the three months ended March 31, 2007, while the Company’s five largest vendors accounted for 70.82% of the Company’s total purchases for the three months ended March 31, 2006.

The Company’s six major products accounted for approximately 52.8% of the Company’s total revenues for the three months ended March 31, 2007, while the Company’s four major products accounted for 54.3% of the Company’s total revenues for the three months ended March 31, 2006.

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

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

Note 4 - RESTRICTED CASH

Restricted cash consists of the following:

	March 31, 2007	December 31, 2006

Funds received from PRC government subsidies	$70,442	$69,610
(See Note 10)

Note 5 - INVENTORIES

Inventories consist of the following:

	March 31,	December 31,
	2007	2006

Raw material	$165,058	$190,926
Packing materials	83,939	97,002
Finished goods	149,705	232,242
Low value consumables	8,481	8,396
Total	$407,183	$528,566

Note 6 - LOANS RECEIVABLE

The loans receivable of $8,645 and $8,558 as of March 31, 2007 and December 31, 2006, respectively, are unsecured, non-interest bearing and for terms less than one year. The Company has a long standing business relationship with these companies and in order to maintain these relationships, they have made these short term loans.

Note 7 - PROPERTY, PLANT AND EQUIPMENT

Plant and equipment consists of the following:

	March 31,	December 31,
	2007	2006

Building and improvements	$355,507	$351,425
Plant and machinery	273,365	270,621
Office equipment	145,651	140,591
Vehicles	158,904	128,134
Construction in progress	10,647,689	10,326,391
Total	11,581,116	11,217,162
Less: accumulated depreciation	(336,490)	(306,214)
Plant and equipment, net	$11,244,626	$10,910,948

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

Construction in progress included above was the construction of a production base which operations will meet the Good Manufacturing Practices Standard (“GMP Standard”). The construction work commenced in late 2004 and was completed in February, 2007. The Company obtained its certificate of GMP on January 8, 2007 and its Manufacture permit on February 7, 2007. The new factory has been in the process of test production since the beginning of 2007. The Company anticipates that the new factory can generate sufficient cash flows and therefore management has concluded there is no impairment loss on the construction in progress.

Depreciation expense was $27,068 and $21,325 for the periods ended March 31, 2007 and 2006, respectively.

Note 8 - INTANGIBLES

The Company has recorded as land use rights the costs paid to acquire a long-term interest to utilize the land underlying the Company’s facilities. This type of arrangement is common for the use of land in the PRC. The land use rights are being amortized using the straight-line method over the term of the land use rights of 50 years. The total costs of the land use rights as of March 31, 2007 and December 31, 2006 amounted to $314,368 and $311,212, net of accumulated amortization of $21,738 and $19,865, respectively

Intangibles consist of the following:

	March 31,	December 31,
	2007	2006

Land use rights	$334,434	$331,077
Technological know-how	129,500	128,100
Total	463,934	459,177
Less: accumulated amortization	(130,141)	(122,325)
Intangible assets, net	$333,793	$336,852

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

Amortization expense for intangibles was $6,451 and $4,735 for the periods ended March 31, 2007 and 2006, respectively.

Note 9 - INTEREST-BEARING SHORT-TERM LOAN

The short-term loan of $38,850 and $38,460 as of March 31, 2007 and December 31, 2006, respectively, was for a term of one year from August 10, 2005 to August 10, 2006, is secured by a guarantee given by a third party, and bears interest at 0.8835% per month. During the third quarter of 2006, the short term loan was renewed for a term of one year from August 10, 2006 to August 10, 2007, is secured by a guarantee given by a third party and bears interest at 0.92625% per month.

Interest expense for the periods ended March 31, 2007 and 2006 amounted to $819 and $835, respectively.

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

Also in 2003, another subsidy of $256,400 was received for financing the Company’s research and development activities. In 2006, the Company applied and utilized $186,644 in paying for the construction of the new plant facility. The Company expects that the final arrangement with the Government may not be confirmed within the year 2007.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

In 2005, another subsidy of $64,100 was received for the Company’s research and development activities. This amount was put into use during the period. The final treatment of these funds may not be confirmed in 2007.

Note 11 - CAPITAL TRANSACTIONS

On February 15, 2006, the Company effected a one-for-three hundred ninety seven (1:397) reverse stock split of the outstanding shares of the Company’s common stock. As a result, the total number of outstanding shares of the Company’s common stock was reduced from 500,000,000 to 1,260,651 issued and outstanding.

On February 15, 2006, the Company also affected a one-for-ten (1:10) reverse stock split of the Company’s authorized shares of the Company’s preferred stock. As a result, the total number of authorized shares was reduced from 500,000,000 to 50,000,000.

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

In March 2006, the Company issued a total of 600,000 shares of the Company’s common stock to consultants, as more fully described in Note 15.

In November 2006, the Company issued a total of 139,350 shares of the Company’s common stock to consultants and non-executive director, as more fully described in Note 15.

In November 2006, the Company issued another 50,000 shares of the Company’s common stock to a consultant whereas the shares were fully transferred in January 2007 as more fully described in Note 15.

Note 12 - CONVERTIBLE DEBENTURES

On February 27, 2007, the Company entered into a Securities Purchase Agreement (the “Agreement”), with several institutional and accredited investors (the “Purchasers”) pursuant to which the Company sold to the Purchasers $4.075 million 8% convertible debentures due February 28, 2009 (the “Debentures”), and warrants to purchase 4,075,000 shares of the common stock of the Company (the “Warrants”), (collectively referred to as the “Transaction”). The initial conversion price of the debentures is $1.00 per share. The initial exercise price of the warrants is $1.20 per share with a life of three years. The conversion price and warrant exercise price are subject to downward adjustments should the Company issue more shares of common stock or securities convertible into common stock for capital raising activities for less than the conversion price or exercise price. Additional interest of 15% begins in June 2007 and continues through February 2008 after which the additional interest increases to 25% through the maturity date of the note.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

The transaction closed on February 27, 2007. Gross proceeds from the sale to the Company were $4.075 million, of which $285,250 was paid to Pacific Ridge Capital who served as placement agent for the transaction and $52,500 was paid to consultants for the Purchaser in connection with the transaction. The Company also issued to the Placement Agent a warrant to purchase an aggregate of 570,500 shares with an exercise price of $1.00 per share with a life of five years. The value of the warrants issued to the placement agent was calculated as $643,277 using the Binomial Model. The total amount of the cash payments and the fair value of the warrants amounted to $981,027, which was recorded as deferred debenture expenses. These costs will be amortized to interest expense over the two year life of the convertibles debentures. For the three months ended March 31, 2007, $40,876 was amortized to interest expense.

The Company determined the value of the warrants using a binomial Model with a volatility of approximately 75%, which is calculated by using the historical closing prices of the Company’s common stock. According to APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, EITF-98-5, and EITF-00-27, the Company allocated the proceeds using relative fair value method and determined that the convertible debentures were issued with beneficial conversion feature. As a result, on February 27, the allocated value of the warrants amounted to $1,944,425 and the beneficial conversion feature amounted to $2,130,575. The allocated value of the warrants and beneficial conversion feature totaling $4,075,000, was recorded as discount (or reduction in the carrying amount) of convertible debentures and additional paid-in capital and will be amortized over the two year life of the convertible debentures using interest method. For the period ended March 31, 2007, $91,918 was amortized as interest expenses. As of March 31, 2007, the carrying value of the convertible debentures was $91,918 accordingly.

In connection to the issuance of the debentures, the Company enter into a Registration Rights Agreement, in which a registration statement registering the resale of the common stock into which the Debentures are convertible and for which the Warrants are exercisable, as well as certain other shares of the Company's common stock is required to be filed with the Securities and Exchange Commission not later than April 13, 2007 and be declared effective by the SEC not later than May 28, 2007 if there is no SEC review of the Registration Statement, and June 27, 2007 if there is an SEC review. Failure to meet these deadlines will result in liquidated damages of 2% of the aggregate purchase price of the Debentures and Warrants per month, pro rated for partial periods. Since the Company has not filed the registration statement, the accrual of the liquidated damages is made starting from April 13, 2007. The accrual amount is estimated to be $81,500 per month.

Pursuant to the Agreement, starting in June 2007, The Company shall pay on a monthly basis, 4.77% of the principal of the Debenture (“Principal Repayment Amount”), and all accrued interest. At the Company's option, payment shall be in cash or shares of common stock with certain equity conditions are met, which include, among other things, the effectiveness of the Registration Statement. The following is the repayment schedule of the principal of the debt:

Amount
2007	$1,360,646
2008	2,332,536
2009	381,818
Thereafter	-
$4,075,000

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

Note 13 - STATUTORY RESERVES

Statutory reserves represent restricted retained earnings. Based on the legal formation of the entities, Tianxing is required to set aside 10% of its net income as reported in its statutory accounts on an annual basis to the Statutory Surplus Reserve Fund. Once the total Statutory Surplus Reserve reaches 50% of the registered capital of the respective subsidiaries, further appropriations are discretionary. The Statutory Surplus Reserve can be used to increase the registered capital and eliminate future losses of the respective companies under PRC GAAP. The Company’s Statutory Surplus Reserve is not distributable to shareholders except in the event of liquidation.

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

Appropriations to the above statutory reserves are accounted for as a transfer from retained earnings to statutory reserves. During the period ended March 31, 2007, and 2006, the Company made total appropriations to these statutory reserves of $36,520, and $415,164, respectively.

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

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

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

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

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

In accordance with SFAS 123R and EITF 96-18, the Company has accounted for the consulting agreements based on the fair market value of the Company's common stock at the commencement date of the individual consulting agreements. For the periods ended March 31, 2007, the Company charged $ 360,899 to expense associated with consulting agreements and recorded deferred consulting fees of $344,978 at March 31, 2007.

The deferred consulting fees will be charged to expenses as follows:

Years ending December 31
Amount
2007	$282,249
2008	62,729
Total	$344,978

Note 15 - TAXES

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

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

For the three month period ended March 31, 2007 and 2006, the provision for taxes on earnings consisted of:

	2007	2006
Current PRC income tax expense
Enterprise income tax	$66,624	$27,157

The following table reconciles the U.S. statutory rates to the Company's effective tax rate as of March 31:

	2007	2006
U.S. Statutory rate	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)
China income taxes	15.0	15.0
Total provision for income taxes	15.0%	15.0%

The estimated tax savings due to the reduced tax rate for the periods ended March 31, 2007 and 2006 amounted to $77,730 and $32,589, respectively. The net effect on earnings per share if the income tax had been applied would decrease earnings per share for March 31, 2007 and 2006 to ($0.035) and $0.02, respectively

Skystar Bio-Pharmaceutical Company was incorporated in the United States and has incurred net operating loss for income tax purpose for 2007. The net operating loss carry forwards for United States income tax purposes amounted to $2,460,560 which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2026. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at March 31, 2007. The valuation allowance at March 31, 2007 was $836,590. Management will review this valuation allowance periodically and make adjustment as warranted.

Note 16 - EARNINGS PER SHARE

Basic earnings per share (EPS) for the periods ended March 31, 2007 and 2006 were determined by dividing net income for the years by the weighted average number of common shares outstanding. Diluted earnings per share for the periods ended March 31, 2006 included the effect of 48,000,000 shares of the Company’s series “B” convertible preferred stock, which were issued pursuant to the stock exchange transaction on November 7, 2005, as fully described in Note 1, and conferred with the right of conversion into common shares that equal 89.5% of the total issued and outstanding common stock, as more fully described in Note 12. The weighted average number of common shares outstanding was adjusted to account for the effects of the share exchange transaction as a reverse acquisition as fully described in Note 1.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

The Company has retroactively adjusted the weighted average number of common shares outstanding by deeming that the one-for-three hundred ninety seven (1:397) and the one for ten (1:10) reverse stock split effective on February 15, 2006 had occurred as of the beginning of the earliest period presented.

Since the company recorded a net loss for the three months ended March 31, 2007, basic and diluted earnings per share are identical because the effects of the convertible debentures and warrants are anti-dilutive.

Note 17 - RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

Related party receivables and payables

Amounts receivable from and payable to related parties are summarized as follows:

	March 31,	December 31,
	2007	2006

Amount due to shareholders:
Ms. Aixia Wang	5,751	-
Mr. WeiBing Lu	31,089	-
Total	$36,840	$-

Amount due to a related company:
TainXing digital-a company owned by a director	$16,187	$16,025

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

The total short term non-interest bearing amount of $53,027 was due to related parties for temporary operating cash flow needs and will be repaid in cash within twelve months.

Note 18 - COMMITMENTS AND CONTINGENCIES

(a) Lease commitments

The Company recognizes lease expense on a straight line basis over the term of the lease in accordance to SFAS. 13, “Accounting for leases.” The Company has entered into a tenancy agreement for the lease of factory premises for a period of ten years from October 1, 2004 to September 30, 2014 with an annual rent of $11,062, which is subject to a 10% increase every four subsequent years. The Company’s commitments for minimum rental payments under this lease for the next five years and thereafter are as follows:

Years ending December 31:
2007	$8,350
2008	11,216
2009	12,247
2010	12,247
2011	12,247
Thereafter	36,126
$92,433

Rental expense for the periods ended March 31, 2007 and 2006 amounted to $2,480 and $2,886, respectively.

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

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

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

(c)  Ownership of leasehold property

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

Note 19 - SUBSEQUENT EVENT

In connection to the issuance of the debentures on February 27, 2007, the Company entered into a Registration Rights Agreement, in which a registration statement registering the resale of the common stock into which the Debentures are convertible and for which the Warrants are exercisable, as well as certain other shares of the Company's common stock is required to be filed with the Securities and Exchange Commission not later than April 13, 2007 and be declared effective by the SEC not later than May 28, 2007, if there is no SEC review of the Registration Statement, and June 27, 2007 if there is a SEC review. Failure to meet these deadlines will result in liquidated damages of 2% of the aggregate purchase price of the Debentures and Warrants per month, pro rated for partial periods. Since the Company has not filed the registration statement, the accrual of the liquidated damages is made starting from April 13, 2007. The accrual amount is estimated to be $81,500 per month.

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

On November 7, 2005, the Company acquired Skystar Bio-Pharmaceutical (Cayman) Holdings Co., Ltd (“Skystar Cayman”) and, as a result, Skystar Cayman’s variable interest entity (“VIE”) Xian Tianxing Bio-Pharmaceutical Co., Limited (“Xian Tianxing”) by way of the exchange of 48,000,000 shares of the Company’s Series B preferred stock for 100% of the issued and outstanding common stock of Skystar Cayman. We accounted for this share exchange transaction as a reverse acquisition and recapitalization and, as a result, our consolidated financial statements are in substance those of Skystar Cayman, with the assets and liabilities, and revenues and expenses, of Cyber being included effective from the date of the stock exchange transaction. Please see Note 1 to our unaudited consolidated financial statements included in this report for further details of this stock exchange transaction.

Having no substantive operation of its own, Skystar Cayman, through its VIE, Xian Tianxing, engages in research, development, production, marketing and sales of bio-pharmaceutical and veterinary products in the People’s Republic of China (“China” or the “PRC”).

Recent Developments

On February 27, 2007, the Company entered into a Securities Purchase Agreement (the “Agreement”), with several institutional and accredited investors (collectively the “Purchasers”) pursuant to which the Company sold to the Purchasers $4.075 million in aggregate principal amount of 8% convertible debentures due February 28, 2009 (the “Debentures”), and warrants to purchase 4,075,000 shares of the common stock of the Company (the “Warrants”), in a private placement pursuant to Regulation D under the Securities Act of 1993 (the “Transaction”).

Pursuant to the Agreement, starting in June 2007, we shall pay on a monthly basis, 4.77% of the principal of the Debenture (“Principal Repayment Amount”), and all accrued interest. At the Company's option, payment shall be in cash or shares of common stock. If the Company pays in cash it shall also pay a 15% premium to the Principal Repayment Amount during the first 12 months of the Debenture, and a 25% premium thereafter. We may pay this mandatory prepayment amount with common stock, if certain equity conditions are met, which include, among other things, the effectiveness of the Registration Statement. If the Company chooses to pay interest and principal with common stock, it will be based on the lower of (i) a 30% discount to the volume weighted average price for the immediately preceding five consecutive trading days and (ii) the fixed conversion price in effect on such principal payment date.

In connection to the issuance of the Debentures and Warrants, we also entered into a Registration Rights Agreement with the holders of the Debentures and Warrants. As of the date of this report, the Company has not filed a registration statement pursuant to the Registration Rights Agreement, and we have accrued liquidated damages under the terms of the Registration Rights Agreement beginning on April 13, 2007. The accrual amount of liquidated damages is estimated to be $81,500 per month.

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

(a)	Credit sales: Revenue is recognized when the products have been delivered to the customers.

(b)	Full payment before delivering: Revenue is recognized when the products have been delivered to customers.

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

•
The Debentures and the Warrants: We have adopted APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, FAS 133, EITF-98-5, and EITF-00-27, for valuation and accounting treatment of the Debentures and Warrants.

•	Liquidated damages: We have adopted FAS 5 and EITF 00-19-2 in connection with the liquidated damages we are accruing pursuant to the terms of the Registration Rights Agreement.

Results of Operations - Three months ended March 31, 2007 as compared to three months ended March 31, 2006

REVENUES. All of our revenue is derived from the sale of bio-pharmaceutical and veterinary products in the PRC. During the three months ended March 31, 2007, we had revenues of $1,367,810 as compared to revenues of $995,188 during the three months ended March 31, 2006, an increase of approximately 37%. In general, this increase is attributable to our increased sales revenue. Our customers tend to use more and more products , which are used in poultry breeding for the promotion of growth and prevention of disease , the demand for our products for poultry feeding and immunization has soared. In particular, among other products, our sales of “microorganism series”, which is used in poultry breeding for the promotion of growth and prevention of disease, increased by 29% to $696,824 for the three months ended March 31, 2007, from $540,968 for the three months ended March 31, 2006. We believe that our sales will continue to grow because we are strengthening our sales force and we will be launching more new products.

GROSS PROFIT. Cost of goods sold, which consist of raw materials, direct labor and manufacturing overhead, were $697,035 for the three months ended March 31, 2007 as compared to $520,440 for the three months ended March 31, 2006. Gross profit was $670,775 for the three months ended March 31, 2007 as compared to $474,748 for the three months ended March 31, 2006, representing gross profit margins of approximately 49% and 48%, respectively. The decrease in our gross profit margin is attributable to an increase in the cost of raw materials. We believe that this is a short term trend and we will have better cost control in the future.

SELLING EXPENSES. Selling expenses, which consist of commission, advertising and promotion expenses, freight charges and salaries totaled $109,428 for the three months ended March 31, 2007 as compared to $67,908 for the three months ended March 31, 2006, an increase of approximately 61%. This increase is primarily attributable to our expanding sales team and activities, which are, in turn, reflected in our increased sales. We believe that our selling expenses will continue to increase as our sales continue to grow.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled $316, 551 for the three months ended March 31, 2007, as compared to $206,236 for the three months ended March 31, 2006, an increase of approximately 53%. This increase is primarily attributable to the expansion of our operations.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs which consist of salaries, professional and technical support fees, totaled $31,655 for the three months ended March 31, 2007, as compared to $19,339 for the three months ended March 31, 2006, an increase of approximately 64%. The increase is attributable to our continued improvement of existing products and development for new products.

INCOME FROM OPERATIONS. We recorded a loss of $147,758 from operations for the three months ended March 31, 2007 as compared to an income of $181,265 for the same period in 2006, representing a decrease of approximately 182%. The decrease is resulted from the amortization of shares issued for services in 2006. For the three months ended March 31, 2007, $360,899 is amortized and recorded as compensation expenses.

NET INCOME. Skystar had a net loss of $ 370,718 for the three months ended March 31, 2007 as compared to net income of $153,892 for the three months ended March 31, 2006. The decrease in net income is attributable to the amortization of the financing costs and interest related to the convertible debentures and warrants pursuant to the Securities Purchase Agreement on February 27, 2007. For the three months ended March 31, 2007, a total amount of $162,677 is amortized and recorded as interest expense. Skystar’s management believes that net income will increase as our sales increase in the coming quarters.

Liquidity

For the three months ended March 31, 2007, cash used in operating activities is $259,268 as compared to $262,071 cash generated from operating activities for the three months ended March 31, 2006. The decrease is primarily attributable to bulk purchase of raw materials, which was used for the production in the second quarter. We also paid off some of the accrued expenses of 2006. We used $ 249,386 for the three months ended March 31, 2007, as compared to $444,221 in investing activities for the three months ended March 31, 2006. The expenditure in investing activities for 2007 consisted of, among others, payment of $249,261 for the purchases of property, plant and equipment (net of decrease in deposits paid) as the construction of our new plant has been in full swing and is expected to be completed at the end of second quarter of 2007. On the other hand, from financing activities, we generated $3,773,950 mainly from issuance of convertible debentures and warrants on February 27, 2007 as compared to $179,522 for 2006.

As of March 31, 2007, the Company had cash of $3,490,448. Our total current assets were $4,326,165 and our total current liabilities were $1,291,109, which resulted in a net working capital of $3,035,056, which indicates that the Company has the ability to meet cash requirements for its operations in order to continue as a going concern. Management believes the Company’s ability to continue as a going concern is dependent upon its ability to maintain profitable operations and to obtain additional financing or refinancing as may be required. Our management believes that the Company will generate sufficient cash flow to meet its obligations on a timely basis in the foreseeable future.

Capital Resources

We have received proceeds from the above mentioned Securities Purchase Agreement on March 9, 2007. Of the capital raised, we estimate that $2,000,000 will be spent on the construction of the new plant, $1,000,000 will be spent on research and development of the new products, and any remaining balance will be used to expand company’s sales network and as a reserve for company’s working capital needs.

Our manufacturing plant has obtained the GMP certificate and plans to be fully operational by the end of second quarter of 2007. Currently we have already obtained product serial permit number for 51 products that will result in higher sales revenue and profit margin for the company in third quarter of 2007.

Plan of Operations

Over the next 12 months, we plan to continue to market and sell the company’s products and to develop new products.

In addition, in 2003, the Company received approval from the State Council of China to expand its production facilities and construct a new Good Manufacturing Practice (“GMP”) standard plant. The entire expansion project will cost approximately RMB 69,410,000 ($8,500,000). The Company’s total investment in this project includes approximately $7,000,000 for the facilities and $1,500,000 for working capital. The construction work commenced in late 2004 and is expected to be completed by the end of second quarter of 2007. The new plant will occupy approximately 31,350 sq. meters and have a total area of approximately 14,000 sq. meters.

Product Research and Development

We believe that Xian Tianxing will continue developing several products including new bio-pharmaceutical products for animal immunization, non-pathogenic micro-organisms for the cure and prevention of livestock disease, complex enzyme preparations as animal feed additives, and other new veterinary medicine products within the next 12 months.

Off-Balance Sheet Arrangements

As of the date of this report, we do not have any outstanding financial guarantees or commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

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

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the consolidated financial statements or otherwise stated in this MD&A were as follows:

	March 31, 2007	December 31, 2006	March 31, 2006

Assets and liabilities	USD0.12950:RMB1	USD0.12820:RMB1	USD0.1248:RMB1

Statements of operations and cash flows for the period/year ended	USD0.12901:RMB1	USD0.12557:RMB1	USD0.12428:RMB1

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

We May Need to Obtain Additional Financing to Execute Our Business Plan

The revenues from the production and sale of bio-pharmaceutical products and the projected revenues from these products are not adequate to support our expansion and product development programs.  Despite our recent financing, we may need additional funds to complete our new production facilities, pursue further research and development, obtain regulatory approvals; file, prosecute, defend and enforce our intellectual property rights and market our products.  Should such need arises, we will seek additional funds through public or private equity or debt financing, strategic transactions and/or from other sources.  We could enter into collaborative arrangements for the development of particular products that would lead to our relinquishing some or all rights to the related technology or products.

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

We Have No Business Liability or Disruption Insurance Coverage

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material changes to the Legal Proceedings described in our Annual Report on Form 10-KSB filed with the Commission on May 18, 2007

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Reference is made to our Current Report on Form 8-K filed with the Commission on March 5, 2007.

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

3.1	Charter of The Cyber Group Network Corporation as filed with the State of Nevada (4)

3.2	Certificate of Amendment and Certificate of Change (6)

3.3	Company Bylaws (5)

10.1	Form of Securities Purchase Agreement, dated as of February 26, 2007 by and among the Company and the Purchasers (7)

10.2	Form of Class A Convertible Debenture (7)

10.3	Form of Class B Convertible Debenture (7)

10.4	Form of Class A Warrant (7)

10.5	Form of Class B Warrant (7)

10.6	Form of Registration Rights Agreement, dated as of February 26, 2007 by and among the Company and the Purchasers (7)

10.7	Form of Company Principal Lockup Agreement (7)

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer (8)

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer (8)

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer (8)

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer (8)

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

(3) Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 26, 2005.

(4) Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 14, 2005.

(5) Incorporated by reference from the Registrant’s Current Report on Form 8-K on December 16, 2005.

(6) Incorporated by reference from the Registrant’s Current Report on Form 8-K/A filed on January 27, 2006.

(7) Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 5, 2007.

(8) Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKYSTAR BIO-PHARMACEUTICAL COMPANY (Registrant)

Date: May 21, 2007	By:	/s/ Weibing Lu
Weibing Lu Chief Executive Officer

Date: May 21, 2007	By:	/s/ Erna Gao
Erna Gao Chief Financial Officer