Form 10QSB
period 2007-06-30
SKYSTAR BIO-PHARMACEUTICAL CO
filed 2007-08-13
CIK 1076939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended: June 30, 2007

Or

☐	Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒  No ☐

The registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each issuer’s classes of common stock, as of the latest practicable date: 12,874,299 issued and outstanding as of August 10, 2007.

Transitional Small Business Disclosure Form (Check one):    Yes ☐ No ☒

TABLE OF CONTENTS
TO QUARTERLY REPORT ON FORM 10-QSB
FOR QUARTER ENDED JUNE 30, 2007

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2007 AND DECEMBER 31, 2006

ASSETS
	June 30,	December 31,
	2007	2006
	Unaudited
CURRENT ASSETS:
Cash	$2,828,299	$192,016
Restricted cash	71,764	69,610
Accounts receivable, trade, net of allowance for doubtful accounts of
$11,870 and $14,426 as of June 30, 2007 and December 31, 2006, respectively	312,380	131,599
Inventories	974,404	528,566
Deposits and prepaid expenses	549,544	29,944
Loans receivable	403,278	8,558
Other receivables	21,959	38,881
Other receivables- related party	64,594	-
Total current assets	5,226,222	999,174

PLANT AND EQUIPMENT, net	11,426,613	10,910,948

OTHER ASSETS:
Deferred debenture expense	817,524	-
Prepaid land use right, net	315,827	311,212
Intangible, net	15,342	25,640
Total other assets	1,148,693	336,852
Total assets	$17,801,528	$12,246,974

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Interest-bearing short-term loan	$39,453	$38,460
Non-interest bearing loan from third party	-	62,818
Accounts payable	292,504	71,223
Accrued expenses	308,396	523,892
Taxes payable	614,972	218,231
Other payables	11,033	607,595
Other payables - related parties	20,963	16,025
Total current liabilities	1,287,321	1,538,244

OTHER LIABILITIES:
Deferred government grant	986,250	961,500
Liquidated damages	141,267	-
Convertible debenture, net of $3,482,980 discount	397,642	-
Total other liabilities	1,525,159	961,500

Total liabilities	2,812,480	2,499,744

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 2,000,000 series" A" shares issued and outstanding as of June30, 2007 and
December 31, 2006, respectively; Nil series"B" shares issued
and outstanding as of June 30, 2007 and December 31, 2006, respectively.	2,000	2,000
Common stock, $0.001 par value, 50,000,000 shares authorized;
12,795,549 and 12,795,549 shares issued and outstanding as of
June 30, 2007 and December 31, 2006, respectively	12,795	12,795
Paid-in-capital	10,964,602	6,246,325
Deferred compensation	(243,603)	(705,877)
Statutory reserves	955,555	779,624
Retained earnings	2,554,003	2,952,343
Accumulated other comprehensive income	743,696	460,020
Total shareholders' equity	14,989,048	9,747,230
Total liabilities and shareholders' equity	$17,801,528	$12,246,974

The accompanying notes are an integral part of this statement.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND OTHER COMPREHENSIVE INCOME
FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2007 AND 2006

	Three months ended		Six months ended
	June 30		June 30
	2007	2006	2007	2006
	Unaudited	Unaudited	Unaudited	Unaudited
REVENUE	$3,374,459	$2,762,247	$4,742,269	$3,757,435
COST OF SALES	1,411,291	1,506,295	2,108,326	2,026,734

GROSS PROFIT	1,963,168	1,255,952	2,633,943	1,730,701

RESEARCH AND DEVELOPMENT COSTS	75,225	85,747	106,881	105,086
AMORTIZATION OF DEFERRED COMPENSATION	101,375	341,145	462,274	341,145
SELLING EXPENSES	148,139	75,574	257,567	143,482
GENERAL AND ADMINISTRATIVE EXPENSES	405,071	104,835	721,622	311,072

INCOME FROM OPERATIONS	1,233,358	648,651	1,085,599	829,916

OTHER INCOME (EXPENSES)
Other income(expense)	(148,385)	(1,014)	(141,226)	(1,230)
Interest expense	(703,019)	-	(866,515)	-

INCOME BEFORE PROVISION FOR INCOME TAXES	381,954	647,637	77,858	828,686

PROVISION FOR INCOME TAXES	233,643	164,294	300,267	191,451

NET INCOME (LOSS)	148,311	483,343	(222,409)	637,235

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	180,517	26,719	283,676	72,980

COMPREHENSIVE INCOME	$328,828	$510,062	$61,267	$710,215

(LOSS) EARNINGS PER SHARE (EPS)
- Basic	$0.01	$0.05	$(0.02)	$0.07
- Diluted	$(0.22)	$0.05	$(0.26)	$0.07

Weighted average number of common shares used to compute EPS
- Basic	12,795,549	9,606,115	12,795,549	9,606,115
- Diluted	17,471,234	9,606,115	16,132,513	9,606,115

The accompanying notes are an integral part of this statement.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	Preferred stock		Common stock
	Shares	Amount	Shares	Amount	Paid-in capital	Statutory reserves	Retained earnings	Deferred Compensation	Accumulated other comprehensive income (loss)	Total
BALANCE, January 1, 2006	50,000,000	$50,000	1,260,651	$1,261	$4,301,747	$364,460	$2,192,365	$-	$161,345	$7,071,178

Share conversion	(48,000,000)	(48,000)	10,745,548	10,745	37,255					-
Share issued for services			600,000	600	1,571,400			(1,572,000)		-
$11,870 and $14,426 as of June 30, 2007 and December 31, 2006, respectively								341,145		341,145
Foreign currency translation									72,980	72,980
Net income							637,235			637,235
BALANCE, June 30, 2006 (unaudited)	2,000,000	2,000	12,606,199	12,606	5,910,402	364,460	2,829,600	(1,230,855)	234,325	8,122,538

Shares issued for services			189,350	189	335,923			(336,112)		-
Amortization of deferred compensation								861,090		861,090
Net income							537,907			537,907
Foreign currency translation									225,695	225,695
Adjustment to statutory reserve						415,164	(415,164)			-
BALANCE, December 31, 2006	2,000,000	2,000	12,795,549	12,795	6,246,325	779,624	2,952,343	(705,877)	460,020	9,747,230

Beneficial conversion feature of debentures					2,130,575					2,130,575
Warrants issued to debenture holders					1,944,425					1,944,425
Warrants issued to placement agent					643,277					643,277
Amortization of deferred compensation								462,274		462,274
Foreign currency translation									283,676	283,676
Net loss							(222,409)			(222,409)
Adjustment to statutory reserve						175,931	(175,931)			-
BALANCE, June 30, 2007 (unaudited)	2,000,000	$2,000	12,795,549	$12,795	$10,964,602	$955,555	$2,554,003	$(243,603)	$743,696	$14,989,048

The accompanying notes are an integral part of this statement.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

2007	2006
Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(222,409)	$637,235
Adjustments to reconcile net (loss) income to cash
provided by (used in) operating activities:
Depreciation and amortization	90,407	53,541
Amortization of deferred debenture expenses	163,504	-
Amortization of discount on debentures	592,020	-
Amortization of deferred compensation	462,274	341,145
(Increase) decrease in assets:
Accounts receivable, trade	(174,979)	(256,661)
Inventories	(426,349)	(1,066,392)
Deposits and prepaid expenses	(511,768)	(2,868)
Other receivables	26,339	(6,686)
Increase (decrease) in liabilities:
Accounts payable	(216,460)	4,750
Accrued expenses and other payables	198,368	37,146
Taxes payables	(385,801)	567,416
Liquidated damage payable	141,267	-
Net cash (used in) provided by operating activities	(263,586)	308,626

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in amount of interest - bearing loans to third parties	(389,130)	-
Payment of interest bearing loans received from third parties	-	259,210
Increase in restricted cash	(357)	-
Purchase of property, plant and equipment	(311,207)	(980,603)
Increase in amount due from shareholders	(63,715)	-
Payment received from shareholders	-	92,251
Decrease in amounts due from a related company	-	446,189
Net cash used in investing activities	(764,409)	(182,953)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from government subsidies	-	124,620
Proceeds from convertible debentures, net of debenture expenses	3,737,250	-
Principle payment on convertible debenture	(194,378)	-
Repayments of non-interest bearing loan from third parties	(63,558)	(249,240)
Net cash provided by financing activities	3,479,314	0	(124,620)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	184,964	374

INCREASE IN CASH	2,636,283	1,427

CASH, beginning of period	192,016	38,498

CASH, end of period	$2,828,299	$39,925

SUPPLEMENTAL DISCLOSURE INFORMATION
Interest expense paid	$83,027	$1,608
Income taxes paid	$210,628	$-
Non-cash transactions
Warrants issued for services	$643,277	$-
Stock issued for services	-	1,572,000
Completed constrction in progress	5,857,290
$6,500,567	$1,572,000

The accompanying notes are an integral part of this statement.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
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

On November 7, 2005, the Company completed a stock exchange transaction with the stockholders of Skystar Bio-Pharmaceutical (Cayman) Holdings Co., Limited (“Skystar Cayman”), whereby 48,000,000 shares of the Company’s Series B preferred stock was issued to the stockholders of Skystar Cayman in exchange for 100% of the common stock of Skystar Cayman. The 48,000,000 shares of Series B preferred stock issued to the stockholders of Skystar Cayman shall be convertible, in aggregate, into a number of shares of the Company’s common stock that would equal 89.5% of the outstanding shares of the Company’s common stock, if the shares were to be converted on the closing date of the stock exchange transaction which was November 7, 2005. In addition, Skystar Cayman paid $120,000 to Cyber, which was used to pay the liabilities of Cyber.

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
JUNE 30, 2007
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
JUNE 30, 2007
(UNAUDITED)

The Company’s consolidated assets do not include any collateral for Xian Tianxing’s obligations. The creditors of Xian Tianxing do not have recourse to the general credit of the Company.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The unaudited consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and footnotes for the period ended December 31, 2006 included in the Company's Current Report on 10KSB filed with the Securities and Exchange Commission on May 18, 2007. The results for the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

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

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

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

Restricted cash

The Company had restricted cash of $71,764 and $69,610 as of June 30, 2007 and December 31, 2006, respectively. The restricted cash was received from the PRC government subsidies and set aside for the specific usages (see Note 10). The restricted funds are kept as bank deposits. Restricted cash is classified as current assets as of June 30, 2007 and December 31, 2006, based on the expected period when the funds will be put into their specific usages.

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
JUNE 30, 2007
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

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives of the assets are as follows:
Estimated Useful Life
Buildings	20-40 years
Machinery and equipment	10 years
Computer, office equipment and furniture	5 years
Automobiles	5-10 years

The carrying value of plant and equipment is assessed annually and when factors indicating impairment is present, the carrying value of the fixed assets is reduced by the amount of the impairment. The Company determines the existence of such impairment by measuring the expected future cash flows (undiscounted and without interest charges) and comparing such amount to the net asset carrying value. An impairment loss, if exists, is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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
JUNE 30, 2007
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

Impairment of Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2007 and December 31, 2006, there were no significant impairments of its long-lived assets.

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

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

(a)	Credit sales: Revenue is recognized when the products have been delivered to the customers.

(b)	Full payment before delivering: Revenue is recognized when the products have been delivered to customers.

Shipping and handling costs related to costs of goods sold are included in selling, general and administrative costs which totaled $75,341and $22,229 for the six months ended June 30, 2007 and 2006, and $51,370 and $13,120 for the three months ended June 30, 2007 and 2006, respectively.

Research and development costs

Research and development costs are expensed to operations as incurred and include salaries, professional fees and technical support fees.

Income taxes

The Company has adopted SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consists of taxes currently due plus deferred taxes. There are no deferred tax amounts at June 30, 2007 and December 31, 2006.

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

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

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

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

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

This quotation of the exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the People's Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People's Bank of China. The rate of exchange quoted by the People’s Bank of China on June 30, 2007 was US$1.00 = RMB7.61. The weighted average translation rate of US$1.00 = RMB7.71 was applied to income statement accounts.

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

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. Management is currently evaluating the effect of this pronouncement on financial statements.

Note 3 - CONCENTRATIONS AND CREDIT RISK

Financial instruments that potentially expose the Company to concentrations of credit risk consist of cash and accounts receivable and other receivables as of June 30, 2007 and December 31, 2006. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the Unites States. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. As of June 30, 2007 and December 31, 2006, the Company had deposits in excess of federally insured limits total of $2,800,063 and $261,626, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

For the period ended June 30, 2007 and year ended December 31, 2006, all of the Company’s sales arose in the PRC. In addition, all accounts receivable as at June 30, 2007 and December 31, 2006 also arose in the PRC.

The Company’s five largest customers accounted for approximately 2.96%, of the Company’s total revenues for the six months ended June 30, 2007, while the Company’s three largest customers accounted for 3.28% of the Company’s total revenues for the six months ended June 30, 2006.

The Company’s five largest vendors accounted for approximately 54.96% of the Company’s total purchases for the six months ended June 30, 2007, while the Company’s three largest vendors accounted for 57.59% of the Company’s total purchases for the six months ended June 30, 2006.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

The Company’s six major products accounted for approximately 40.19% of the Company’s total revenues for the six months ended June 30, 2007, while the Company’s six major products accounted for 51.7% of the Company’s total revenues for the six months ended June 30, 2006.

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

Note 4 - RESTRICTED CASH

Restricted cash consists of the following:

	June 30, 2007	December 31, 2006

Funds received from PRC government subsidies	$71,764	$69,610
(See Note 10)

Note 5 - INVENTORIES

Inventories consist of the following:

	June 30	31-Dec
	2007	2006

Raw material	$543,262	$190,926
Packing materials	141,576	97,002
Finished goods	272,714	232,242
Low value consumables	16,852	8,396
Total	$974,404	$528,566

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

Note 6 - LOANS RECEIVABLE

The loans receivable was $403,278 and $8,558 as of June 30, 2007 and December 31, 2006, respectively. The Company loaned $394,500 to a third party company for business convenience. This loan was for three-months, unsecured, bearing monthly interest at 1% and will be paid off in August 2007. The rest of the loans receivable are unsecured, non-interest bearing and for terms less than one year. The Company has a long standing business relationship with these companies and in order to maintain these relationships, they have made these short term loans.

Note 7 - PLANT AND EQUIPMENT

Plant and equipment consists of the following:

	June 30,	December 31,
	2007	2006

Building and improvements	$3,426,151	$351,425
Plant and machinery	2,707,267	270,621
Office equipment	149,634	140,591
Vehicles	284,667	128,134
Construction in progress	5,253,686	10,326,391
Total	11,821,405	11,217,162
Less: accumulated depreciation	(394,792)	(306,214)
Plant and equipment , net	$11,426,613	$10,910,948

Construction in progress included above was the construction of a production base which operations will meet the Good Manufacturing Practices Standard (“GMP Standard”). The construction work commenced in late 2004 and the major operation facility was completed in February, 2007. The Company obtained its certificate of GMP on January 8, 2007 and its Manufacture permit on February 7, 2007. The new factory had been in the process of test production since the beginning of 2007 and started its full capacity operation in May 2007. The Company anticipates that the new factory can generate sufficient cash flows and therefore management has concluded there is no impairment loss on the construction in progress.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

Depreciation expense for the six months ended June 30, 2007 and 2006 amounted to $79,597 and $43,364, and for the three months ended June 30, 2007 and 2006 amounted to $52,529 and $22,039.

Note 8 - INTANGIBLES

The Company has recorded as land use rights the costs paid to acquire a long-term interest to utilize the land underlying the Company’s facilities. This type of arrangement is common for the use of land in the PRC. The land use rights are being amortized using the straight-line method over the term of the land use rights of 50 years. The total costs of the land use rights as of June 30, 2007 and December 31, 2006 amounted to $315,827 and $311,212, net of accumulated amortization of $23,772 and $19,865, respectively

Intangibles consist of the following:

	June 30,	December 31,
	2007	2006

Land use rights	$339,599	$331,077
Technological know-how	131,974	128,100
Total	471,573	459,177
Less: accumulated amortization	(140,404)	(122,325)
Intangible assets, net	$331,169	$336,852

Amortization expense for intangibles was $14,727 and $13,292 for the six months ended June 30, 2007 and 2006, respectively. For the three months ended June 30, 2007 and 2006, amortization expense amounted to $8,276 and $8,557, respectively.

Note 9 - INTEREST-BEARING SHORT-TERM LOAN

The short-term loan of $39,451 and $38,460 as of June 30, 2007 and December 31, 2006, respectively, was for a term of one year from August 10, 2005 to August 10, 2006, is secured by a guarantee given by a third party, and bears interest at 0.8835% per month. During the third quarter of 2006, the short term loan was renewed for a term of one year from August 10, 2006 to August 10, 2007, is secured by a guarantee given by a third party and bears interest at 0.92625% per month.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

Interest expense for the six months ended June 30, 2007 and 2006 amounted to $2,192 and $2,038, and for the three months ended June 30, 2007 and 2006 amounted to $1,096 and $1,019, respectively.

Note 10 - DEFERRED GOVERNMENT GRANT

The amounts represent subsidies for GMP projects granted by the PRC government. A subsidy in the amount of $641,000 was approved by the PRC government to be granted to the Company for the purpose of constructing a new factory which operations will meet the GMP Standard. In 2003, $516,500 was received by the Company and the remaining $124,500 was received in the first quarter of 2006. According to PRC government regulations for these types of grants, the funds being granted may be treated as capital contributed by the company appointed by the PRC government (“contributing company”) or as a loan from such company, which the Company will be required to repay. However, no agreement has been reached with the contributing company regarding the final treatment of this subsidy.

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

On February 15, 2006, the Company also effected a one-for-ten (1:10) reverse stock split of the Company’s authorized shares of the Company’s preferred stock. As a result, the total number of authorized shares was reduced from 500,000,000 to 50,000,000.

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

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

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

The transaction closed on February 27, 2007. Gross proceeds from the sale to the Company were $4.075 million, of which $285,250 was paid to Pacific Ridge Capital who served as placement agent for the transaction and $52,500 was paid to consultants for the Purchaser in connection with the transaction. The Company also issued to the Placement Agent a warrant to purchase an aggregate of 570,500 shares with an exercise price of $1.00 per share with a life of five years. The value of the warrants issued to the placement agent was calculated as $643,277 using the Binomial Model. The total amount of the cash payments and the fair value of the warrants amounted to $981,027, which was recorded as deferred debenture expenses. These costs will be amortized to interest expense over the two year life of the convertibles debentures. For the six months and three months ended June 30, 2007, $163,504 and $122,628 were amortized to interest expense.

The Company determined the value of the warrants using a binomial Model with a volatility of approximately 75%, which is calculated by using the historical closing prices of the Company’s common stock. According to APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, EITF-98-5, and EITF-00-27, the Company allocated the proceeds using relative fair value method and determined that the convertible debentures were issued with a beneficial conversion feature. As a result, on February 27, the allocated value of the warrants amounted to $1,944,425 and the beneficial conversion feature amounted to $2,130,575. The allocated value of the warrants and beneficial conversion feature totaling $4,075,000, was recorded as discount (or reduction in the carrying amount) of convertible debentures and additional paid-in capital and will be amortized over the two year life of the convertible debentures using the effective interest method. For the six and three months ended June 30, 2007, $592,020 and $500,102 were amortized as interest expenses. As of June 30, 2007, the carrying value of the convertible debentures was $397,642 accordingly.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

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
$4,075,000

In connection to the issuance of the debentures, the Company entered into a Registration Rights Agreement, in which a registration statement registering the resale of the common stock into which the Debentures are convertible and for which the Warrants are exercisable, as well as certain other shares of the Company's common stock is required to be filed with the Securities and Exchange Commission not later than April 13, 2007 and be declared effective by the SEC not later than May 28, 2007 if there is no SEC review of the Registration Statement, and June 27, 2007 if there is an SEC review. Failure to meet these deadlines will result in liquidated damages of 2% of the aggregate purchase price of the Debentures and Warrants per month, pro rated for partial periods. The Company filed the registration statement on June 1, 2007, however the Registration Statement has not become effective as June 30, 2007. The Company accrued liquidated damages totaling $141,267 at June 30, 2007.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

Following is a summary of the status of warrants outstanding at June 30, 2007:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number
$ 1.20	4,075,000	4.67	$1.20	4,075,000
$ 1.00	570,500	4.67	$1.00	575,000

Following is a summary of the warrant activity:

Outstanding as of December 31, 2006	-
Granted	4,645,500
Forfeited	-
Exercised
Outstanding as of June 30, 2007	4,645,500

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

Appropriations to the above statutory reserves are accounted for as a transfer from retained earnings to statutory reserves. During the six months ended June 30, 2007, and 2006, the Company made total appropriations to these statutory reserves of $175,931, and $0, respectively.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

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

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

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

In accordance with SFAS 123R and EITF 96-18, the Company has accounted for the consulting agreements based on the fair market value of the Company's common stock at the commencement date of the individual consulting agreements. For the six months ended June 30, 2007, the Company charged $462,274 to expense associated with consulting agreements and recorded deferred consulting fees of $243,603 at June 30, 2007.

The deferred consulting fees will be charged to expenses as follows:

Years ending December 31	Amount
2007	$180,874
2008	62,729
Total	$243,603

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

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

For the six months ended June 30, 2007 and 2006, the provision for taxes on earnings consisted of:

	2007	2006
Current PRC income tax expense
Enterprise income tax	$300,676	$78,980

The following table reconciles the U.S. statutory rates to the Company's effective tax rate as of June 30, 2007:

	2007	2006
U.S. Statutory rate	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)
China income taxes	15.0	15.0
Total provision for income taxes	15.0%	15.0%

The estimated tax savings due to the reduced tax rate for the six months ended June 30, 2007 and 2006 amounted to $398,682 and $206,291, respectively. The net effect on earnings per share if the income tax had been applied would decrease earnings per share for six months ended June 30, 2007 and 2006 to ($0.048) and $0.045, respectively.

The estimated tax savings due to the reduced tax rate for the three months ended June 30, 2007 and 2006 amounted to $321,120 and $173,702, respectively. The net effect on earnings per share if the income tax had been applied would decrease earnings per share for three months ended June 30, 2007 and 2006 to ($0.013) and $0.032, respectively.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

Skystar Bio-Pharmaceutical Company was incorporated in the United States and has incurred net operating loss for income tax purpose for 2007. The net operating loss carry forwards for United States income tax purposes amounted to $3,608,516 which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2026. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at June 30, 2007. The valuation allowance at June 30, 2007 was $1,226,895 Management will review this valuation allowance periodically and make adjustment as warranted.

Note 16 - EARNINGS PER SHARE

Basic earnings per share (EPS) for the periods ended June 30, 2007 and 2006 were determined by dividing net income for the years by the weighted average number of common shares outstanding. Diluted earnings per share for the period ended June 30, 2006 included the effect of 48,000,000 shares of the Company’s series “B” convertible preferred stock, which were issued pursuant to the stock exchange transaction on November 7, 2005, as fully described in Note 1, and conferred with the right of conversion into common shares that equal 89.5% of the total issued and outstanding common stock, as more fully described in Note 12. The weighted average number of common shares outstanding was adjusted to account for the effects of the share exchange transaction as a reverse acquisition as fully described in Note 1.

The Company has retroactively adjusted the weighted average number of common shares outstanding by deeming that the one-for-three hundred ninety seven (1:397) and the one for ten (1:10) reverse stock split effective on February 15, 2006 had occurred as of the beginning of the earliest period presented.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

The following demonstrates the calculation for earnings per share:

	Three Months ended June 30,		Six Months ended June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income for basic earnings per share	$148,311	$483,343	$(222,409)	637,235
Add: Interest expense for convertible note	81,108	-	110,991	-
Less: Discount on convertible debenture	(4,075,000)	-	(4,075,000)	-
Net income for diluted earnings per share	(3,845,581)	483,343	(4,186,418)	637,235

Weighted average shares used in basic computation	12,795,549	9,606,115	12,795,549	9,606,115
Diluted effect of convertible note	4,075,000	-	2,769,199	-
Diluted effect of warrants attached to convertible note	452,778	-	447,448	-
Diluted effect of warrants issued to placement agent	147,907	-	120,317	-
Weighted average shares used in diluted computation	17,471,234	9,606,115	16,132,513	9,606,115

Earnings per share
Basic	$0.01	$0.05	$(0.02)	$0.07
Diluted	$(0.22)	$0.05	$(0.26)	$0.07

Note 17 - RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

Related party receivables and payables
Amounts receivable from and payable to related parties are summarized as follows:

	June 30,	December 31,
	2007	2006
Amounts due from shareholders:
Ms. Aixia Wang	66	-
Mr. WeiBing Lu	49,594	-
Mr. Wei Wen	14,934
Total	$64,594	$-

Amount due to a related company:
TainXing digital-a company owned by a director	16,438	16,025
Xingji Company -a company owned by a director's wife	4,526
Total	$20,964	$16,025

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

Note 18 - COMMITMENTS AND CONTINGENCIES

(a) Lease commitments

The Company recognizes lease expense on a straight line basis over the term of the lease in accordance to SFAS. 13, “Accounting for leases”. The Company has entered into a tenancy agreement for the lease of factory premises for a period of ten years from October 1, 2004 to September 30, 2014 with an annual rent of $11,062, which is subject to a 10% increase every four subsequent years. The Company’s commitments for minimum rental payments under this lease for the next five years and thereafter are as follows:

Years ending December 31:
2007	$5,530
2008	11,216
2009	12,247
2010	12,247
2011	12,247
Thereafter	36,126
$89,613

Rental expense for the six months ended June 30, 2007 and 2006 amounted to $5,530 and $5,489, and for the three months ended June 30, 2007 and 2006 amounted to $3,050 and $2,603, respectively.

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

The Company has learned that Andrew Chien (“Plaintiff”) filed suit against the Company, R. Scott Cramer, Steve Lowe, David Wassung and Weibing Lu (“Defendants”) in United States District Court for the District of Connecticut, alleging causes of action for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The Company has not been served with a summons or complaint in the matter. The Company denies the Plaintiff’s claims and intends to vigorously defend against them if such complaint is properly served on the Company.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
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

In 2005, one of the shareholders contributed a leasehold office building as additional capital of Xian Tianxing. However, the title of the leasehold property has not passed to the Company. Management believes, there should be no legal barriers for the shareholder to transfer the ownership to the Company.

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

Recent Developments

On February 27, 2007, the Company entered into a Securities Purchase Agreement (the “Agreement”), with several institutional and accredited investors (collectively the “Purchasers”) pursuant to which the Company sold to the Purchasers $4.075 million in aggregate principal amount of 8% convertible debentures due February 28, 2009 (the “Debentures”), and warrants to purchase 4,075,000 shares of the common stock of the Company (the “Warrants”), in a private placement pursuant to Regulation D under the Securities Act of 1993.

Pursuant to the Agreement, starting in June 2007, we shall pay on a monthly basis, 4.77% of the principal of the Debentures (“Principal Repayment Amount”), and all accrued interest. At the Company's option, payment shall be in cash or shares of common stock. If the Company pays in cash we shall also pay a 15% premium to the Principal Repayment Amount during the first 12 months of the Debenture, and a 25% premium thereafter. We may pay this mandatory prepayment amount with common stock, if certain equity conditions are met, which include, among other things, the effectiveness of a registration statement. If the Company chooses to pay interest and principal with common stock, it will be based on the lower of (i) a 30% discount to the volume weighted average price for the immediately preceding five consecutive trading days and (ii) the fixed conversion price in effect on such principal payment date.

In connection to the issuance of the debentures, the Company enter into a Registration Rights Agreement, in which a registration statement registering the resale of the common stock into which the Debentures are convertible (“Registration Agreement”) is required to be filed with the Securities and Exchange Commission not later than April 13, 2007 and be declared effective by the SEC not later than May 28, 2007 if there is no SEC review of the Registration Statement, and June 27, 2007 if there is an SEC review. Failure to meet these deadlines will result in liquidated damages of 2% of the aggregate purchase price of the Debentures and Warrants per month, pro rated for partial periods. The Company filed the registration statement on June 1, 2007; however, the Registration Statement has not become effective as June 30, 2007. The accrual amount of liquidated damages was $141,864 at June 30, 2007.

In addition, we completed the construction of our new manufacturing plant during the second quarter of 2007. In 2003, the Company received approval from the State Council of China to expand its production facilities and construct a new Good Manufacturing Practice (“GMP”) standard plant. The construction work commenced in late 2004. The new factory had been in the process of test production since the beginning of 2007 and started its full capacity operation in May 2007.

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

Results of Operations - Three month period ended June 30, 2007 as compared to three month period ended June 30, 2006

REVENUES. All of our revenue is derived from the sale of bio-pharmaceutical and veterinary products in the PRC. During the three months ended June 30, 2007, we had revenues of $3,374,459 as compared to revenues of $2,762,247 during the three months ended June 30, 2006, an increase of approximately 22%. Our customers tend to use more and more products, which are used in livestock and poultry breeding for the promotion of growth and the prevention of diseases. The demand for our products for livestock and poultry feeding and immunization has soared in the recent quarter. In particular, among other products, our sales of “multi-enzyme amine”, which are used in livestock and poultry breeding for the promotion of growth and prevention of disease, increased by 400% to $302,817 for the three months ended June 30, 2007, from $60,052 for the three months ended June 30, 2006. Meanwhile, our marketing strategy is to continue to develop and launch more new products into the market. During the second quarter, more than 10 veterinary medicines were put into the market. These products account for revenue of $1,476,234 to our Company. We expect that our sales will continue to grow as we continue to strengthen our sales force and bring more new products to the market.

GROSS PROFIT. Cost of goods sold, which consist of raw materials, direct labor and manufacturing overhead, were $1,411,291 for the three months ended June 30, 2007 as compared to $1,506,295 for the three months ended June 30, 2006. Gross profit was $1,963,168 for the three months ended June 30, 2007 as compared to $1,255,952 for the three months ended June 30, 2006, representing gross profit margins of approximately 59% and 45%, respectively. The increase in our gross profit margin is attributable to; (a) the introduction of new high demand products that have higher gross profit margins, (b) the improvements of manufacturing techniques and the adoption of new technologies that promote efficient operations of our equipment and machineries. These improvements also allowed us to use raw materials more efficiently thereby reducing waste, and subsequently we experienced a significant decrease in raw material costs.

SELLING EXPENSES. Selling expenses, which consists of commissions, advertising and promotion expenses, freight charges and salaries totaled $148,139 for the three months ended June 30, 2007 as compared to $75,574 for the three months ended June 30, 2006, an increase of approximately 96%. This increase is primarily attributable to our expanding sales team and activities, which are, in turn, reflected in our increased sales. We believe that our selling expenses will continue to increase as our sales continue to grow.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled $405,071 for the three months ended June 30, 2007, as compared to $104,835 for the three months ended June 30, 2006, an increase of approximately 286%. This increase is primarily attributable to the additional legal, accounting and other professional services that were necessary to stay compliant as a U.S. public company. Our subsidiary in Xi’an, China, had no significant increase in administrative expenses due to good management controls.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs, which consist of salaries, professional fees and technical support fees, totaled $75,225 for the three months ended June 30, 2007, as compared to $85,747 for the three months ended June 30, 2006, a decrease of approximately 12%. The decrease is attributable to our ability to do more self-development and research for existing and new products.

INCOME FROM OPERATIONS. We recorded an income of $1,233,358 from operations for the three months ended June 30, 2007 as compared to an income of $648,651 for the same period in 2006, representing a increase of approximately 90%. The increase is mainly due to increased sales of our products and more sales of products with higher gross profit margins.

NET INCOME. Skystar had an income of $148,311 for the three months ended June 30, 2007 as compared to net income of $483,343 for the three months ended June 30, 2006. The decrease in net income is largely attributable to: (a) the amortization of the expenses relating to the convertible debentures and warrants pursuant to the Securities Purchase Agreement on February 27, 2007 and the related interest and financing costs, and (b) additional professional services required as a U.S. public company. For the three months ended June 30, 2007, the total interest expense was $703,019. This includes $622,730 for the amortization of the financing costs. Skystar’s management believes that net income will increase as our sales increase in the coming quarters.

Results of Operations - Six month period ended June 30, 2007 as compared to six month period ended June 30, 2006

REVENUES. All of our revenue is derived from the sale of bio-pharmaceutical and veterinary products in the PRC. During the six months ended June 30, 2007, we had revenues of $4,742,269 as compared to revenues of $3,757,435 during the six months ended June 30, 2006, an increase of approximately 26%. This increase is mainly attributable to the increase in the number of promotional activities we carried out during the six months of 2007. Our customers tend to use more and more products, which are used in livestock and poultry breeding for the promotion of growth and the prevention of diseases. The demand for our products for livestock and poultry feeding and immunization has soared in the recent quarter. In particular, among other products, our sales of “multi-enzyme amine”, which are used in livestock and poultry breeding for the promotion of growth and prevention of disease, increased by 310% to $366,510 for the six months ended June 30, 2007, from $88,455 for the six months ended June 30, 2006. Meanwhile, our marketing strategy is to continue to develop and launch more new products into the market. During the second quarter, more than 10 veterinary medicines were put into the market. These products account for revenue of $1,476,234 to our company. We believe that our sales will continue to grow because we are strengthening our sales force and we will be launching more new products.

GROSS PROFIT. Cost of goods sold, which consist of raw materials, direct labor and manufacturing overhead, were $2,108,326 for the six months ended June 30, 2007 as compared to $2,026,734 for the six months ended June 30, 2006. Gross profit was $2,633,943 for the six months ended June 30, 2007 as compared to $1,730,701 for the six months ended June 30, 2006, representing gross profit margins of approximately 56% and 46%, respectively. The increase in our gross profit margin is attributable to; (a) the introduction of new high demand products that have higher gross profit margins, (b) the improvements of manufacturing techniques and the adoption of new technologies that promote efficient operations of our equipment and machineries. These improvements also allowed us to use raw materials more efficiently, thereby reducing waste, and subsequently we experienced a significant decrease in raw material costs.

SELLING EXPENSES. Selling expenses, which consist of commission, advertising and promotion expenses, freight charges and salaries totaled $257,567 for the six months ended June 30, 2007 as compared to $143,482 for the six months ended June 30, 2006, an increase of approximately 80%. This increase is primarily attributable to our expanding sales team and activities, which are, in turn, reflected in our increased sales. We believe that our selling expenses will continue to increase as our sales continue to grow.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled $721,622 for the six months ended June 30, 2007, as compared to $311,072 for the six months ended June 30, 2006, an increase of approximately 132%. This increase is primarily attributable to the additional professional services occurred as a U.S. public company, Our subsidiary in Xi’an, China, had no significant increase in administrative expenses due to good management controls.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs which consist of salaries, professional and technical support fees, totaled $106,881 for the six months ended June 30, 2007, as compared to $105,086 for the six months ended June 30, 2006, a decrease of approximately 2%. The decrease is attributable to our ability to do more self-development and research for existing products and new products.

INCOME FROM OPERATIONS. We recorded an income of $1,085,600 from operations for the six months ended June 30, 2007 as compared to an income of $829,916 for the same period in 2006, representing an increase of approximately 31%. The increase is mainly due to increased sales of our products and more sales of products with higher gross profit margin.

NET INCOME. Skystar had a loss of $222,409 for the six months ended June 30, 2007 as compared to net income of $637,235 for the six months ended June 30, 2006. The decrease in net income is largely attributable to: (a) the amortization of the expenses relating to the convertible debentures and warrants pursuant to the Securities Purchase Agreement on February 27, 2007 and the related interest and financing costs, and (b) additional professional services required as a U.S. public company. For the six months ended June 30, 2007, the total interest expense was $866,515. This includes $755,524 for the amortization of the financing costs. Skystar’s management believes that net income will increase as our sales increase in the coming quarters.

Liquidity

For the six months ended June 30, 2007, cash used in operating activities was $263,586 as compared to $308,626 cash generated from operating activities for the six months ended June, 2006. The decrease is primarily attributable to bulk purchase of raw materials, which was used for the production in the second quarter. We also paid off some of the accrued expenses and income and sales tax payables during the first quarter of 2007.

We used $764,409 in investing activities for the six months ended June 30, 2007, as compared to $182,953 used for the six months ended June 30, 2006. The expenditure in investing activities for 2007 consisted of, among others, payment of $311,207 for the purchases of property, plant and equipment (net of decrease in deposits paid) as the construction of our new plant was in full swing and was completed at the end of second quarter of 2007.

On the other hand, from financing activities, we generated $3,479,314 in the six-month period ended June 30, 2007, mainly from issuance of convertible debentures and warrants on February 27, 2007, as compared to $124,620 used in financing activities for the same period in 2006.

As of June 30, 2007, the Company had cash of $2,828,299. Our total current assets were $5,226,222 and our total current liabilities were $1,287,319, which resulted in a net working capital of $3,938,903, which indicates that the Company has the ability to meet cash requirements for its operations in order to continue as a going concern. Management believes the Company’s ability to continue as a going concern is dependent upon its ability to maintain profitable operations and to obtain additional financing or refinancing as may be required. Our management believes that the Company will generate sufficient cash flow to meet its obligations on a timely basis in the foreseeable future.

Capital Resources

We received proceeds pursuant to the above mentioned Securities Purchase Agreement on March 9, 2007. Of the capital raised, we estimate that $2,000,000 will be spent on the construction of the new plant, $1,000,000 will be spent on research and development of new products and any remaining balance will be used to expand company’s sales network and as a reserve for company’s working capital needs.

Our new manufacturing plant has obtained the GMP certificate and was fully operational at the end of second quarter of 2007. Currently we have already obtained product serial permit numbers for 50 products and that will result in higher sales revenue and profit margin for the company in third quarter of 2007.

Plan of Operations

Over the next 12 months, we plan to continue to market and sell the company’s products and to develop new products.

In addition, in 2003, the Company received approval from the State Council of China to expand its production facilities and construct a new Good Manufacturing Practice (“GMP”) standard plant. The entire expansion project cost approximately RMB 69,410,000 ($8,500,000). The Company’s total investment in this project includes approximately $7,000,000 for the facilities and $1,500,000 for working capital. The construction work commenced in late 2004. The new factory had been in the process of test production since the beginning of 2007 and started its full capacity operation in May 2007. The Company anticipates that the new factory can generate sufficient cash flows and therefore, management has concluded, there is no impairment loss on the construction in progress.

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

Until July 21, 2005, RMB had been pegged to US$ at the rate of RMB8.30: US$1.00. On July 21, 2005, the PRC government reformed the exchange rate system into a managed floating exchange rate system based on market supply and demand with reference to a basket of currencies. In addition, the exchange rate of RMB to US$ was adjusted to RMB8.11: US$1.00 as of July 21, 2005. The People’s Bank of China announces the closing price of a foreign currency such as US$ traded against RMB in the inter-bank foreign exchange market after the closing of the market on each working day, which will become the unified exchange rate for the trading against RMB on the following working day. The daily trading price of US$ against RMB in the inter-bank foreign exchange market is allowed to float within a band of 0.3% around the unified exchange rate published by the People’s Bank of China. This quotation of exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People’s Bank of China. Approval of foreign currency payments by the Bank of China or other institutions required submitting a payment application form together with invoices, shipping documents and signed contracts.

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the consolidated financial statements or otherwise stated in this MD&A were as follows:

	June 30, 2007	December 31, 2006	June 30, 2006

Assets and liabilities	USD0.1315:RMB1	USD0.12820:RMB1	USD0.1252:RMB1

Statements of operations and cash flows for the period/year ended	USD0.1297:RMB1	USD0.12557:RMB1	USD0.1246:RMB1

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

We may need to obtain additional financing to execute our business plan.

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

Our success depends on collaborative partners, licensees and other third parties over whom we have limited control.

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

The profitability of our products will depend in part on our ability to protect proprietary rights and operate without infringing the proprietary rights of others.

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

We may encounter difficulties in manufacturing our products.

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

We could need more clinical trials or take more time to complete our clinical trials than we have planned.

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

We may not be able to obtain the regulatory approvals or clearances that are necessary to commercialize our products.

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

Competitors may develop and market bio-pharmaceutical products that are less expensive, more effective or safer, making our products obsolete or uncompetitive.

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

Our products may not gain market acceptance.

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

Our operations and the use of our products could subject us to damages relating to injuries or accidental contamination.

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

Our success depends on attracting and retaining qualified personnel.

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

Our common shares are thinly traded, and you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Gregory Evans v. The Cyber Group Network Corp., et al. (District Court, Clark County, State of Nevada, Case No. A513378).  The Company has learned that Gregory Evans (“Plaintiff”) filed suit against the Company, R. Scott Cramer, Steve Lowe and David Wassung (“Defendants”) in State of Nevada District Court in Clark County, Nevada, alleging causes of action for “Refusing to Call Vote of Shareholders” and “Conversion” on or about November 18, 2005. The Company has not been served with a summons or complaint in the matter. The Company denies the Plaintiff’s claims and intends to vigorously defend against them if such complaint is properly served on the Company.

Andrew Chien v. Skystar Bio-Pharmaceutical Company, et. al. (US. District Court, District of Connecticut, Case No. 3:2007cv00781). The Company has learned that Andrew Chien (“Plaintiff”) filed suit against the Company, R. Scott Cramer, Steve Lowe, David Wassung and Weibing Lu (“Defendants”) in United States District Court for the District of Connecticut, alleging causes of action for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The Company has not been served with a summons or complaint in the matter. The Company denies the Plaintiff’s claims and intends to vigorously defend against them if such complaint is properly served on the Company.

Other than the legal proceeding described above, the Company is not aware of any legal proceedings in which purchasers, any director, officer, or any owner of record or beneficial owner of more than five percent of any class of voting securities of the Company, or any affiliate of purchaser, or of any such director, officer, affiliate of the Company, or security holder, is a party adverse to Company or has a material interest adverse to the Company.

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
________________

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

SKYSTAR BIO-PHARMACEUTICAL COMPANY (Registrant)

Date: August 13, 2007	By:	/s/ Weibing Lu
Weibing Lu Chief Executive Officer

Date: August 13, 2007	By:	/s/ Erna Gao
Erna Gao Chief Financial Officer