Form 10QSB
period 2007-09-30
SKYSTAR BIO-PHARMACEUTICAL CO
filed 2007-11-14
CIK 1076939

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________.

Commission File Number 000-28153

SKYSTAR BIO-PHARMACEUTICAL COMPANY
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	33-0901534 (I.R.S. employer identification number)

Rm. 10601, Jiezuo Plaza, No. 4, Fenghui Road South,
Gaoxin District, Xian Province, People’s Republic of China
(Address of principal executive offices and zip code)
(8629) 8819-3188
(Registrant’s telephone number, including area code)

Check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑ NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

Number of shares of common stock outstanding as of November 12, 2007:  12,999,299

Transitional Small Business Disclosure Format YES ☐ NO ☑

SKYSTAR BIO-PHARMACEUTICAL COMPANY

FORM 10-QSB

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

All statements contained in this Quarterly Report on Form 10-QSB, other than statements of historical facts, that address future activities, events or developments, are forward-looking statements, including, but not limited to, statements containing the words “believe,” “anticipate,” “expect” and words of similar import. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties that may cause actual results to differ materially. Such risks are summarized in the section entitled “Risk Factors” and in our previous SEC filings.

Consequently, all of the forward-looking statements made in this Quarterly Report on Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2007

September 30,
2007
Unaudited
ASSETS
CURRENT ASSETS:
Cash	$262,212
Restricted cash	72,946
Accounts receivable, trade, net of allowance for doubtful accounts of $15,011	1,210,226
Inventories	2,674,092
Deposits and prepaid expenses	1,225,847
Loans receivable	573,620
Other receivables	45,643
Other receivables- related parties	1,620,812
Total current assets	7,685,398

PLANT AND EQUIPMENT, net	11,551,440

OTHER ASSETS:
Deferred financing costs	694,895
Intangible, net	325,338
Total other assets	1,020,233
Total assets	$20,257,071

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$264,406
Accrued expenses	332,930
Taxes payable	738,658
Other payables	637,531
Other payables - related parties	49,212
Total current liabilities	2,022,737

OTHER LIABILITIES:
Deferred government grant	1,000,500
Liquidated damages	345,017
Convertible debenture, net of $2,898,382 discount	399,106
Total other liabilities	1,744,623

Total liabilities	3,767,360

COMMITMENTS AND CONTINGENCIES	-

SHAREHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 2,000,000 series "A"
shares issued and outstanding; Nil series"B" shares issued and outstanding.	2,000
Common stock, $0.001 par value, 50,000,000 shares authorized; 12,874,299 shares
issued and outstanding.	12,874
Paid-in-capital	11,080,286
Deferred compensation	(142,258)
Statutory reserves	1,190,585
Retained earnings	3,390,895
Accumulated other comprehensive income	955,329
Total shareholders' equity	16,489,711
Total liabilities and shareholders' equity	$20,257,071

The accompanying notes are an integral part of this consolidated statement.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	Three months ended		Nine months ended
	September 30		September 30
	2007	2006	2007	2006
	Unaudited	Unaudited	Unaudited	Unaudited
REVENUE	$5,448,561	$3,558,344	$10,190,830	$7,315,779
COST OF SALES	2,268,344	1,928,606	4,376,670	3,955,340

GROSS PROFIT	3,180,217	1,629,738	5,814,160	3,360,439

OPERATING EXPENSES
Research and development	117,605	19,372	224,486	124,458
Amortization of deferred compensation	101,345	316,077	563,619	657,222
Selling expenses	176,438	125,793	434,005	269,275
General and administrative expenses	286,571	167,306	1,008,193	478,378

INCOME FROM OPERATIONS	2,498,258	1,001,190	3,583,857	1,831,106

OTHER INCOME (EXPENSES)
Other expense	(183,119)	(1,055)	(324,345)	(2,285)
Interest expense	(827,639)	-	(1,694,154)	-

INCOME BEFORE PROVISION FOR INCOME TAXES	1,487,500	1,000,135	1,565,358	1,828,821

PROVISION FOR INCOME TAXES	415,578	200,478	715,845	391,929

NET INCOME	1,071,922	799,657	849,513	1,436,892

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	211,633	102,682	495,309	175,662

COMPREHENSIVE INCOME	$1,283,555	$902,339	$1,344,822	$1,612,554

EARNINGS PER SHARE
- Basic	$0.08	$0.06	$0.07	$0.14
- Diluted	$(0.17)	$0.06	$(0.19)	$0.14

Weighted average number of common shares
- Basic	12,865,739	12,606,199	12,819,290	10,617,132
- Diluted	17,306,203	12,606,199	16,409,236	10,617,132

The accompanying notes are an integral part of this consolidated statement.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

						Retained Earnings			Accumulated other
	Preferred stock		Common stock		Paid-in	Statutory		Deferred	comprehensive
	Shares	Amount	Shares	Amount	capital	reserves	Unrestricted	Compensation	income	Total
BALANCE, January 1, 2006	50,000,000	$50,000	1,260,651	$1,261	$4,301,747	$364,460	$2,192,365	$-	$161,345	$7,071,178

Share conversion	(48,000,000)	(48,000)	10,745,548	10,745	37,255					-
Share issued for services			600,000	600	1,571,400			(1,572,000)		-
Amortization of deferred compensation								657,222		657,222
Foreign currency translation									175,662	175,662
Net income							1,436,892		-	1,436,892
BALANCE, September 30, 2006 (unaudited)	2,000,000	$2,000	12,606,199	$12,606	$5,910,402	$364,460	$3,629,257	$(914,778)	$337,007	$9,340,954

Share issued for services			189,350	189	335,923			(336,112)		-
Amortization of deferred compensation								545,013		545,013
Foreign currency translation									123,013	123,013
Net income							(261,750)			(261,750)
Adjustment to statutory reserve						415,164	(415,164)			-
BALANCE, December 31, 2006	2,000,000	$2,000	$12,795,549	$12,795	$6,246,325	$779,624	$2,952,343	$(705,877)	$460,020	$9,747,230

Share issued for services			78,750	79	115,684					115,763
Beneficial conversion feature of debentures					2,130,575					2,130,575
Warrants issued to debenture holders					1,944,425					1,944,425
Warrants issued to placement agent					643,277					643,277
Amortization of deferred compensation								563,619		563,619
Foreign currency translation									495,309	495,309
Net Income							849,513			849,513
Adjustment to statutory reserve						410,961	(410,961)			-
BALANCE, September 30, 2007 (unaudited)	2,000,000	$2,000	12,874,299	$12,874	$11,080,286	$1,190,585	$3,390,895	$(142,258)	$955,329	$16,489,711

The accompanying notes are an integral part of this consolidated statement.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	2007	2006
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$849,513	$1,436,892
Adjustments to reconcile net income to cash
(used in) provided by operating activities:
Depreciation and amortization	204,454	81,204
Amortization of deferred debenture expenses	286,132	-
Amortization of discount on debentures	1,176,618	-
Amortization of deferred compensation	563,619	657,222
Issuance of common stock for service	115,763	-
Bad debt expense	-	578
Change in operating assets and liabilities
Accounts receivable, trade	(1,051,083)	(468,709)
Inventories	(2,080,140)	(974,536)
Deposits and prepaid expenses	(1,169,972)	768
Other receivables	(5,078)	(8,740)
Other receivables - related parties	(1,620,812)	-
Other payables	5,388	-
Accounts payable	186,357	38,757
Accrued expenses and other payables	(201,124)	174,099
Taxes payables	500,991	(672,832)
Liquidated damages payable	345,017	-
Net cash (used in) provided by operating activities	(1,894,357)	264,703

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan to third parties	(553,031)	-
Purchase of plant and equipment	(373,629)	(1,162,813)
Net cash used in investing activities	(926,660)	(1,162,813)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in restricted cash	(501)	-
Proceeds from related parties	33,188	-
Proceeds from shareholder	-	173,440
Proceeds from a related company	-	582,319
Payments on non-interest bearing loans from third parties	-	(249,960)
Payments on short-term loan, interest bearing	(39,192)	(37,000)
Proceeds from short-term loan, interest bearing	-	37,000
Payments on short-term loan, non-interest bearing	(64,014)	-
Proceeds from government subsidies	-	124,980
Proceeds from interest bearing loan from third party	-	259,958
Proceeds from convertible debentures, net of debenture expenses	3,737,250	-
Principal payment on convertible debenture	(777,512)	-
Net cash provided by financing activities	2,889,219	890,737

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,994	707

INCREASE (DECREASE) IN CASH	70,196	(6,666)

CASH, beginning of period	192,016	38,498

CASH, end of period	$262,212	$31,832

SUPPLEMENTAL DISCLOSURE INFORMATION
Interest paid	$1,694,154	$2,670
Income taxes paid	$444,205	$516,659
Non-cash transactions
Warrants issued for services	$643,277	$-
Stocks issued for services	115,763	1,572,000
	$759,040	$-

The accompanying notes are an integral part of this consolidated statement.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
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

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

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

Because Skystar and Xian Tianxing are under common control, the consolidation of Skystar Cayman and Xian Tianxing has been accounted for at historical cost and prepared on the basis as if the aforementioned exclusive agreements between Skystar and Xian Tianxing had become effective as of the beginning of the first period presented in the accompanying consolidated financial statements. The Company’s consolidated assets do not include any collateral for Xian Tianxing’s obligations. The creditors of Xian Tianxing do not have recourse from the Company.

On August 21, 2007, Xian Tianxing invested $66,700 (RMB 500,000) to establish Shanghai Siqiang Biotechnological Company Limited (“Shanghai Siqiang”). Shanghai Siqiang was established in Putuo District, City of Shanghai, People’s Republic of China (“PRC”) with a registered capital of $66,700 (RMB 500,000) and Xian Tianxing is the 100% shareholder. Shanghai Siqiang was established to become a research and development center for Xian Tianxing and engages in research, development, production and sales of veterinary products, feed additives, and veterinary disease diagnosis equipments.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The unaudited consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and footnotes for the period ended December 31, 2006 included in the Company's Current Report on 10KSB filed with the Securities and Exchange Commission on May 18, 2007. The results for the nine months ended September 30, 2007 are not necessarily indicative of expected results for the full year ending December 31, 2007.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

The consolidated financial statements include the financial statements of the Company, its wholly-owned subsidiary, Skystar Cayman, and its variable interest entities, Xian Tianxing and Shanghai Siqiang. All significant inter-company transactions and balances between the Company, its subsidiary and VIEs are eliminated upon consolidation.

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

The Company’s financial instruments primarily consist of cash, accounts receivable, other receivables, accounts payable, accruals, other payables, short-term related party borrowings and debentures payable. As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to the short term maturities of these instruments and that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective period ends.

Revenue recognition

Revenues of the Company include sales of bio-pharmaceutical and veterinary products in China. Sales are recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured. Sales are presented net of value added tax (VAT). No return allowance is made as product returns are insignificant based on historical experience.

a.	Credit sales: Revenue is recognized when the products have been delivered to the customers.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

b.	Full payment before delivering: Revenue is recognized when the products have been delivered to customers.

Shipping and handling costs related to costs of goods sold are included in selling, general and administrative costs which totaled $128,775 and $58,454 for the nine months ended September 30, 2007 and 2006, and $53,434 and $36,225 for the three months ended September 30, 2007 and 2006, respectively.

Cash

Cash includes cash on hand, demand deposits with banks and liquid investments with an original maturity of three months or less.

Restricted cash

The Company had restricted cash of $72,946 as of September 30, 2007. The restricted cash was received from the PRC government subsidies and set aside for the specific usages (see Note 9). The restricted funds are kept as bank deposits. Restricted cash is classified as current assets as of September 30, 2007 based on the expected period when the funds will be put into their specific usages.

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

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Inventories

Inventories are stated at the lower of cost, as determined on moving weighted average basis, or market. Costs of inventories include purchases and related costs incurred in bringing the products to their present location and condition.

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives of the assets are as follows:

Estimated Useful Life
Buildings	20-40 years
Machinery and equipment	10 years
Computer, office equipment and furniture	5 years
Automobiles	5-10 years

The carrying value of plant and equipment is assessed periodically and when factors indicating impairment is present, the carrying value of the fixed assets is reduced by the amount of the impairment. The Company determines the existence of such impairment by measuring the expected future cash flows (undiscounted and without interest charges) and comparing such amount to the net asset carrying value. An impairment loss, if exists, is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Construction in progress

Construction in progress includes direct costs of construction of a factory building. Interest incurred during the period of construction, if material, is capitalized. Construction in progress is not depreciated until such time as the assets are completed and put into service.

Intangibles

Land use rights - Land use rights represent the costs paid to acquire a long-term interest to utilize the land underlying the Company’s facility. This type of arrangement is common for the use of land in the PRC. The land use rights are amortized on the straight-line method over the 50 year term of the land use rights.

Technological know-how - Purchased technological know-how includes secret formulas, manufacturing processes, technical and procedural manuals and is amortized using the straight-line method over the expected useful economic life of 5 years, which reflects the period over which those formulas, manufacturing processes, technical and procedural manuals are kept secret to the Company as agreed between the Company and the selling party.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Impairment of intangibles - The Company periodically evaluates the carrying value of intangibles in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of intangible assets. SFAS No. 144 requires impairment losses to be recorded in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2007, there were no significant impairments of its intangible assets.

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

Income taxes

The Company has adopted SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consists of taxes currently due plus deferred taxes. The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. The adoption had no affect on the Company’s financial statements. There are no deferred tax amounts at September 30, 2007.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

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

Stock based compensation

The Company adopted Statement of Financial Accounting Standards No. 123R “Accounting for Stock-Based Compensation” (“SFAS 123”), which defines a fair-value-based method of accounting for stock based employee compensation and transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. Stock compensation for stock granted to non-employees has been determined in accordance with SFAS 123R and the Emerging Issues Task Force consensus in Issue No. 96-18, "Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services" ("EITF 96-18"), as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

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

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Foreign currency translation

The Company uses the United States dollar (“U.S. dollars”) for financial reporting purposes. The Company’s subsidiary and VIEs maintain their books and records in their functional currency, being the primary currency of the economic environment in which their operations are conducted.

In general, for consolidation purposes, the Company translates the subsidiary’s and VIEs’ assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income and cash flows are translated at average exchange rates during the reporting period. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the subsidiary’s and VIEs’ financial statements are recorded as accumulated other comprehensive income.

This quotation of the exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the People's Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People's Bank of China. The rate of exchange quoted by the People’s Bank of China on September 30, 2007 was US$1.00 = RMB7.52. The weighted average translation rate of US$1.00 = RMB7.66 and RMB8.00 was applied to the nine months income statement accounts in 2007 and 2006, respectively.

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

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. FSP EITF 07-3 will be effective for an entity’s financial statements issued for fiscal years beginning after December 15, 2007. Management is currently evaluating the effect of this pronouncement on financial statements.

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

As of September 30, 2007, the Company had deposits in excess of federally insured limits (including restricted cash) of $189,698. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

For the nine months ended September 30, 2007 and 2006, all of the Company’s sales arose in the PRC. In addition, all accounts receivable as of September 30, 2007 also arose in the PRC.

The Company’s four largest vendors accounted for approximately 58% of the Company’s total purchases for the nine months ended September 30, 2007, while the Company’s three largest vendors accounted for 72.89% of the Company’s total purchases for the nine months ended September 30, 2006.

No major product accounted for more than 10% of the Company’s total revenues for the nine months ended September 30, 2007. The Company’s two major products accounted for approximately 25.39% of the Company’s total revenues for the nine months ended September 30, 2006.

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

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Note 4 - RESTRICTED CASH

Restricted cash consists of the following:

September 30, 2007
(Unaudited)

Funds received from PRC government	$72,946

subsidies (See Note 9)

Note 5 - INVENTORIES

Inventories consist of the following:

September 30, 2007
(Unaudited)
Raw material	$1,625,617
Packing materials	339,419
Work in process	6,269
Finished goods	689,393
Low value consumables	13,394
Total	$2,674,092

Note 6 - LOANS RECEIVABLE

Loans receivable consists of the following:

September 30, 2007
(Unaudited)
Shanxi Suoang Biotechnological Company, due October 30, 2007, annual interest at 7.0%, secured by unrelated company Shanxi New Resource Co.	$66,700

Xi’an Tiantai Investment Company, due July 31, 2008 (or upon demand), minimum annual interest at 7.2%, unsecured.	493,580

Xi’an Meicheng Biotechnological Co. Ltd, due upon demand, non-interest bearing and unsecured.	13,340

Total	$573,620

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

The Company has a long standing business relationship with these companies and in order to maintain these relationships, they have made these short term loans. Total interest received from these short term loans for the nine months and three months ended September 30, 2007 amounted to $764.

Note 7 - PLANT AND EQUIPMENT

Plant and equipment consists of the following:

September 30, 2007
(Unaudited)
Building and improvements	$3,495,565
Plant and machinery	2,745,673
Office equipment	160,799
Vehicles	283,115
Construction in progress	5,368,595
Total	12,053,747
Less: accumulated depreciation	(502,307)
Plant and equipment , net	$11,551,440

Construction in progress included above was the construction of a production base which operations will meet the Good Manufacturing Practices Standard (“GMP Standard”). The construction work commenced in late 2004 and the major operation facility is expected to be completed in the beginning of year 2008. The new factory will be focused on production of micro-organism related drugs and veterinary vaccination products. The Company anticipates strong market demand for the Company products that the new factory will produce and believes that the new factory can generate sufficient cash flows and therefore management has concluded there is no impairment loss on the construction in progress.

Depreciation expense for the nine months ended September 30, 2007 and 2006 amounted to $179,797 and $62,457, and for the three months ended September 30, 2007 and 2006 amounted to $99,493 and $19,093.

Note 8 - INTANGIBLES

Intangibles consist of the following:

September 30, 2007
(Unaudited)
Land use rights	$344,506
Technological know-how	133,400
Total	477,906
Less: accumulated amortization	(152,568)
Intangible assets, net	$325,338

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Amortization expense for intangibles was $24,657 and $18,747 for the nine months ended September 30, 2007 and 2006, respectively. For the three months ended September 30, 2007 and 2006, amortization expense amounted to $9,930 and $5,455, respectively.

Note 9 - DEFERRED GOVERNMENT GRANT

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

Also in 2003, another subsidy of $256,400 was received for financing the Company’s research and development activities. In 2006, the Company applied and utilized $186,644 in paying for the construction of the new plant facility. In 2005, another subsidy of $64,100 was received for the Company’s research and development activities. This amount was put into use during the period. As of September 30, 2007, the Company has not reached a final agreement with the PRC government related to the treatment of these two subsidies as either a loan or capital contribution and the Company does not expect that the final agreement will be completed within the year of 2007; therefore, these amounts are carried as liabilities in the accompanying financial statements.

Note 10 - CAPITAL TRANSACTIONS

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

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

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

In March 2006, the Company issued a total of 600,000 shares of the Company’s common stock to consultants, as more fully described in Note 13.

In November 2006, the Company issued a total of 139,350 shares of the Company’s common stock to consultants and non-executive director, as more fully described in Note 13.

In November 2006, the Company issued another 50,000 shares of the Company’s common stock to a consultant whereas the shares were fully transferred in January 2007 as more fully described in Note 13.

In July 2007, the Company issued 78,750 shares of common stock to consultants and non-executive director, as more fully described in Note 13.

Note 11 - CONVERTIBLE DEBENTURES

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

The transaction closed on February 27, 2007. Gross proceeds from the sale to the Company were $4.075 million, of which $285,250 was paid to Pacific Ridge Capital who served as placement agent for the transaction and $52,500 was paid to consultants for the Purchaser in connection with the transaction. The Company also issued to the Placement Agent a warrant to purchase an aggregate of 570,500 shares with an exercise price of $1.00 per share with a life of five years. The value of the warrants issued to the placement agent was calculated as $643,277 using the Binomial Model. The total amount of the cash payments and the fair value of the warrants amounted to $981,027, which was recorded as deferred debenture expenses. These costs will be amortized to interest expense over the two year life of the convertibles debentures. For the nine months and three months ended September 30, 2007, $286,132 and $122,628 was amortized to interest expense.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

The Company determined the value of the warrants using a binomial Model with a volatility of approximately 75%, which is calculated by using the historical closing prices of the Company’s common stock. According to APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, EITF-98-5, and EITF-00-27, the Company allocated the proceeds using relative fair value method and determined that the convertible debentures were issued with a beneficial conversion feature. As a result, on February 27, 2007, the allocated value of the warrants amounted to $1,944,425 and the beneficial conversion feature amounted to $2,130,575. The allocated value of the warrants and beneficial conversion feature totaling $4,075,000, was recorded as discount (or reduction in the carrying amount) of convertible debentures and additional paid-in capital and will be amortized over the two year life of the convertible debentures using the effective interest method. For the nine and three months ended September 30, 2007, $1,176,618 and $584,598 were amortized as interest expense. As of September 30, 2007, the carrying value of the convertible debentures was $399,106 accordingly.

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

Principal repayment Amount
2007	$1,360,646
2008	2,332,536
2009	381,818
Thereafter	-
$4,075,000

In connection to the issuance of the debentures, the Company entered into a Registration Rights Agreement, in which a registration statement registering the resale of the common stock into which the Debentures are convertible and for which the Warrants are exercisable, as well as certain other shares of the Company's common stock is required to be filed with the Securities and Exchange Commission not later than April 13, 2007 and be declared effective by the SEC not later than May 28, 2007 if there is no SEC review of the Registration Statement, and June 27, 2007 if there is an SEC review. Failure to meet these deadlines will result in liquidated damages of 2% of the aggregate purchase price of the Debentures and Warrants per month, pro rated for partial periods. The Company filed the registration statement on June 1, 2007, however the Registration Statement did not become effective until September 25, 2007. The Company accrued liquidated damages totaling $345,017 at September 30, 2007.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Following is a summary of the status of warrants outstanding at September 30, 2007:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number
$1.20	4,075,000	4.41 years	$1.20	4,075,000
$1.00	570,000	4.41 years	$1.00	570,000
Total	4,645,000			4,645,000

Following is a summary of the warrant activity:

Outstanding as of December 31, 2006	-
Granted	4,645,500
Forfeited	-
Exercised	-
Outstanding as of September 30, 2007	4,645,500

Note 12 - STATUTORY RESERVES

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

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Appropriations to the above statutory reserves are accounted for as a transfer from retained earnings to statutory reserves. During the nine months ended September 30, 2007, and 2006, the Company made total appropriations to these statutory reserves of $410,961, and $0, respectively.

There are no legal requirements in the PRC to fund these statutory reserves by transfer of cash to any restricted accounts, and the Company does not do so. These reserves are not distributable as cash dividends.

Note 13 - 2006 CONSULTANT STOCK PLAN

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
SEPTEMBER 30, 2007
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

On July 10, 2007, the Company passed a resolution to issue 40,000 shares of common stock as salary to a non-executive director. These shares were issued pursuant to the 2006 consultant stock plan. On the same date, the Company also passed another resolution to issue 38,750 shares of common stock to an independent consultant plan pursuant to the 2006 consultant stock plan. The fair market value of the Company's common stock as of July 10, 2007 was $1.47 per share and expense of $115,763 related to these two stock issuances was charged to general and administrative expense.

In accordance with SFAS 123R and EITF 96-18, the Company has accounted for the consulting agreements based on the fair market value of the Company's common stock at the commencement date of the individual consulting agreements. For the nine months ended September 30, 2007, the Company charged $ 563,619 to expense associated with consulting agreements and recorded deferred consulting fees of $142,258 at September 30, 2007.

The deferred consulting fees will be charged to expense as follows:

Years ending December 31
Amount
2007	$79,529
2008	62,729
Total	$142,258

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Note 14 - TAXES

The Company is registered in the State of Nevada whereas its subsidiary, Skystar is a tax exempt company incorporated in the Cayman Islands and conducts all of its business through its PRC VIE, Xian Tianxing.

Xian Tianxing is subject to PRC’s Enterprise Income Tax. Pursuant to the PRC Income Tax Laws, Enterprise Income Taxes is generally imposed at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax. However, the Company has been approved as a new technology enterprise and under PRC Income Tax Laws, it is entitled to a preferential tax rate of 15%.

For the nine months ended September 30, 2007 and 2006, the provision for taxes on earnings consisted of:

	September 30, 2007	September 30, 2006
	(Unaudited)	(Unaudited)
Current PRC Income tax expense
Enterprise income tax	$715,845	$391,929

The following table reconciles the U.S. statutory rates to the Company's effective tax rate as of September 30, 2007:

	September 30, 2007	September 30, 2006
	(Unaudited)	(Unaudited)
U.S. Statutory rates	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)
China income taxes	33.0	33.0
China income tax exemption	(18.0)	(18.0)
Total provision for income taxes	15.0%	15.0%

The estimated tax savings due to the reduced tax rate for the nine months ended September 30, 2007 and 2006 amounted to $640,326 and $305,728, respectively. The net effect on earnings per share if the income tax had been applied would decrease the basic earnings per share for nine months ended September 30, 2007 and 2006 from $0.07 to $0.02 and from $0.14 to $0.11 respectively.

The estimated tax savings due to the reduced tax rate for the three months ended September 30, 2007 and 2006 amounted to $241,644 and $174,314, respectively. The net effect on earnings per share if the income tax had been applied would decrease basic earnings per share for three months ended September 30, 2007 and 2006 from $0.08 to $0.06 and from $0.06 to $0.05, respectively.

Skystar Bio-Pharmaceutical Company was incorporated in the United States and has incurred net operating loss for income tax purpose for 2007. The net operating loss carry forwards for United States income tax purposes amounted to $4,879,973 which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2026. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at September 30, 2007. The valuation allowance at September 30, 2007 was $1,659,191. Management will review this valuation allowance periodically and will make adjustments as warranted.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Note 15 - EARNINGS PER SHARE

Basic earnings per share (EPS) for the periods ended September 30, 2007 and 2006 were determined by dividing net income for the years by the weighted average number of common shares outstanding. Diluted earnings per share for the periods ended September 30, 2006 included the effect of 48,000,000 shares of the Company’s series “B” convertible preferred stock, which were issued pursuant to the stock exchange transaction on November 7, 2005, as fully described in Note 1, and conferred with the right of conversion into common shares that equal 89.5% of the total issued and outstanding common stock, as more fully described in Note 10. The weighted average number of common shares outstanding was adjusted to account for the effects of the share exchange transaction as a reverse acquisition as fully described in Note 1.

The Company has retroactively adjusted the weighted average number of common shares outstanding by deeming that the one-for-three hundred ninety seven (1:397) and the one for ten (1:10) reverse stock split effective on February 15, 2006 had occurred as of the beginning of the earliest period presented.

The following demonstrates the calculation for earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(Unaudited)
Net income for basic earnings per share	$1,071,922	$799,657	$849,513	$1,436,892
Add: Interest expense for convertible note	71,434	-	182,425	-
Minus: Discount on convertible debenture	(4,075,000)	-	(4,075,000)	-
Net income for diluted earnings per share	$(2,931,644)	$799,657	$(3,043,062)	$1,436,892

Weighted average shares used in basic computation	12,865,739	12,606,199	12,819,290	10,617,132
Diluted effect of convertible debentures (as if)	4,075,000	-	3,221,048	-
Diluted effect of warrants (treasury method)	242,132	-	263,051	-
Diluted effect of warrants to placement agent	123,332	-	105,847	-
Weighted average shares used in diluted computation	17,306,203	12,606,199	16,409,236	10,617,132

Earnings per share
Basic	$0.08	$0.06	$0.07	$0.14
Diluted	$(0.17)	$0.06	$(0.19)	$0.14

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Note 16 - RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

Related party receivables and payables

Amounts receivable from and payable to related parties are summarized as follows:

September 30, 2007
(Unaudited)
Amounts due from related parties:
Mr. Wucai Ji (1)	$53,360
Mr. Weibing Lu (1)	215,254
Mr. Wei Wen (1)	20,190
Fortunate Time International - owned by a director (3)	1,332,008
Total	$1,620,812

Amount due to related parties:
Ms. Aixia Wang (1)	$1,267
TianXing Digital - owned by a director (2)	16,675
Shanxi Xingji Electronics Co. - owned by a director's wife (2)	31,270
Total	$49,212

(1)
The related individuals Wucai Ji, Weibing Lu, Wei Wen, and Aixia Wang are all directors of the Company. The amounts due from and to these individuals were cash advances to facilitate Company operations or expenses paid by these individuals on behalf of the Company. These balances are non-interest bearing, unsecured, due on demand, and the ultimate manner of settlement is in cash.

(2)
Shanxi Xinji Electronics Company is owned by the Company’s director Weibing Lu’s wife and Tianxing Digital is a company owned by the Company’s director Weibing Lu. The amount due to Shanxi Xinji Electronics Co. and Tianxing Digital are short term cash transfers for business operations, non-interest bearing, unsecured, and payable upon demand. The ultimate manner of settlement is in cash.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

(3)
Fortunate Time International Company is Hong Kong company owned 100% by the Company’s non-executive director Russell Scott Cramer. The amount due from Fortunate Time was a short term cash transfer that the Company planned to transfer to its Chinese VIE Tianxing through Fortunate Time’s 100% Chinese subsidiary Sida Biotechnological Company Limited (“Sida”). Chinese regulations make international cash transfers difficult, therefore, Sida transferred funds to Tianxing. Since not all funds transferred from the Cayman to Fortunate Time were transferred to Tianxing, the remaining balance is recorded as a due from related party. The amount due from Fortunate Time is non interest bearing, unsecured, and payable upon demand. The Company acquired 100% of the ownership in Fortunate Time in October 2007 to ensure its interest in the funds transferred to Fortunate Time.

Note 17 - COMMITMENTS AND CONTINGENCIES

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

Period
Three months ended 2007	$2,995
Year ended 2008	11,216
Year ended 2009	12,247
Year ended 2010	12,247
Year ended 2011	12,247
Thereafter	36,126
$87,078

Rent expense for the nine months ended September 30, 2007 and 2006 amounted to $8,525 and $8,464, and for the three months ended September 30, 2007 and 2006 amounted to $2,995 and $2,975, respectively.

(b) Legal proceedings

In March 2006, the Company has learned that Gregory Evans (“Plaintiff”) filed suit against the Company, R. Scott Cramer, Steve Lowe and David Wassung (“Defendants”) in State of Nevada District Court in Clark Country, Nevada, alleging causes of action for “Refusing to Call Vote of Shareholders” and “Conversion” on or about November 18, 2005. The Company has not been served with a summons or complaint in the matter. The Company denies the Plaintiff’s claims and intends to vigorously defend against them if such complaint is properly served on the Company.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

On or around May 2007, Andrew Chien (“Plaintiff”) filed suit against the Company, R. Scott Cramer, Steve Lowe, David Wassung, and Weibing Lu (“Defendants”) in United States District Court for the District of Connecticut, alleging causes of action for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Service has been consented to on behalf of all Defendants except Weibing Lu, a resident of China.  The Defendants deny all claims and intend to vigorously defend against them.

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

Note 18 - SUBSEQUENT EVENTS

On October 16, 2007, the board of directors of the Company approved the acquisition of all of the issued and outstanding shares of Fortunate Time International Limited, a Hong Kong company owned 100% by the Company’s non-executive director Russell Scott Cramer, in the consideration of $129 (HKD1,000). This company has no operations and is not material to the Company.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this item. In addition to historical information, the following discussion contains certain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “may”, “will”, “could”, “expect”, “anticipate”, “intend”, “believe”, “estimate”, “plan”, “predict”, and similar terms or terminology, or the negative of such terms or other comparable terminology. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this Quarterly Report on Form 10-QSB. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

Our financial statements are prepared in U.S. dollars and in accordance with accounting principles generally accepted in the United States. See “Exchange Rates” below for information concerning the exchanges rates at which Renminbi were translated into U.S. dollars at various pertinent dates and for pertinent periods.

Overview

Skystar Bio-Pharmaceutical Company (“Skystar” or the “Company”), formerly known as The Cyber Group Network Corporation (“Cyber”), was incorporated in Nevada under the name “Hollywood Entertainment Network, Inc.” on September 24, 1998. On May 23, 2000, we changed our name to “The Cyber Group Network Corporation”. On February 15, 2006, we further changed our name to “Skystar Bio-Pharmaceutical Company” to reflect our current business operations.

On November 7, 2005, we acquired Skystar Bio-Pharmaceutical (Cayman) Holdings Co., Ltd (“Skystar Cayman”), and, as a result, Skystar Cayman’s variable interest entity (“VIE”) Xian Tianxing Bio-Pharmaceutical Co., Limited (“Xian Tianxing”) by way of the exchange of 48,000,000 shares of our Series B preferred stock for 100% of the issued and outstanding common stock of Skystar Cayman. We accounted for this share exchange transaction as a reverse acquisition and recapitalization and, as a result, our consolidated financial statements include the historical assets and liabilities of Skystar Cayman in the capital structure of Cyber. Please see Note 1 to our unaudited consolidated financial statements included in this report for further details of this stock exchange transaction.

On August 21, 2007, Xian Tianxing invested $66,700 (RMB 500,000) to establish Shanghai Siqiang Biotechnological Company Limited (“Shanghai Siqiang”). Shanghai Siqiang was established in Putuo District, City of Shanghai, People’s Republic of China (“PRC”) with a registered capital of $66,700 (RMB 500,000), and Xian Tianxing is the 100% shareholder of Shanghai Siqiang. Shanghai Siqiang was established as a research and development center for Xian Tianxing and engages in research, development, production, and sales of veterinary products, feed additives, and veterinary disease diagnosis equipments.

Having no substantive operation of its own, Skystar Cayman, through its VIE’s, Xian Tianxing and Shanghai Siqiang, engages in research, development, production, marketing, and sales of bio-pharmaceutical and veterinary products in the People’s Republic of China (“China” or the “PRC”).

Recent Developments

On February 27, 2007, we entered into a Securities Purchase Agreement (the “Agreement”) with several institutional and accredited investors (collectively the “Purchasers”) pursuant to which we sold to the Purchasers $4.075 million in aggregate principal amount of 8% convertible debentures due February 28, 2009 (the “Debentures”), and warrants to purchase 4,075,000 shares of our common stock (the “Warrants”), in a private placement pursuant to Regulation D under the Securities Act of 1993 (the “Transaction”).

Pursuant to the Agreement, starting in June 2007, we will pay, on a monthly basis, 4.77% of the principal of the Debenture (“Principal Repayment Amount”), and all accrued interest. At our option, payment will be in cash or shares of common stock. If we pay in cash, we must also pay a 15% premium to the Principal Repayment Amount during the first 12 months of the Debenture, and a 25% premium thereafter. We may pay this mandatory prepayment amount with common stock if certain equity conditions are met, including, among other things, the effectiveness of a registration statement. If we elect to pay interest and principal with common stock, it will be based on the lower of (i) a 30% discount to the volume weighted average price for the immediately preceding five consecutive trading days and (ii) the fixed conversion price in effect on such principal payment date.

In connection with the issuance of the Debentures, we entered into a Registration Rights Agreement, in which a registration statement registering the resale of the common stock into which the Debentures are convertible and for which the Warrants are exercisable, as well as certain other shares of our common stock (“Registration Statement”), was required to be filed with the Securities and Exchange Commission (“SEC”) no later than April 13, 2007 and be declared effective by the SEC no later than May 28, 2007 if there is no SEC review of the Registration Statement, and June 27, 2007 if there is an SEC review. Failure to meet these deadlines was to result in liquidated damages of 2% of the aggregate purchase price of the Debentures and Warrants per month, pro rated for partial periods. We filed the Registration Statement on June 1, 2007, but the Registration Statement did not become effective until September 25, 2007. The accrual amount of liquidated damages was $345,017 at September 30, 2007.

Critical Accounting Policies

In preparing the consolidated financial statements in accordance with accounting principles generally accepted in the United States, we make estimates and assumptions about the effect of matters that are inherently uncertain and may change in subsequent periods. The resulting accounting estimates will, by definition, vary from the related actual results. We consider the following to be the most critical accounting policies:

▪
Revenue recognition: Our revenues include sales of bio-pharmaceutical and veterinary products in China. Sales are recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectibility is reasonably assured. Sales are presented net of value added tax (VAT). No return allowance is made as product returns are insignificant based on historical experience.

(a)	Credit sales: Revenue is recognized when the products have been delivered to the customers.

(b)	Full payment before delivering: Revenue is recognized when the products have been delivered to customers.

▪
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

▪
The Debentures and the Warrants: We have adopted APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, FAS 133, EITF-98-5, and EITF-00-27, for valuation and accounting treatment of the Debentures and Warrants.

▪	Liquidated damages: We have adopted FAS 5 and EITF 00-19-2 in connection with the liquidated damages we are accruing pursuant to the terms of the Registration Rights Agreement.

Results of Operations - Three month period ended September 30, 2007 as compared to three month period ended September 30, 2006

REVENUES. All of our revenue is derived from the sale of bio-pharmaceutical and veterinary products in the PRC. During the three months ended September 30, 2007, we had revenues of $5,448,561 as compared to revenues of $3,558,344 during the three months ended September 30, 2006, an increase of approximately 53.12%. Our customers tend to use more and more products that are used in livestock and poultry breeding for the promotion of growth and the prevention of diseases. The demand for our products for livestock and poultry feeding and immunization has soared in the recent quarter. In particular, among other products, our sales of “multi-enzymeamine” series, which are used in livestock and poultry breeding for the promotion of growth and prevention of disease, increased by 204% to $218,100 for the three months ended September 30, 2007, from $71,659 for the three months ended September 30, 2006. Meanwhile, our marketing strategy is to continue to develop and launch more new products into the market. During the third quarter, more than 20 new products were put into the market. In particular, among these new products, new veterinary medicine products account for revenue of $1,463,128 to our Company. We expect that our sales will continue to grow as we continue to strengthen our sales force and bring more new products to the market.

GROSS PROFIT. Cost of goods sold, which consists of raw materials, direct labor, and manufacturing overhead, was $2,268,344 for the three months ended September 30, 2007 as compared to $1,928,606 for the three months ended September 30, 2006. Gross profit was $3,180,217 for the three months ended September 30, 2007 as compared to $1,629,738 for the three months ended September 30, 2006, representing gross profit margins of approximately 58.37% and 45.80%, respectively. The increase in our gross profit margins is attributable to (a) the introduction of new high demand products that have higher gross profit margins, and (b) the improvement in manufacturing techniques and the adaption of new technologies that cause equipment and machinery to operate more efficiently. These improvements also allowed us to use raw materials more efficiently thereby reducing waste, and we subsequently experienced a significant decrease in raw material costs.

SELLING EXPENSES. Selling expenses, which consist of commissions, advertising and promotion expenses, freight charges, and salaries totaled $176,438 for the three months ended September 30, 2007 as compared to $125,793 for the three months ended September 30, 2006, an increase of approximately 40.26%. This increase is primarily attributable to our expanding sales team and activities, which is, in turn, reflected in our increased sales. We believe that our selling expenses will continue to increase as our sales continue to grow.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled $286,571 for the three months ended September 30, 2007, as compared to $167,306 for the three months ended September 30, 2006, an increase of approximately 71.29%. This increase is primarily attributable to the additional legal, accounting, and other professional services that were needed to stay compliant as a U.S. public company. Our subsidiary in Xi’an, China had no significant increase in administrative expenses due to good management controls.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs, which consist of salaries, professional fees, and technical support fees, totaled $117,605 for the three months ended September 30, 2007, as compared to $19,372 for the three months ended September 30, 2006, an increase of approximately 507.08%. This significant increase is primarily attributable to our agreements with certain experts who provide professional technical services and support for research and development of our existing and new products.

AMORTIZATION OF DEFERRED COMPENSATION. Amortization of deferred compensation expense totaled $101,345 for the three months ended September 30, 2007, as compared to $316,077 for the three months ended September 30, 2006. This expense was incurred as a result of our Company’s 2006 Consultant Stock Plan under which 1,199,648 shares of common stock are available for issuance with respect to awards granted to independent consultants who are crucial to the growth and success of the future growth of our Company.

INCOME FROM OPERATIONS. We recorded income of $2,498,258 from operations for the three months ended September 30, 2007 as compared to income of $1,001,190 for the same period in 2006, representing an increase of approximately 149.53%. The increase is mainly due to an increase in sales of our products, including our products with higher gross profit margins.

NET INCOME. We had net income of $1,071,922 for the three months ended September 30, 2007 as compared to net income of $799,657 for the three months ended September 30, 2006, an increase of approximately 34.05%. The increase in net income is largely attributable to (a) the decrease in amortization of deferred compensation, and (b) an increase in sales. For the three months ended September 30, 2007, the total interest expense was $827,639. Our management believes that net income will increase as our sales increase in the coming quarters.

Results of Operations - Nine month period ended September 30, 2007 as compared to nine month period ended September 30, 2006

REVENUES. All of our revenue is derived from the sale of bio-pharmaceutical and veterinary products in the PRC. During the nine months ended September 30, 2007, we had revenues of $10,190,830 as compared to revenues of $7,315,779 during the nine months ended September 30, 2006, an increase of approximately 39.30%. This increase is mainly attributable to the increase in the number of promotional activities we carried out during the first nine months of 2007. Our customers tend to use more and more products that are used in livestock and poultry breeding for the promotion of growth and the prevention of diseases. The demand for our products for livestock and poultry feeding and immunization has soared in the recent quarter. In particular, sales of our “multi-enzymeamine” series, which are used in livestock and poultry breeding for the promotion of growth and prevention of disease, increased by 271.44% to $584,241 for the nine months ended September 30, 2007 from $157,292 for the nine months ended September 30, 2006. Meanwhile, our marketing strategy is to continue to develop and launch more new products into the market. During the second and third quarter of 2007, 38 new products entered the market, including veterinary medicines and feed additives. All of these new products account for revenue of $4,954,468 to our company. We believe that our sales will continue to grow because we are strengthening our sales force and plan on launching more new products.

GROSS PROFIT. Cost of goods sold, which consists of raw materials, direct labor, and manufacturing overhead, was $4,376,670 for the nine months ended September 30, 2007 as compared to $3,955,340 for the nine months ended September 30, 2006. Gross profit was $5,814,160 for the nine months ended September 30, 2007 as compared to $3,360,439 for the nine months ended September 30, 2006, representing gross profit margins of approximately 57.05% and 45.93%, respectively. The increase in our gross profit margins is attributable to (a) the introduction of new high demand products that have higher gross profit margins, and (b) the improvement in manufacturing techniques and the adoption of new technologies that cause equipment and machinery to operate more efficiently. These improvements also allowed us to use raw materials more efficiently thereby reducing waste. and we subsequently experienced a significant decrease in raw material costs.

SELLING EXPENSES. Selling expenses, which consist of commission, advertising and promotion expenses, freight charges, and salaries totaled $434,005 for the nine months ended September 30, 2007 as compared to $269,275 for the nine months ended September 30, 2006, an increase of approximately 61.18%. This increase is primarily attributable to our expanding sales team and activities, which is, in turn, reflected in our increased sales. We believe that our selling expenses will continue to increase as our sales continue to grow.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled $1,008,193 for the nine months ended September 30, 2007, as compared to $478,378 for the nine months ended September 30, 2006, an increase of approximately 110.75%. This increase is primarily attributable to legal and accounting fees incurred as a U.S. public company and other consulting fees relating to financing activities and sales and marketing activities to promote the public recognition of our products. Our subsidiary in Xi’an, China had no significant increase in administrative expenses due to good management controls.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs, which consist of salaries, professional fees, and technical support fees, totaled $224,486 for the nine months ended September 30, 2007, as compared to $124,458 for the nine months ended September 30, 2006, an increase of approximately 80.37%. This increase is primarily attributable to our agreements with certain experts who provide professional technical services and support for research and development of our existing and new products.

AMORTIZATION OF DEFERRED COMPENSATION. Amortization of deferred compensation expense totaled $563,619 for the nine months ended September 30, 2007, as compared to $657,222 for the nine months ended September 30, 2006. This expense was incurred as a result of our Company’s 2006 Consultant Stock Plan under which 1,199,648 shares of common stock are available for issuance with respect to awards granted to independent consultants who are crucial to the growth and success of the future growth of our Company.

INCOME FROM OPERATIONS. We recorded income of $3,583,857 from operations for the nine months ended September 30, 2007 as compared to income of $1,831,106 for the same period in 2006, representing an increase of approximately 95.72%. The increase is mainly due to increase sales with higher gross profit margin.

NET INCOME. We had net income of $849,513 for the nine months ended September 30, 2007 as compared to net income of $1,436,892 for the nine months ended September 30, 2006, a decrease of approximately 40.88%. The decrease in net income is largely attributable to (a) the amortization of the expenses relating to the convertible debentures, warrants, interest, and financing costs pursuant to the Securities Purchase Agreement, and (b) additional professional services required as a U.S. public company. The total interest expense was $1,694,154 for the nine months ended September 30, 2007. Our management believes that net income will increase as our sales increase in the coming quarters.

Liquidity

For the nine months ended September 30, 2007, cash used in operating activities was $1,894,357 as compared to $264,703 cash generated from operating activities for the nine months ended September, 2006. The decrease is primarily attributable to (a) a bulk purchase of raw materials, which was used for the production in the second and third quarter, (b) an increased prepayment to suppliers to ensure low purchase price of certain raw materials, (c) the increase in other receivables from related parties incurred as a result of our international fund transfer activities further described in detail in Note 16 of the accompanying footnotes to the consolidated financial statements.

We used $926,660 for the nine months ended September 30, 2007, as compared to $1,162,813, in investing activities for the nine months ended September 30, 2006. The expenditure in investing activities for 2007 consisted of, among other things, payment of $373,629 for the purchase of equipment as the construction of one of our new plant had been in full swing and was completed at the end of second quarter of 2007. We also extended interest bearing loans in the aggregate amount of $553,031 to unrelated third parties to secure good business relationships.

From financing activities, we generated $2,889,219 for the nine months ended September 30, 2007 as compared to $890,737 generated from the nine months ended September 30, 2006. The increase in cash generated from financing activities is mainly attributable to the issuance of convertible debentures and warrants from the Securities Purchase Agreement further discussed in detail in Note 11 of the accompanying footnotes to the consolidated financial statements.

As of September 30, 2007, we had cash of $262,212. Our total current assets were $7,685,398, and our total current liabilities were $2,022,737, which resulted in a net working capital of $5,662,661. This indicates that we have the ability to meet cash requirements for our operations in order to continue as a going concern.

Management believes that our ability to continue as a going concern is dependent upon our ability to maintain profitable operations and to obtain additional financing or refinancing as may be required. Management also believes that we will generate sufficient cash flows to meet our obligations on a timely basis in the foreseeable future.

Capital Resources

We received gross proceeds in the amount of $4.075 million from the above mentioned Securities Purchase Agreement on March 9, 2007. Of the capital raised, we estimate that $2,000,000 will be spent on the construction of a new plant, $1,000,000 will be spent on research and development of new products, and any remaining balance will be used to expand our sales network and as a reserve for our working capital needs.

One of our manufacturing plants obtained a Good Manufacturing Practice (“GMP”) certificate and was fully operational at the end of second quarter of 2007. We have obtained product serial permit numbers for 60 products, which resulted in higher sales revenue and profit margins for us in the third quarter of 2007.

Plan of Operations

Over the next 12 months, we plan to continue to market and sell our current products and to develop new products.

In 2003, we received approval from the State Council of China to expand our production facilities and construct a new GMP standard plant. The entire expansion project will cost approximately RMB69,410,000 ($8,500,000). Our total investment in this project includes approximately $7,000,000 for the facilities and $1,500,000 for working capital. The construction work commenced in late 2004, and we completed one manufacturing plant during the second quarter of 2007, which began operations in full capacity in May 2007. The remaining plant in the construction project is expected to be completed in early 2008. We anticipate that the new factory will generate sufficient cash flows; thus, management has concluded that there is no impairment loss on the construction in progress.

Product Research and Development

We believe that Xian Tianxing will continue developing new products including bio-pharmaceutical products for animal immunization, non-pathogenic micro-organisms for the cure and prevention of livestock disease, complex enzyme preparations as animal feed additives, and other veterinary medicine products within the next 12 months.

Off-Balance Sheet Arrangements

As of the date of this report, we do not have any outstanding financial guarantees or commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholders’ equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity, or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk, or credit support to us or engages in leasing, hedging, or research and development services with us.

Exchange Rates

Xian Tianxing maintains its books and records in Renminbi (“RMB”), the lawful currency of the PRC. In general, for consolidation purposes, we translate Xian Tianxing’s assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period. Adjustments resulting from the translation of Xian Tianxing’s financial statements are recorded as accumulated other comprehensive income.

Until July 21, 2005, the RMB had been pegged to the U.S. dollar at the rate of RMB8.30: US$1.00. On July 21, 2005, the PRC government reformed the exchange rate system into a managed floating exchange rate system based on market supply and demand with reference to a basket of currencies. In addition, the exchange rate of RMB to the U.S. dollar was adjusted to RMB8.11: US$1.00 as of July 21, 2005. The People’s Bank of China announces the closing price of a foreign currency such as the U.S. dollar traded against the RMB in the inter-bank foreign exchange market after the closing of the market on each working day, which will become the unified exchange rate for trading against the RMB on the following working day. The daily trading price of the U.S. dollar against the RMB in the inter-bank foreign exchange market is allowed to float within a band of 0.3% around the unified exchange rate published by the People’s Bank of China. This quotation of exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People’s Bank of China. Approval of foreign currency payments by the Bank of China or other institutions require submitting a payment application form together with invoices, shipping documents, and signed contracts.

The exchange rates used to translate amounts in RMB into U.S. dollars for the purposes of preparing the consolidated financial statements or otherwise stated in this management discussion and analysis were as follows:

•	Assets and liabilities at September 30, 2007 were translated at a rate of RMB1 to USD0.1334.

•
Statements of operations and cash flows for the nine months ended September 30, 2007 were translated at a rate of RMB1 to USD0.13064 and at a rate of RMB1 to USD0.12498 for the nine months ended September 30, 2006.

No representation is made that RMB amounts have been, or would be, converted into U.S. dollars at the above rates.

Inflation

We believe that inflation has not had a material effect on our operations to date.

RISK FACTORS

Factors That May Affect Future Performance

Our Limited Operating History Makes it Difficult to Evaluate our Future Prospects and Results of Operations

We have a limited operating history. Xian Tianxing commenced operations in 1997 and first achieved profitability in the quarter ended 1999. Accordingly, you should consider our future prospects in light of the risks and uncertainties experienced by early stage companies in evolving industries such as the bio-pharmaceutical industry in China. Some of these risks and uncertainties relate to our ability to:

▪	maintain our position as one of the market leaders in China;

▪	offer new and innovative products to attract and retain a larger customer base;

▪	attract additional customers and increase spending per customer;

▪	increase awareness of our brand and continue to develop user and customer loyalty;

▪	respond to competitive market conditions;

▪	respond to changes in our regulatory environment;

▪	manage risks associated with intellectual property rights;

▪	maintain effective control of our costs and expenses;

▪	raise sufficient capital to sustain and expand our business;

▪	attract, retain, and motivate qualified personnel; and

▪	upgrade our technology to support additional research and development of new products.

If we are unsuccessful in addressing any of these risks and uncertainties, our business may be materially and adversely affected.

We May Need to Obtain Additional Financing to Execute Our Business Plan

The revenues from the production and sale of bio-pharmaceutical products and the projected revenues from these products are not adequate to support our expansion and product development programs. Despite our recent financing, we may need additional funds to complete our new production facilities; pursue further research and development; obtain regulatory approvals; file, prosecute, defend, and enforce our intellectual property rights; and market our products. Should such need arise, we will seek additional funds through public or private equity or debt financing, strategic transactions, and/or from other sources. We could enter into collaborative arrangements for the development of particular products that would lead to our relinquishing some or all rights to the related technology or products.

There are no assurances that future funding will be available on favorable terms or at all. If additional funding is not obtained, we will need to reduce, defer, or cancel development programs, planned initiatives, or overhead expenditures, to the extent necessary. The failure to fund our capital requirements could have a material adverse effect on our business, financial condition, and results of operations.

Our Success Depends On Collaborative Partners, Licensees and Other Third Parties Over Whom We Have Limited Control

Due to the complexity of the process of developing bio-pharmaceuticals, our core business depends on arrangements with bio-pharmaceutical institutes, corporate and academic collaborators, licensors, licensees, and others for the research, development, clinical testing, technology rights, manufacturing, marketing, and commercialization of our products. We have various research collaborations and outsource other business functions. Our license agreements could obligate us to diligently bring potential products to market, make milestone payments and royalties that, in some instances, could be substantial, and incur the costs of filing and prosecuting patent applications. There are no assurances that we will be able to establish or maintain collaborations that are important to our business on favorable terms, or at all.

A number of risks arise from our dependence on collaborative agreements with third parties. Product development and commercialization efforts could be adversely affected if any collaborative partner:

▪	terminates or suspends its agreement with us;

▪	causes delays;

▪	fails to timely develop or manufacture in adequate quantities a substance needed in order to conduct clinical trials;

▪	fails to adequately perform clinical trials;

▪	determines not to develop, manufacture or commercialize a product to which it has rights; or

▪	otherwise fails to meet its contractual obligations.

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

Other companies may independently develop similar products and design around any patented products we develop. We cannot assure you that:

▪	any of our patent applications will result in the issuance of patents;

▪	we will develop additional patentable products;

▪	the patents we have been issued will provide us with any competitive advantages;

▪	the patents of others will not impede our ability to do business; or

▪	third parties will not be able to circumvent our patents.

A number of pharmaceutical, biotechnology, research and academic companies, and institutions have developed technologies, filed patent applications, or received patents on technologies that may relate to our business. If these technologies, applications, or patents conflict with ours, the scope of our current or future patents could be limited or our patent applications could be denied. Our business may be adversely affected if competitors independently develop competing technologies, especially if we do not obtain, or obtain only narrow, patent protection. If patents that cover our activities are issued to other companies, we may not be able to obtain licenses at a reasonable cost, or at all, develop our technology, or introduce, manufacture, or sell the products we have planned.

Patent litigation is becoming widespread in the biotechnology industry. Such litigation may affect our efforts to form collaborations, to conduct research or development, to conduct clinical testing, or to manufacture or market any products under development. There are no assurances that our patents would be held valid or enforceable by a court or that a competitor’s technology or product would be found to infringe our patents in the event of patent litigation. Our business could be materially affected by an adverse outcome to such litigation. Similarly, we may need to participate in interference proceedings declared by the U.S. Patent and Trademark Office or equivalent international authorities to determine priority of invention. We could incur substantial costs and devote significant management resources to defend our patent position or to seek a declaration that another company’s patents are invalid.

Much of our know-how and technology may not be patentable, though it may constitute trade secrets. There are no assurances that we will be able to meaningfully protect our trade secrets. We cannot assure you that any of our existing confidentiality agreements with employees, consultants, advisors, or collaborators will provide meaningful protection for our trade secrets, know-how, or other proprietary information in the event of any unauthorized use or disclosure. Collaborators, advisors, or consultants may dispute the ownership of proprietary rights to our technology, for example by asserting that they developed the technology independently.

We May Encounter Difficulties in Manufacturing our Products

Before our products can be profitable, they must be produced in commercial quantities in a cost-effective manufacturing process that complies with regulatory requirements, including GMP, production, and quality control regulations. If we cannot arrange for or maintain commercial-scale manufacturing on acceptable terms, or if there are delays or difficulties in the manufacturing process, we may not be able to conduct clinical trials, obtain regulatory approval, or meet demand for our products. Production of our products could require raw materials which are scarce or which can be obtained only from a limited number of sources. If we are unable to obtain adequate supplies of such raw materials, the development, regulatory approval, and marketing of our products could be delayed.

We May Need More Clinical Trials or Take More Time to Complete Our Clinical Trials Than We Have Planned

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

We rely on collaborators, including academic institutions, governmental agencies, and clinical research organizations, to conduct, supervise, monitor, and design some or all aspects of clinical trials involving our products. Since these trials depend on governmental participation and funding, we have less control over their timing and design than trials we sponsor. Delays in or failure to commence or complete any planned clinical trials could delay the ultimate timeliness of our product releases. Such delays could reduce investor confidence in our ability to develop products, which may cause our share price to decrease.

We May Be Unable to Obtain the Regulatory Approvals or Clearances Necessary to Commercialize Our Products

The PRC and other countries impose significant statutory and regulatory obligations upon the manufacture and sale of bio-pharmaceutical products. Each regulatory authority typically has a lengthy approval process in which it examines pre-clinical and clinical data and the facilities in which the product is manufactured. Regulatory submissions must meet complex criteria to demonstrate the safety and efficacy of the ultimate product. Addressing these criteria requires considerable data collection, verification, and analysis. We may spend time and money preparing regulatory submissions or applications without assurances as to whether they will be approved on a timely basis or at all.

Our product candidates, some of which are currently in the early stages of development, will require significant additional development and pre-clinical and clinical testing prior to their commercialization. These steps and the process of obtaining required approvals and clearances can be costly and time-consuming. If our potential products are not successfully developed, cannot be proven to be safe and effective through clinical trials, or do not receive applicable regulatory approvals and clearances, or if there are delays in the process:

▪	the commercialization of our products could be adversely affected;

▪	any competitive advantages of the products could be diminished; and

▪	revenues or collaborative milestones from the products could be reduced or delayed.

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

In manufacturing our products we will be required to comply with applicable good manufacturing practices regulations, which include requirements relating to quality control and quality assurance, as well as the maintenance of records and documentation. If we cannot comply with regulatory requirements, including applicable good manufacturing practice requirements, we may not be allowed to develop or market the product candidates. If we or our manufacturers fail to comply with applicable regulatory requirements at any stage during the regulatory process, we may be subject to sanctions, including fines, product recalls or seizures, injunctions, refusal of regulatory agencies to review pending market approval applications or supplements to approve applications, total or partial suspension of production, civil penalties, withdrawals of previously approved marketing applications, and criminal prosecution.

Competitors May Develop and Market Bio-pharmaceutical Products That Are Less Expensive, More Effective, or Safer, Making Our Products Obsolete or Uncompetitive

Some of our competitors and potential competitors have greater product development capabilities and financial, scientific, marketing, and human resources than we do. Technological competition from biopharmaceutical companies and biotechnology companies is intense and is expected to increase. Other companies have developed technologies that could be the basis for competitive products. Some of these products have an entirely different approach or means of accomplishing the desired curative effect than products we are developing. Alternative products may be developed that are more effective, work faster, and are less costly than our products. Competitors may succeed in developing products earlier than us, obtaining approvals and clearances for such products more rapidly than us, or developing products that are more effective than ours.  In addition, other forms of treatment may be competitive with our products. Over time, our technology or products may become obsolete or uncompetitive.

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

To directly market and distribute our bio-pharmaceutical products, we or our collaborators require a marketing and sales force with appropriate technical expertise and supporting distribution capabilities. We may not be able to further establish sales, marketing, and distribution capabilities or enter into arrangements with third parties on acceptable terms. If we or our partners cannot successfully market and sell our products, our ability to generate revenue will be limited.

Our Operations and the Use of Our Products Could Subject Us to Damages Relating to Injuries or Accidental Contamination

Our research and development processes involve the controlled use of hazardous materials. We are subject to federal, provincial, and local laws and regulations governing the use, manufacture, storage, handling, and disposal of such materials and waste products. The risk of accidental contamination or injury from handling and disposing of such materials cannot be completely eliminated. In the event of an accident involving hazardous materials, we could be held liable for resulting damages.  We are not insured with respect to this liability. Such liability could exceed our resources. In the future we could incur significant costs to comply with environmental laws and regulations.

If We Were Successfully Sued For Product Liability, We Could Face Substantial Liabilities That May Exceed Our Resources.

We may be held liable if any product we develop, or any product that is made using our technologies, causes injury or is found unsuitable during product testing, manufacturing, marketing, sale, or use. These risks are inherent in the development of agricultural and bio-pharmaceutical products. We currently do not have product liability insurance insuring us with respect to this liability. If we choose to obtain product liability insurance but cannot obtain sufficient insurance coverage at an acceptable cost or otherwise protect against potential product liability claims, the commercialization of products that we develop may be prevented or inhibited. If we are sued for any injury caused by our products, our liability could exceed our total assets.

We Have No Business Liability or Disruption Insurance Coverage

The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited business insurance products. We do not have any business liability or disruption insurance coverage for our operations in China. Any business disruption, litigation, or natural disaster may result in our incurring substantial costs and the diversion of our resources.

Our Success Depends On Attracting and Retaining Qualified Personnel

We depend on a core management and scientific team. The loss of any of these individuals could prevent us from achieving our business objective of commercializing our product candidates. Our future success will depend in large part on our continued ability to attract and retain other highly qualified scientific, technical, and management personnel, as well as personnel with expertise in clinical testing and government regulation. We face competition for personnel from other companies, universities, public and private research institutions, government entities, and other organizations. If our recruitment and retention efforts are unsuccessful, our business operations could suffer.

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

The PRC government has broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business and other licenses and requiring actions necessary for compliance. In particular, licenses and permits issued or granted to us by relevant governmental bodies may be revoked at a later time by higher regulatory bodies. We cannot predict the effect of the interpretation of existing or new PRC laws or regulations on our businesses. We cannot assure you that our current ownership and operating structure would not be found in violation of any current or future PRC laws or regulations. As a result, we may be subject to sanctions, including fines, and could be required to restructure our operations or cease to provide certain services. Any of these or similar actions could significantly disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which could materially and adversely affect our business, financial condition, and results of operations.

We May be Adversely Affected by Complexity, Uncertainties and Changes in PRC Regulation of Bio-pharmaceutical Business and Companies, Including Limitations on Our Ability To Own Key Assets.

The PRC government regulates the bio-pharmaceutical industry including foreign ownership of, and the licensing and permit requirements pertaining to, companies in the bio-pharmaceutical industry. These laws and regulations are relatively new and evolving, and their interpretation and enforcement involve significant uncertainty. As a result, in certain circumstances it may be difficult to determine what actions or omissions may be deemed to be a violation of applicable laws and regulations. Issues, risks, and uncertainties relating to PRC government regulation of the bio-pharmaceutical industry include the following:

▪	we only have contractual control over Xian Tianxing. We do not own it due to the restriction of foreign investment in Chinese businesses; and

▪
uncertainties relating to the regulation of the bio-pharmaceutical business in China, including evolving licensing practices, means that permits, licenses or operations at our company may be subject to challenge. This may disrupt our business, or subject us to sanctions, requirements to increase capital, or other conditions or enforcement, or compromise enforceability of related contractual arrangements, or have other harmful effects on us.

The interpretation and application of existing PRC laws, regulations, and policies and possible new laws, regulations or policies have created substantial uncertainties regarding the legality of existing and future foreign investments in, and the businesses and activities of, bio-pharmaceutical businesses in China, including our business.

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

Since PRC law limits foreign equity ownership in bio-pharmaceutical companies in China, we operate our business through Xian Tianxing. We have no equity ownership interest in Xian Tianxing and rely on contractual arrangements to control and operate such businesses. These contractual arrangements may not be as effective in providing control over Xian Tianxing as direct ownership. For example, Xian Tianxing could fail to take actions required for our business despite its contractual obligation to do so. If Xian Tianxing fails to perform under their agreements with us, we may have to rely on legal remedies under PRC law, which may not be effective. In addition, we cannot assure you that either of Xian Tianxing’s shareholders will always act in our best interests.

The Chairman of the Board of Directors of Xian Tianxing has Potential Conflicts of Interest With Us, Which May Adversely Affect Our Business.

Weibing Lu, our Chief Executive Officer, is also the Chairman of the Board of Directors of Xian Tianxing. Conflicts of interests between his duties to our company and Xian Tianxing may arise. As Mr. Lu is a director and executive officer of our company, he has a duty of loyalty and care to us under U.S. and Cayman Islands law when there are any potential conflicts of interests between our company and Xian Tianxing. We cannot be assured that however, that when conflicts of interest arise, Mr. Lu will act completely in our interests or that conflicts of interests will be resolved in our favor. In addition, Mr. Lu could violate his legal duties by diverting business opportunities from us to others. If we cannot resolve any conflicts of interest between us and Mr. Lu, we would have to rely on legal proceedings, which could result in the disruption of our business.

Risks Related to Doing Business in China

Adverse Changes in Economic and Political Policies of the PRC Government Could Have a Material Adverse Effect on the Overall Economic Growth of China, Which Could Adversely Affect Our Business.

Substantially all of our business operations are conducted in China. Accordingly, our results of operations, financial condition, and prospects are subject to a significant degree to economic, political, and legal developments in China. China’s economy differs from the economies of most developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate, control of foreign exchange, and allocation of resources. While the PRC economy has experienced significant growth in the past 20 years, growth has been uneven across different regions and among various economic sectors of China. The PRC government has implemented various measures to encourage economic development and guide the allocation of resources. Some of these measures benefit the overall PRC economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us. Since early 2004, the PRC government has implemented certain measures to control the pace of economic growth. Such measures may cause a decrease in the level of economic activity in China, which in turn could adversely affect our results of operations and financial condition.

If PRC Law Were to Phase Out the Preferential Tax Benefits Currently Being Extended to Foreign Invested Enterprises and “New or High-Technology Enterprises” Located in a High-tech Zone, We Would Have to Pay More Taxes, Which Could Have a Material and Adverse Effect on Our Financial Condition and Results of Operations.

Under PRC laws and regulations, a foreign invested enterprise may enjoy preferential tax benefits if it is registered in a high-tech zone and also qualifies as “new or high-technology enterprise.” As a foreign invested enterprise as well as a certified “new or high-technology enterprise” located in a high-tech zone in Xian, the Company has been approved as a new technology enterprise and under PRC income tax laws, it is entitled to a preferential tax rate of 15%. If the PRC law were to phase out preferential tax benefits currently granted to “new or high-technology enterprises” and technology consulting services, we would be subject to the standard statutory tax rate, which currently is 33%, and we would be unable to obtain business tax refunds for our provision of technology consulting services. Loss of these preferential tax treatments could have a material and adverse effect on our financial condition and results of operations.

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

Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their nonbinding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until some time after the violation. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management’s attention.

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

Other Risks Associated with the Company

If We Fail to Maintain an Effective System of Internal Controls, We May Not be Able to Accurately Report our Financial Results or Prevent Fraud.

We are subject to reporting obligations under the U.S. securities laws. The Securities and Exchange Commission, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company’s internal controls over financial reporting in its annual report, which contains management’s assessment of the effectiveness of the company’s internal controls over financial reporting. In addition, an independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. Management may conclude that our internal controls over financial reporting are ineffective. Moreover, even if management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may still decline to attest to management’s assessment or may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated, or reviewed, or if it interprets the relevant requirements differently from us. Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources, and systems for the foreseeable future. Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our stock. Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

ITEM 3.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our chief executive officer (principal executive officer) and chief financial officer (principal financial officer) have assessed the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act of 1934 Rule 13a-15(e) as of the end of the period covered by this report. Based on such assessment, they have concluded that our internal control over financial reporting was effective as of September 30, 2007.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Gregory Evans v. The Cyber Group Network Corp., et al. (District Court, Clark County, State of Nevada, Case No. A513378).  On or about November 18, 2005, Gregory Evans (“Plaintiff”) filed suit against the Company, R. Scott Cramer, Steve Lowe and David Wassung (“Defendants”) in State of Nevada District Court in Clark County, Nevada, alleging causes of action for “Refusing to Call Vote of Shareholders” and “Conversion.” We have not been served with a summons or complaint in the matter. We deny the Plaintiff’s claims and intend to vigorously defend against them if such complaint is properly served on us.

Andrew Chien v. Skystar Bio-Pharmaceutical Company, et. al. (US. District Court, District of Connecticut, Case No. 3:2007cv00781). On or around May 2007, Andrew Chien (“Plaintiff”) filed suit against the Company, R. Scott Cramer, Steve Lowe, David Wassung, and Weibing Lu (“Defendants”) in United States District Court for the District of Connecticut, alleging causes of action for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Service has been consented to on behalf of all Defendants except Weibing Lu, a resident of China.  The Defendants deny all claims and intend to vigorously defend against them.

Other than the legal proceeding described above, we are not aware of any legal proceedings in which purchasers, any director, officer, or any owner of record or beneficial owner of more than five percent of any class of voting securities of the Company, or any affiliate of purchaser, or of any such director, officer, affiliate of the Company, or security holder, is a party adverse to Company or has a material interest adverse to the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

2.1	Share Purchase Agreement by and between The Cyber Group Network, Inc. and Howard L. Allen and Donald G. Jackson (shareholders of Hollywood Entertainment Network, Inc.) dated May 12, 2000 (1)

2.2	Plan of Merger Agreement between The Cyber Group Network Corp. and CGN Acquisitions Corporation dated December 7, 2000 (2)

2.3
Share Exchange Agreement between The Cyber Group Network Corporation, R. Scott Cramer, Steve Lowe, David Wassung and Skystar Bio-Pharmaceutical, and the Skystar Shareholders dated September 20, 2005 (3)

3.1	Charter of The Cyber Group Network Corporation as filed with the State of Nevada (4)

3.2	Certificate of Amendment and Certificate of Change (5)

3.3	Company Bylaws (6)

10.1	Form of Securities Purchase Agreement, dated as of February 26, 2007 by and among the Company and the Purchasers (7)

10.2	Form of Class A Convertible Debenture (7)

10.3	Form of Class B Convertible Debenture (7)

10.4	Form of Class A Warrant (7)

10.5	Form of Class B Warrant (7)

10.6	Form of Registration Rights Agreement, dated as of February 26, 2007 by and among the Company and the Purchasers (7)

10.7	Form of Company Principal Lockup Agreement (7)

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (8)

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (8)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (8)

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (8)

(1)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on June 1, 2000.
(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A filed on January 12, 2001.
(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 26, 2005.
(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 14, 2005.
(5)	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB filed on April 17, 2006.
(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K on December 21, 2005.
(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 5, 2007.
(8)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKYSTAR BIO-PHARMACEUTICAL COMPANY
(Registrant)
November 14, 2007
	By:	/s/ Weibing Lu
Weibing Lu Chief Executive Officer (Principal Executive Officer)

November 14, 2007
	By:	/s/ Erna Gao
Erna Gao Chief Financial Officer (Principal Financial and Accounting Officer)