Form 10-K
period 2007-12-31
SKYSTAR BIO-PHARMACEUTICAL CO
filed 2008-04-02
CIK 1076939

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Registrant’s telephone number: (8629) 8819-3188

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained herein, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of June 29, 2007, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $18 million based on a closing price of $1.48 per share of common stock as reported on the Over-the-Counter Bulletin Board on such date.

On March 25, 2008, we had 17,111,200 shares of common stock issued and outstanding.

TABLE OF CONTENTS
TO ANNUAL REPORT ON FORM 10-KSB
FOR YEAR ENDED DECEMBER 31, 2006

i

CAUTION REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements usually contain the words “estimate,” “anticipate,” “believe,” “expect,” or similar expressions, and are subject to numerous known and unknown risks and uncertainties. In evaluating such statements, prospective investors should carefully review various risks and uncertainties identified in this Report, including the matters set forth under the captions “Risk Factors” and in the Company’s other SEC filings. These risks and uncertainties could cause the Company’s actual results to differ materially from those indicated in the forward-looking statements. The Company undertakes no obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risks Relating to Our Business” below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the SEC. You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room, 100 F. Street, NE, Washington, D.C. 20549 on official business days during the hours of 10 a.m. to 3 p.m. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including the Company.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this annual report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

PART I

ITEM 1. BUSINESS

Overview

Skystar Bio-Pharmaceutical Company (sometimes referred to in this Annual Report as “Skystar”, “Company”, “we” or “our”) is a developer, manufacturer and distributor of vaccines and medicines for poultry, birds, livestock and domestic pets in the People’s Republic of China (“PRC”). Our business divisions include a veterinary bio-pharmaceutical products division, a veterinary drugs division, a fodder or feed additive division, and a microorganism preparation division. Our products, which are produced at a state-of-the-art facility in Xian by our Chinese affiliated company, Xian Tianxing Bio-Pharmaceutical Co., Ltd. (“Xian Tianxing”), are currently available in 29 provinces throughout China.

Corporate Organization and History

We were originally incorporated in Nevada under the name “Hollywood Entertainment Network, Inc.” on September 24, 1998 with a principal business objective to operate as an independent film company in the business of motion picture production and distribution. On May 23, 2000, we underwent a reverse merger and abandoned this enterprise to become a developer of computer security software and hardware and changed our name to The Cyber Group Network Corporation to reflect this change in business. Effective February 15, 2006, in connection with the share exchange transaction described below, we changed our name from The Cyber Group Network Corporation to our present name Skystar Bio-Pharmaceutical Company.

On September 20, 2005, we executed a Share Exchange Agreement (“Exchange Agreement”) by and among R. Scott Cramer, Steve Lowe, David Wassung (all hereinafter collectively referred to as the “CGPN Shareholders”) and the Company on the one hand, and Skystar Bio-Pharmaceutical (Cayman) Holdings Co., Ltd., a Cayman Island Company (“Skystar Cayman”), and the shareholders of 100% of Skystar Cayman’s common stock (the “Skystar Cayman Shareholders”), on the other hand. (This transaction is referred to hereinafter as the “Share Exchange Transaction”). Under the Exchange Agreement, on the closing date, we issued shares of the our series B preferred stock (the “CGPN Shares”) to the Skystar Cayman Shareholders in exchange for 100% of the common stock of Skystar Cayman. The CGPN Shares issued were convertible, in the aggregate, into a number of shares of our common stock that would equal 89.5% of our outstanding common shares if the CGPN Shares were to be converted on the closing date of the Share Exchange Transaction. In addition, on the closing date, Skystar Cayman was to pay the Company an amount equal to $120,000, which was used to pay liabilities of the Company.

The closing of the Share Exchange Transaction occurred on November 7, 2005.  From and after the closing date, our primary operations consist of the operations of Skystar Cayman. The Share Exchange Transaction was accounted for as a reverse merger (recapitalization) with Skystar Cayman deemed to be the accounting acquirer, and us as the legal acquirer. Accordingly, the historical financial information presented in the financial statements are those of Skystar Cayman as adjusted to give effect to any difference in the par value of ours and Skystar Cayman’s stock with an offset to capital in excess of par value. The basis of the assets, liabilities and retained earnings of Skystar Cayman, the accounting acquirer, have been carried over in the recapitalization. Upon the closing of the Share Exchange Transaction, we became a Chinese bio-pharmaceutical company that develops, manufactures and markets a wide range of bio-pharmaceutical and veterinary products.

Skystar Cayman was incorporated under the laws of the Cayman Islands on January 24, 2005. Since incorporation, Skystar Cayman has not conducted any substantive operations of its own and has conducted its primary business operations through its variable interest entity (“VIE”), Xian Tianxing. Chinese law currently has limits on foreign ownership of certain companies. To comply with these foreign ownership restrictions, we operate our bio-pharmaceutical business in China through Xian Tianxing. Xian Tianxing holds the licenses and approvals necessary to operate our bio-pharmaceutical business in China. We have contractual arrangements with Xian Tianxing and its shareholders pursuant to which we provide technology consulting and other general business operation services to Xian Tianxing. Through these contractual arrangements, we also have the ability to substantially influence Xian Tianxing’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval. As a result of these contractual arrangements, which enable us to control Xian Tianxing, we are considered the primary beneficiary of Xian Tianxing. Accordingly, we consolidate Xian Tianxing’s results, assets and liabilities in our financial statements. For a description of these contractual arrangements, see “Contractual Arrangements with Xian Tianxing and its Shareholders” below.

Xian Tianxing was incorporated on July 3, 1997 in the PRC as a limited liability company without shares. The paid-in capital of Xian Tianxing was funded by the majority shareholders of Skystar Cayman. On December 31, 2003, Xian Tianxing restructured from a limited liability company without shares to a joint stock company limited by shares. All of our veterinary products are developed and produced by, and marketed and distributed from, Xian Tianxing. On August 21, 2007, Xian Tianxing invested $66,700 (RMB 500,000) to establish Shanghai Siqiang Biotechnological Company Limited (“Shanghai Siqiang”). Shanghai Siqiang was established in Putuo District, Shanghai, with a registered capital of $66,700 (RMB 500,000) and Xian Tianxing is the 100% shareholder. We established Shanghai Siqiang as a research and development center for Xian Tianxing to engage in research, development, production and sales of feed additives and veterinary disease diagnosis equipments.

On October 16, 2007, all of the issued and outstanding capital stock of Fortunate Time International Ltd., a Hong Kong company (“Fortunate Time”), was acquired from one of our directors, R. Scott Cramer, and Fortunate Time became Skystar Cayman’s wholly owned subsidiary. Fortunate Time has a wholly owned subsidiary, Sida Biotechnology (Xian) Co., Ltd., a PRC limited liability company with registered capital of $5,000,000 (“Sida”). $2,000,000 of the registered capital has been paid through funding from Skystar Cayman, with the remaining balance of $3,000,000 due by July 9, 2009. As of December 31, 2007, neither Fortunate Time nor Sida had engaged in any business activities. For a description of these companies’ activities as of the date of this Annual Report, see “Recent Developments with Respect to the Contractual Arrangements with Xian Tianxing and its Shareholders” below.

Name Change and Increase in Authorized Shares of Common Stock

On December 19, 2005, our board of directors and the majority holders of the Company’s capital stock jointly approved amendments to our Articles of Incorporation by written consent, including: (1) a change of our corporate name to our current name, Skystar Bio-Pharmaceutical Company, (2) a 1-for-397 reverse stock split; and a (3) decrease in the authorized common stock of the Company from 500,000,000 to 50,000,000 shares. The Certificate of Amendment and Certificate of Change to our Articles of Incorporation to effect the name change, reverse split and decrease of authorized shares was filed with Nevada’s Secretary of State on February 15, 2006.

Contractual Arrangements with Xian Tianxing and Its Shareholders

Our relationships with Xian Tianxing and its shareholders are governed by a series of contractual arrangements. PRC law currently has limits on foreign ownership of certain companies. To comply with these foreign ownership restrictions, on October 28, 2005, Skystar Cayman entered into certain exclusive agreements with Xian Tianxing and its shareholders:

Consulting Services Agreement. Pursuant to the exclusive consulting services agreement between Skystar Cayman and Xian Tianxing, Skystar Cayman had the exclusive right to provide to Xian Tianxing general bio-pharmaceutical business operations services as well as consulting services related to the technological research, development, design and manufacturing of bio-pharmaceutical products (the “Services”). Skystar Cayman also sent employees to Xian Tianxing for whom Xian Tianxing bore the costs and expenses. Under this agreement, Skystar Cayman owned the intellectual property rights developed or discovered through research and development providing the Services for Xian Tianxing. Xian Tianxing paid a quarterly consulting service fees in Renminbi (“RMB”) to Skystar Cayman that equal to all of Xian Tianxing’s revenue for such quarter.

Operating Agreement. Pursuant to the operating agreement among Skystar Cayman, Xian Tianxing and the shareholders of Xian Tianxing who collectively hold the majority of the outstanding shares of Xian Tianxing (collectively “Xian’s Majority Shareholders”), Skystar Cayman provided guidance and instructions on Xian Tianxing’s daily operations, financial management and employment issues. The shareholders of Xian Tianxing designated the candidates recommended by Skystar Cayman as their representatives on Xian Tianxing’s board of directors. Skystar Cayman had the right to appoint senior executives of Xian Tianxing. In addition, Skystar Cayman agreed to guarantee Xian Tianxing’s performance under any agreements or arrangements relating to Xian Tianxing’s business arrangements with any third party. Xian Tianxing, in return, agreed to pledge its accounts receivable and all of its assets to Skystar Cayman. Moreover, Xian Tianxing agreed that without the prior consent of Skystar Cayman, Xian Tianxing would not engage in any transactions that could materially affect the assets, liabilities, rights or operations of Xian Tianxing, including, without limitation, incurrence or assumption of any indebtedness, sale or purchase of any assets or rights, incurrence of any encumbrance on any of its assets or intellectual property rights in favor of a third party or transfer of any agreements relating to its business operation to any third party. The term of this agreement was ten (10) years from October 28, 2005, which may be extended only upon Skystar Cayman’s written confirmation prior to the expiration of the this agreement, with the extended term to be mutually agreed upon by the parties.

Equity Pledge Agreement. Under the equity pledge agreement between the shareholders of Xian Tianxing and Skystar Cayman, Xian’s Majority Shareholders pledged all of their equity interests in Xian Tianxing to Skystar Cayman to guarantee Xian Tianxing’s performance of its obligations under the technology consulting agreement. Any breach by Xian Tianxing or Xian’s Majority Shareholders of their respective contractual obligations would have entitled Skystar Cayman, as pledgee, to certain rights, including the right to sell the pledged equity interests. Xian’s Majority Shareholders also agreed that upon occurrence of any event of default, Skystar Cayman would be granted an exclusive, irrevocable power of attorney to take actions in the place and stead of them to carry out the security provisions of the equity pledge agreement and take any action and execute any instrument that Skystar Cayman may deem necessary or advisable to accomplish the purposes of the equity pledge agreement. Xian’s Majority Shareholders agreed not to dispose of the pledged equity interests or take any actions that would prejudice Skystar Cayman’s interest. The equity pledge agreement was to expire two (2) years after Xian Tianxing’s obligations under the exclusive consulting services agreement have been fulfilled.

Option Agreement.  Under the option agreement between the shareholders of Xian Tianxing and Skystar Cayman, the shareholders of Xian Tianxing irrevocably granted Skystar Cayman or its designated person an exclusive option to purchase, to the extent permitted under PRC law, all or part of the equity interests in Xian Tianxing for the cost of the initial contributions to the registered capital or the minimum amount of consideration permitted by applicable PRC law. Skystar Cayman or its designated person had sole discretion to decide when to exercise the option, whether in part or in full. The term of this agreement was ten (10) years from October 28, 2005 and may be extended prior to its expiration by written agreement of the parties.

Proxy Agreement. Pursuant to the proxy agreement among Skystar Cayman, Xian’s Majority Shareholders, and Xian Tianxing, Xian’s Majority Shareholders agreed to entrust all the rights to exercise their voting power to the person(s) appointed by Skystar Cayman, including the attendance at and the voting of Xian’s Majority Shareholders’ shares at the shareholder’s meetings (or by written consent in lieu of meetings) in accordance with applicable laws and Xian Tianxing’s Article of Association, as well as the rights to sell or transfer all or any of their equity interests of the Company, and appoint and vote for the directors and chairman of Xian Tianxing as the authorized representative of the shareholders of Company. The term of this Proxy Agreement was ten (10) years from the October 28, 2005 and may be extended prior to its expiration by written agreement of the parties.

Recent Developments with Respect to the Contractual Arrangements with Xian Tianxing and its Shareholders

On March 10, 2008, we were made a party to a series of agreements (collectively the “Transfer Agreements”) transferring the contractual arrangements governing the relationship among Skystar Cayman, Xian Tianxing and the majority shareholders of Xian Tianxing. Pursuant to the Transfer Agreements, from and after March 10, 2008, all of the rights and obligations of Skystar Cayman under the contractual arrangements were transferred to Sida. The Company was made a party to the Transfer Agreements for the sole purpose of acknowledging the Transfer Agreements. In effect, Skystar Cayman assigned the contractual rights it had with Xian Tianxing to an indirectly wholly-owned subsidiary, Sida.

Under our corporate structure with the contractual arrangements, the ability to transfer funds to and from Xian Tianxing expeditiously through a foreign currency bank account is necessary for the running of our business operations. Under current applicable Chinese law, only a company that is classified as either a wholly foreign owned enterprise (WFOE) or a Sino-foreign joint venture may maintain a foreign currency bank account. Because Sida is wholly owned by Fortunate Time, a Hong Kong company, Sida is deemed a WFOE and may therefore maintain a foreign currency account. The Transfer Agreements amend the contractual arrangements so that funds are required to be transferred to and from Xian Tianxing through Sida’s foreign currency account and, through Sida, allow the Company to continue to control Xian Tianxing and its business operations.

The Transfer Agreements have transferred all of the rights and obligations of Skystar Cayman under the contractual arrangements to Sida. Thus, pursuant to the Amendment to Consulting Services Agreement, Sida now provides exclusive technology and general business consulting services to Xian Tianxing in exchange of a consulting fee equivalent to all of Xian Tianxing’s revenue; pursuant to the Amendment to Equity Pledge Agreement, Xian Tianxing’s majority shareholders now pledge their equity interests in Xian Tianxing to Sida; pursuant to the Agreement to Transfer of Operating Agreement, Sida now provides guidance and instructions on Xian Tianxing’s daily operations, financial management and employment issues; pursuant to the Designation Agreement, Xian Tianxing’s majority shareholders have entrusted all the rights to exercise their voting power to appointee(s) of Sida; and pursuant to the Agreement to Transfer of Option Agreement, Xian Tianxing’s majority shareholders have irrevocably granted Sida an exclusive option to purchase, to the extent permitted under PRC law, all or part of their equity interests in Xian Tianxing.

The Transfer Agreements and the transfer of the rights and obligations of Skystar Cayman under the contractual arrangements to Sida comply with applicable PRC law and do not in any way affect our business operations. Additionally, we believe that Xian Tianxing’s status as a VIE under FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”, is unaffected by the Transfer Agreements. Under the contractual arrangements, we viewed Xian Tianxing as a VIE of Skystar Cayman because the contractual arrangements obligated Skystar Cayman to absorb a majority of the risk of loss from Xian Tianxing’s activities and enabled Skystar Cayman to receive a majority of its expected residual returns. The Transfer Agreements merely substitute Skystar Cayman with Sida, an indirect wholly owned subsidiary of Skystar Cayman, such that the equity investors of Xian Tianxing continue to not have the characteristics of a controlling financial interest (just as under the contractual arrangements) and we continue to be the primary beneficiary of Xian Tianxing. Accordingly, we continue to consolidate Xian Tianxing’s results, assets and liabilities in the financial statements accompanying this Annual Report.

Current Corporate Structure

As a result of the Contractual Arrangements, our current organizational structure is as follows (the percentages depict the current equity interests):

Our Business

As discussed above, we conduct our business through Xian Tianxing. After 9 years of development, we have become a high-tech enterprise with registered capital of RMB 42,000,000 (approximately $5,758,200), and are engaged in research, development, production, marketing and sales of bio-pharmaceutical and veterinary products. Our business divisions currently include a bio-pharmaceutical products division, a veterinary drugs division, a fodder and feed additive division, and a microorganism preparation division.

Current Products

Currently, we have four product lines:

1.	Our bio-pharmaceutical veterinary vaccine line currently includes over 10 products;

2.	Our veterinary medicine line for poultry and livestock currently includes over 70 products;

3.	Our fodder and feed additives line currently includes over 10 products; and

4.	Our micro-organism products line currently includes over 10 products.

Among our products is the DLV avian coccidiosis vaccine for the prevention of avian coccidiosis disease. Our DLV vaccine has won a number of accreditation and awards from PRC national authorities. Avian coccidiosis is a common parasitic disease and is the number one cause of death among chickens and poultry. Our DLV avian coccidiosis vaccine is licensed as a “National Second Level New Veterinary Drug” which entitles our product to PRC regulatory protection and gives us five years of exclusive production rights. Additionally, with our ongoing research projects, management expects that we will continue to introduce new products to the market.

Research and Development

We place great emphasis on product research and development, and are currently working closely with two research institutes in the veterinary science field. With technology support and consultation from Shanghai Poultry Verminosis Institution, which is a part of the Chinese Academy of Agricultural Sciences, we have established Shanghai Siqiang in Shanghai to research and develop feed additives and veterinary disease diagnosis equipment. We have also established a research and development center, located on our premises, with Shaanxi Microbial Institute, the only microbial research institute in northwest China. Major projects currently being undertaken at these centers focus on the following:

1.
Development of new bio-pharmaceutical products for animal immunization by employing new technologies in microorganism and bacterium. We expect to be placing greater resources into the research and development of toxoid, mixed vaccines of toxoid and thalli, genetic vaccines and complex titanium vaccines, which we believe will gradually replace traditional chemical drugs and which will greatly impact the animal vaccination industry.

2.
Development of protein technology and enzyme mechanism. Introducing the technology in polypeptides, we are cooperating with relevant research institutes to develop new products to cure piglet diarrhea. The products are expected to stimulate the release of growth hormones in piglets, improve their ability to produce antibody and excrete stomach acidity, enhance the activity of albumen enzyme and adjust the activity of T.B. cells, thereby improving their all-around disease-resistance ability. We expect these new products will greatly reduce the use of traditional chemical drugs and lead to more environmentally-friendly livestock raising. These products are now in the interim stage of development. We are also developing complex enzyme preparations as new feed additives and aim to use anti-inflammatory enzyme, polyase, and cellulose to form the best combination to effectively dissolve and cause the additive to be absorbed in the feed. The goal of this technology is to enable us to produce products that will drastically improve the absorption rate of the feed. By doing do it will reduce feed cost to the farmer and will increase the total meat yields when the farmer takes the animal to market. In addition, the technology will concurrently reduce the incidence of disease in livestock and poultry.

3.
Development of non-pathogenic micro-organisms. We are also developing non-pathogenic micro-organisms and, based upon current products of microbe preparations, lactobacillus, bacillus, bifid bacterium baceroid, and combined with the most appropriate oligosaccharide preparations to produce living bacterium which will be applied to cure gastrointestinal tract diseases resulting from the maladjustment of flora. If successful, microorganism preparations can be effective cure and prevention for livestock disease, and can greatly reduce the use of antibiotic and other drugs. This will reduce the total costs of raising and bringing an animal to market. It will also reduce the mortality incidence of the animals which means a farmer can bring more animals to market for less costs.

4.
Development of veterinary medicines for pets. We believe that the pet markets have been fast growing alongside the growing economy in China. We believe that this niche is being overlooked by local manufacturers. To attempt to take advantage of this opportunity, we have over 20 products of veterinary medicines for pets that are in the course of development.

In 2006, we spent approximately $131,000 or approximately 1.34% of our 2006 revenue on research and development of products. In 2007, we spent approximately $268,000 or approximately 1.78% of our revenue on research and development of products.

Distribution Methods of the Products or Services and Our Customers

We have a distribution network covering 29 provinces in China. Currently, we have over 600 distribution agents throughout China. We intend to establish more representative offices and engage additional distribution agents in order to strengthen its distribution network.

We recognize the importance of branding as well as packaging. All of our products bear a uniform brand but we also brand and package our products with specialized designs to differentiate the different categories of our products.

We conduct promotional marketing activities to publicize and enhance our image as well as to reinforce the recognition of our brand name, including:

1.	publishing advertisements and articles in national as well as specialized and provincial newspapers, magazines, and in other media, including the Internet;

2.	participating in national meetings, seminars, symposiums, exhibitions for bio-pharmaceutical and other related industries;

3.	organizing cooperative promotional activities with distributors; and

4.	sending direct mail to major farms.

As of March 23, 2008, we have over 800 customers in 29 provinces in China, including over 600 distributors and 200 direct customers.

Intellectual Properties and Licenses

We rely on a combination of trademark, copyright and trade secret protection laws in China and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our intellectual property and our brand. Currently, we have one patent issued in China, valid for 10 years, and we intend to apply for more patents to protect our core technologies. We also enter into confidentiality, non-compete and invention assignment agreements with our employees and consultants and nondisclosure agreements with third parties. “Jiateng Jun”, “Star Pigeon” and “Cure King” are our registered trademarks in China.

Bio-pharmaceutical companies are at times involved in litigation based on allegations of infringement or other violations of intellectual property rights. Furthermore, the application of laws governing intellectual property rights in China and abroad is uncertain and evolving and could involve substantial risks to us.

Competition

We have three major competitors in China: Jielin Bio-Tech Production Co., Ltd., Qilu Animal Health Production Co., Ltd., and Zhongmu Industrial Joint Stock Co., Ltd. Although these companies have more assets, resources and larger market shares, we believe that we are able to compete with them because of our location in Northwestern China, our unique and extensive product offerings and our competitive prices. Other than these three competitors, most of the other PRC companies in this industry manufacture only one or two products. Skystar, on the other hand, has four product lines, including complete series of feed additives and veterinary medicine products designed to treat the animal from the time of birth to the time the animal is ready for the market.

Sources and Availability of Raw Materials and Our Principal Suppliers

Xi’an Yanghua Chemical Co., Ltd., Xi’an Nanchen Trading Co., Ltd. and Xi’an Fandike Chemical Technology Co., Ltd. collectively supplied over fifty-seven percent (57%) of the raw materials we used to manufacture our products. We design, create prototypes and manufacture our products at our manufacturing facilities located at Xi’an city, Shang’xi province, China. Our principal raw materials include dexamethasone sodium phosphate (a glucocorticoid with anti-inflammatory property), stachyose (a tetrasaccharide found naturally in many vegetables) and thiamphenicol (an antibiotic). We also use Chinese herbs such as Huoxiang, Huanglian, and Zhang Red Flowers as raw materials, which are supplied to us by Shanghai Yino Technology Development Co., Ltd., Wan Shou Bei Lu Zhong Kui Cao Yao Xing, Shaanxi Jin Wei Gong Mao Co., Ltd, Hebei Wei Yuan Dong Wu Yao Co., Ltd and Shaanxi Yongfeng Su Ye Ke Ji Co., Ltd. The prices for these raw materials are subject to market forces largely beyond our control, including energy costs, organic chemical feedstock, market demand, and freight costs. The prices for these raw materials have varied significantly in the past and may vary significantly in the future.

As a result of our R&D efforts in 2007 in cooperation with research institutes including Shaanxi Microbial Research Institute, Jiangsu Microbial Research Institute, China Northwestern University and China Northwest A&F University, we now also internally produce microbial strains, which are key components of our micro-organism products. Our ability to produce microbial strains has translated into a significant cost reduction for these raw materials.

Government Approval and Regulation of Our Principal Products or Services

Government approval is required for the production of bio-pharmaceutical products. The Chinese Ministry of Agriculture has granted the Company three government permits to produce the following products: Forage Additive Products, Additive and Mixed Forage Products and Veterinary Medicine Products. For the production of the veterinary medicine, there is a national standard known as the Good Manufacturing Practice (“GMP”) standard. A company must establish its facility according to GMP standards, including both the facility and the production process. After establishing such facility, the Company files an application to operate the facility with the Ministry of Agriculture of China government, which then sends a team of specialists to conduct an on-site inspection of the facility. A company cannot start production at the facility until it receives approval from the Ministry of Agriculture to begin operations. The Company currently has obtained the requisite approval and licenses from the Ministry of Agriculture in order to operate our production facilities.

Costs and Effects of Compliance with Environmental Laws

In compliance with Chinese environmental regulations, we spent Nil in 2006, and approximately $13,000 in 2007, mainly for the wastewater treatment in connection with our production facilities.

Employees

As of March 23, 2008, we had 196 full-time employees, including management. None of these employees are represented by any collective bargaining agreements. We have not experienced a work stoppage. Management believes that our relations with our employees are good.

ITEM 1A. RISK FACTORS

RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to our securities. The statements contained in or incorporated into this offering that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to Our Business

Our limited operating history makes it difficult to evaluate our future prospects and results of operations.

We have a relatively limited operating history. Xian Tianxing, the variable interest entity through which we operate our business, commenced operations in 1997 and first achieved profitability in the quarter ended September 30, 1999. Accordingly, you should consider our future prospects in light of the risks and uncertainties typically experienced by companies such as ours in evolving industries such as the bio-pharmaceutical industry in China. Some of these risks and uncertainties relate to our ability to:

•	offer new and innovative products to attract and retain a larger customer base;

•	attract additional customers and increase spending per customer;

•	increase awareness of our brand and continue to develop user and customer loyalty;

•	raise sufficient capital to sustain and expand our business;

•	maintain effective control of our costs and expenses;

•	respond to changes in our regulatory environment;

•	respond to competitive market conditions;

•	manage risks associated with intellectual property rights;

•	attract, retain and motivate qualified personnel;

•	upgrade our technology to support additional research and development of new products; and

•	maintain or improve our position as one of the market leaders in China.

If we are unsuccessful in addressing any of these risks and uncertainties, our business may be materially and adversely affected.

If we fail to obtain additional financing we will be unable to execute our business plan.

The revenues from the production and sale of bio-pharmaceutical products and the projected revenues from these products are not adequate to support our expansion and product development programs. Despite our recent financing, we may need additional funds to build our new production facilities; pursue further research and development; obtain regulatory approvals; file, prosecute, defend and enforce our intellectual property rights; and market our products. Should such needs arise, we intend to seek additional funds through public or private equity or debt financing, strategic transactions and/or from other sources.

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

Our business will be materially and adversely affected if our collaborative partners, licensees and other third parties over whom we are very dependent fail to perform as expected.

Due to the complexity of the process of developing bio-pharmaceuticals, our core business depends on arrangements with bio-pharmaceutical institutes, corporate and academic collaborators, licensors, licensees and others for the research, development, clinical testing, technology rights, manufacturing, marketing and commercialization of our products. We have various research collaborations and outsource other business functions. Our license agreements could obligate us to diligently bring potential products to market, make substantial milestone payments and royalties and incur the costs of filing and prosecuting patent applications. There are no assurances that we will be able to establish or maintain collaborations that are important to our business on favorable terms, or at all. We could enter into collaborative arrangements for the development of particular products that may lead to our relinquishing some or all rights to the related technology or products. A number of risks arise from our dependence on collaborative agreements with third parties. Product development and commercialization efforts could be adversely affected if any collaborative partner:

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

Our products will be adversely affected if we are unable to protect proprietary rights or operate without infringing the proprietary rights of others.

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

Difficulties in manufacturing our products could have a material adverse effect on our profitability.

Before our products can be profitable, they must be produced in commercial quantities in a cost-effective manufacturing process that complies with regulatory requirements, including China’s Good Manufacturing Practice (GMP), production and quality control regulations. If we cannot arrange for or maintain commercial-scale manufacturing on acceptable terms, or if there are delays or difficulties in the manufacturing process, we may not be able to conduct clinical trials, obtain regulatory approval or meet demand for our products.

Failure or delays in obtaining an adequate amount of raw material or other supplies would materially and adversely affect our revenue

Production of our products could require raw materials which are scarce or which can be obtained only from a limited number of sources. If we are unable to obtain adequate supplies of such raw materials, the development, regulatory approval and marketing of our products could be delayed.

Our ability to generate more revenue would be adversely affected if we need more clinical trials or take more time to complete our clinical trials than we have planned.

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

We rely on collaborators, including academic institutions, governmental agencies and clinical research organizations, to conduct, supervise, monitor and design some or all aspects of clinical trials involving our products. Since these trials depend on governmental participation and funding, we have less control over their timing and design than trials we sponsor. Delays in or failure to commence or complete any planned clinical trials could delay the ultimate timelines for our product releases. Such delays could reduce investors’ confidence in our ability to develop products, likely causing the price of our common stock to decrease.

If we are unable to obtain the regulatory approvals or clearances that are necessary to commercialize our products, we will have less revenue than expected.

China and other countries impose significant statutory and regulatory obligations upon the manufacture and sale of bio-pharmaceutical products. Each regulatory authority typically has a lengthy approval process in which it examines pre-clinical and clinical data and the facilities in which the product is manufactured. Regulatory submissions must meet complex criteria to demonstrate the safety and efficacy of the ultimate products. Addressing these criteria requires considerable data collection, verification and analysis. We may spend time and money preparing regulatory submissions or applications without assurances as to whether they will be approved on a timely basis or at all.

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

Any marketed product and its manufacturer, including us, will continue to be subject to strict regulation after approval. Results of post-marketing programs may limit or expand the further marketing of products. Unforeseen problems with an approved product or any violation of regulations could result in restrictions on the product, including its withdrawal from the market and possible civil actions.

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

Our revenue will be materially and adversely affected if our products are unable to gain market acceptance.

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

Our operations and the use of our products could subject us to damages relating to injuries or accidental contamination and thus reduce our earnings or increase our losses.

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

If we were sued for product liability, we could face substantial liabilities that may exceed our resources.

We may be held liable if any product we develop, or any product which is made using our technologies, causes injury or is found unsuitable during product testing, manufacturing, marketing, sale or use. These risks are inherent in the development of agricultural and bio-pharmaceutical products. We currently do not have product liability insurance. If we cannot obtain sufficient insurance coverage at an acceptable cost or otherwise protect against potential product liability claims, the commercialization of products that we develop may be prevented or inhibited. If we are sued for any injury caused by our products, our liability could exceed our total assets, whether or not we are successful.

We have no business liability or disruption insurance coverage and therefore we are susceptible to catastrophic or other events that may disrupt our business.

The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited business insurance products. We do not have any business liability or disruption insurance coverage for our operations in China. Any business disruption, litigation or natural disaster may result in our incurring substantial costs and the diversion of our resources.

We will be unsuccessful if we fail to attract and retain qualified personnel.

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

Risks Related to Our Corporate Structure

Chinese laws and regulations governing our businesses and the validity of certain of our contractual arrangements are uncertain. If we are found to be in violation, we could be subject to sanctions. In addition, changes in such Chinese laws and regulations may materially and adversely affect our business.

There are substantial uncertainties regarding the interpretation and application of Chinese laws and regulations, including, but not limited to, the laws and regulations governing our business, or the enforcement and performance of our contractual arrangements with our affiliated Chinese entity, Xian Tianxing, and its stockholders. We are considered a foreign person or foreign invested enterprise under Chinese law. As a result, we are subject to Chinese law limitations on foreign ownership of Chinese companies. These laws and regulations are relatively new and may be subject to change, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

The Chinese government has broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business and other licenses and requiring actions necessary for compliance. In particular, licenses and permits issued or granted to us by relevant governmental bodies may be revoked at a later time by higher regulatory bodies. We cannot predict the effect of the interpretation of existing or new Chinese laws or regulations on our businesses. We cannot assure you that our current ownership and operating structure would not be found in violation of any current or future Chinese laws or regulations. As a result, we may be subject to sanctions, including fines, and could be required to restructure our operations or cease to provide certain services. Any of these or similar actions could significantly disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which could materially and adversely affect our business, financial condition and results of operations.

We may be adversely affected by complexity, uncertainties and changes in Chinese regulation of bio-pharmaceutical business and companies, including limitations on our ability to own key assets.

The Chinese government regulates the bio-pharmaceutical industry including foreign ownership of, and the licensing and permit requirements pertaining to, companies in the bio-pharmaceutical industry. These laws and regulations are relatively new and evolving, and their interpretation and enforcement involve significant uncertainty. As a result, in certain circumstances it may be difficult to determine what actions or omissions may be deemed to be a violation of applicable laws and regulations. Issues, risks and uncertainties relating to Chinese government regulation of the bio-pharmaceutical industry include the following:

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

The interpretation and application of existing Chinese laws, regulations and policies and possible new laws, regulations or policies have created substantial uncertainties regarding the legality of existing and future foreign investments in, and the businesses and activities of, bio-pharmaceutical businesses in China, including our business.

In order to comply with Chinese laws limiting foreign ownership of Chinese companies, we conduct our bio-pharmaceutical business through Xian Tianxing by means of contractual arrangements. If the Chinese government determines that these contractual arrangements do not comply with applicable regulations, our business could be adversely affected.

The Chinese government restricts foreign investment in bio-pharmaceutical businesses in China. Accordingly, we operate our business in China through Xian Tianxing, a Chinese joint stock company. Xian Tianxing holds the licenses and approvals necessary to operate our bio-pharmaceutical business in China. We have contractual arrangements with Xian Tianxing and its stockholders that allow us to substantially control Xian Tianxing. We cannot assure you, however, that we will be able to enforce these contracts.

Although we believe we comply with current Chinese regulations, we cannot assure you that the Chinese government would agree that these operating arrangements comply with Chinese licensing, registration or other regulatory requirements, with existing policies or with requirements or policies that may be adopted in the future. If the Chinese government determines that we do not comply with applicable law, it could revoke our business and operating licenses, require us to discontinue or restrict our operations, restrict our right to collect revenues, require us to restructure our operations, impose additional conditions or requirements with which we may not be able to comply, impose restrictions on our business operations or on our customers, or take other regulatory or enforcement actions against us that could be harmful to our business.

Our contractual arrangements with Xian Tianxing and its stockholders may not be as effective in providing control over these entities as direct ownership.

Since Chinese law limits foreign equity ownership in bio-pharmaceutical companies in China, we operate our business through Xian Tianxing. We have no equity ownership interest in Xian Tianxing and rely on contractual arrangements to control and operate such businesses. These contractual arrangements may not be as effective in providing control over Xian Tianxing as direct ownership. For example, Xian Tianxing could fail to take actions required for our business despite its contractual obligation to do so. If Xian Tianxing fails to perform under their agreements with us, we may have to rely on legal remedies under Chinese law, which may not be effective. In addition, we cannot assure you that either of Xian Tianxing’s stockholders will act in our best interests.

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

Risks Related to Doing Business in China

Adverse changes in economic and political policies of the Chinese government could have a material adverse effect on the overall economic growth of China, which could adversely affect our business.

Substantially all of our business operations are conducted in China. Accordingly, our results of operations, financial condition and prospects are subject to a significant degree to economic, political and legal developments in China. China’s economy differs from the economies of most developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the Chinese economy has experienced significant growth in the past 20 years, growth has been uneven across different regions and among various economic sectors of China. The Chinese government has implemented various measures to encourage economic development and guide the allocation of resources. Some of these measures benefit the overall Chinese economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us. Since early 2004, the Chinese government has implemented certain measures to control the pace of economic growth. Such measures may cause a decrease in the level of economic activity in China, which in turn could adversely affect our results of operations and financial condition.

If Chinese law were to phase out the preferential tax benefits currently being extended to foreign invested enterprises and “new or high-technology enterprises” located in a high-tech zone, we would have to pay more taxes, which could have a material and adverse effect on our financial condition and results of operations.

Under Chinese laws and regulations, a foreign invested enterprise may enjoy preferential tax benefits if it is registered in a high-tech zone and also qualifies as “new or high-technology enterprise”. As a foreign invested enterprise as well as a certified “new or high-technology enterprise” located in a high-tech zone in Xian, the Company has been approved as a new technology enterprise and under Chinese Income Tax Laws, it is entitled to a preferential tax rate of 15%. If the Chinese law were to phase out preferential tax benefits currently granted to “new or high-technology enterprises” and technology consulting services, we would be subject to the standard statutory tax rate, which currently is 33%, and we would be unable to obtain business tax refunds for our provision of technology consulting services. Loss of these preferential tax treatments could have a material and adverse effect on our financial condition and results of operations.

Xian Tianxing is subject to restrictions on making payments to us.

We are a holding company incorporated in Nevada and do not have any assets or conduct any business operations other than our indirect investments in our affiliated entity in China, Xian Tianxing. As a result of our holding company structure, we rely entirely on payments from Xian Tianxing under our contractual arrangements. The Chinese government also imposes controls on the conversion of the Chinese currency, Renminbi (RMB), into foreign currencies and the remittance of currencies out of China. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. See “Government control of currency conversion may affect the value of your investment.” Furthermore, if our affiliated entity in China incurs debt on their own in the future, the instruments governing the debt may restrict their ability to make payments. If we are unable to receive all of the revenues from our operations through these contractual or dividend arrangements, we may be unable to pay dividends on our ordinary shares.

Uncertainties with respect to the Chinese legal system could adversely affect us.

We conduct our business primarily through our affiliated Chinese entity, Xian Tianxing. Our operations in China are governed by Chinese laws and regulations. We are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to wholly foreign-owned enterprises. The Chinese legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value.

Since 1979, Chinese legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their nonbinding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, the Chinese legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until some time after the violation. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based on United States or other foreign laws against us, our management or the experts named in the prospectus.

We conduct substantially all of our operations in China and substantially all of our assets are located in China. In addition, all of our senior executive officers reside within China. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon our senior executive officers, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, our Chinese counsel has advised us that China does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of judgment of courts.

Governmental control of currency conversion may affect the value of your investment.

The Chinese government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of China. We receive substantially all of our revenues in RMB. Under our current structure, our income is primarily derived from payments from Xian Tianxing. Shortages in the availability of foreign currency may restrict the ability of our Chinese subsidiaries and our affiliated entity to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency denominated obligations. Under existing Chinese foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from China State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies. The Chinese government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our stockholders.

Fluctuation in the value of RMB may have a material adverse effect on your investment.

The value of RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. Our revenues and costs are mostly denominated in RMB, while a significant portion of our financial assets are denominated in U.S. dollars. We rely entirely on fees paid to us by our affiliated entity in China. Any significant fluctuation in the value of RMB may materially and adversely affect our cash flows, revenues, earnings and financial position, and the value of, and any dividends payable on, our stock in U.S. dollars. For example, an appreciation of RMB against the U.S. dollar would make any new RMB denominated investments or expenditures more costly to us, to the extent that we need to convert U.S. dollars into RMB for such purposes. An appreciation of RMB against the U.S. dollar would also result in foreign currency translation losses for financial reporting purposes when we translate our U.S. dollar denominated financial assets into RMB, as RMB is our reporting currency.

We face risks related to health epidemics and other outbreaks.

Our business could be adversely affected by the effects of an epidemic outbreak, such as the SARS epidemic in April 2004. Any prolonged recurrence of such adverse public health developments in China may have a material adverse effect on our business operations. For instance, health or other government regulations adopted in response may require temporary closure of our production facilities or of our offices. Such closures would severely disrupt our business operations and adversely affect our results of operations. We have not adopted any written preventive measures or contingency plans to combat any future outbreak of SARS or any other epidemic.

Risks Related to an Investment in Our Securities

The full conversion or exercise of certain outstanding convertible debentures and warrants could result in the substantial dilution of the company in terms of a particular percentage ownership in the company as well as the book value of the common shares. The sale of a large amount of common shares received upon exercise of the warrants on the public market to finance the exercise price or to pay associated income taxes, or the perception that such sales could occur, could substantially depress the prevailing market prices for our shares.

The conversion or exercise price of certain of our outstanding convertible debentures and warrants may be less than the current market price for our common shares. In the event of conversion or exercise of these securities, a stockholder could suffer substantial dilution of his, her or its investment in terms of the percentage ownership in us as well as the book value of the common shares held. Full conversion and exercise of the convertible debentures and warrants would increase the outstanding common shares as of March 25, 2008 by approximately 8% to approximately 18,534,540 shares.

To date, we have not paid any cash dividends and no cash dividends are expected to be paid in the foreseeable future.

We do not anticipate paying cash dividends on our common stock in the foreseeable future and we may not have sufficient funds legally available to pay dividends. Even if the funds are legally available for distribution, we may nevertheless decide not to pay any dividends. We intend to retain all earnings for our operations.

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

Our common shares are thinly traded and, you may be unable to sell at or near ask prices or at all if you desire to liquidate your shares.

We cannot predict the extent to which an active public market for its common stock will develop or be sustained. We intend to apply for listing on the American Stock Exchange, but cannot assure you that this listing or listing on any other exchange will ever occur.

Our common shares have historically been sporadically or “thinly-traded” on the “OTC Bulletin Board”, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

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

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our fluctuating level of revenues or profits to date and uncertainty of future market acceptance for our current and potential products. As a consequence of this enhanced risk, more risk-averse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. The following factors may add to the volatility in the price of our common shares: actual or anticipated variations in our quarterly or annual operating results; adverse outcomes; the termination of our contractual agreements with Xian Tianxing; and additions or departures of our key personnel, as well as other items discussed under this “Risk Factors” section, as well as elsewhere in this registration statement. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

Stockholders should be aware that the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

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

Our corporate actions are substantially controlled by our principal stockholders and affiliated entities.

As of March 25, 2008, our principal stockholders and their affiliated entities own approximately 32.7% of our outstanding common shares, representing approximately 32.7% of our voting power. These stockholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions. In addition, because of the percentage of ownership and voting concentration in these principal stockholders and their affiliated entities, elections of our board of directors will generally be within the control of these stockholders and their affiliated entities. While all of our stockholders are entitled to vote on matters submitted to our stockholders for approval, the concentration of shares and voting control presently lies with these principal stockholders and their affiliated entities. As such, it would be difficult for stockholders to propose and have approved proposals not supported by management. There can be no assurances that matters voted upon by our officers and directors in their capacity as stockholders will be viewed favorably by all stockholders of the company.

The elimination of monetary liability against our directors, officers and employees under Nevada law and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by our company and may discourage lawsuits against our directors, officers and employees.

Our articles of incorporation do not contain any specific provisions that eliminate the liability of our directors for monetary damages to our company and stockholders, however we are prepared to give such indemnification to our directors and officers to the extent provided by Nevada law. We may also have contractual indemnification obligations under our employment agreements with our officers. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and stockholders.

Legislative actions, higher insurance costs and potential new accounting pronouncements may impact our future financial position and results of operations.

There have been regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may potentially be new accounting pronouncements or additional regulatory rulings that will have an impact on our future financial position and results of operations. The Sarbanes-Oxley Act of 2002 and other similar rule changes are likely to increase general and administrative costs and expenses. In addition, insurers are likely to increase premiums as a result of high claims rates over the past several years, which we expect will increase our premiums for insurance policies. Further, there could be changes in certain accounting rules. These and other potential changes could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results.

Past company activities prior to the reverse merger may lead to future liability for the company.

Prior to our entry into the contractual arrangements with Xian Tianxing on October 28, 2005, we engaged in businesses unrelated to its current operations. Although the prior business owners provided certain indemnifications against any loss, liability, claim, damage or expense arising out of or based on any breach of or inaccuracy in any of their representations and warranties made regarding such acquisition, any liabilities relating to such prior business against which Skystar is not completely indemnified may have a material adverse effect on Skystar.

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

We may need additional capital, and the sale of additional shares or other equity securities could result in additional dilution to our stockholders.

We believe that our current cash and cash equivalents, anticipated cash flow from operations and the net proceeds from our recent financing will be sufficient to meet our anticipated cash needs for the foreseeable future. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

We are subject to reporting obligations under the U.S. securities laws. The SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company’s internal controls over financial reporting in its annual report, which contains management’s assessment of the effectiveness of our internal controls over financial reporting. In addition, an independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting. Our management may conclude that our internal controls over our financial reporting are not effective. Moreover, even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may still decline to attest to our management’s assessment or may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us. Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future. Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our stock. Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTY

The Company’s administrative headquarters is currently located in approximately 3,700 square feet of office space at Rm. 10601, Jiezuo Plaza, No.4, Fenghui Road South, Gaoxin District, Xian Province, PRC. This property belongs to Mr. Weibing Lu, director and chief executive officer of the Company. This property was provided free for the use of the Company’s administrative division in 2006 and 2005. In January 2007, we entered into a 5-year lease agreement with Mr. Lu for the premises on term of RMB 165,600 (approximately $21,800) per year.

Production Facilities

Currently, Xian Tianxing has two manufacturing sites in Xi’an City, Shanxi Province: one in the town of Sanqiao and the other in the town of Huxian.

The Sanqiao Plant

Xian Tianxing is leasing the land underlying its Sanqiao plant pursuant to a tenancy agreement for a period of ten years from October 1, 2004 to September 30, 2014. The annual rent for the plant premises is $10,361 and is also subject to a 10% increase every four subsequent years. Currently, the Sanqiao plant is comprised of the following:

1.
Microorganism factory. This production facility is run in cooperation with experts from Japan Kato Microbiology Institute, Microbiology Institute of Shanxi Province and Northwest Agro-Forestry Sci-tech University. This facility was expanded in 2007 from approximately 16,100 square feet to approximately 21, 500 square feet in accordance with national Good Manufacturing Practice (“GMP”) standards, and has been submitted to the Chinese Ministry of Agriculture’s Veterinary Drugs GMP Inspection Committee for inspection and approval.

2.	Feed additive factory. This production facility occupies an area of approximately 10,700 square feet.

The Huxian Plant

In 2003, Xian Tianxing received approval from the State Council of China to expand its production facilities and construct a new GMP standard plant. In connection with the approval, Xian Tianxing acquired a long-term land use right for the land now underlying its Huxian plant. The Company's total investment in this project thus far is estimated at RMB 82,000,000 (US$10,501,000). Because Xian Tianxing has been accredited as a high-tech enterprise, its Huaxian plant has the full support of both the Shanxi provincial government and the Xi’an municipal government.

Construction of the Huxian plant commenced in late 2004 and parts of the plant has been fully operational since the end of the second quarter of 2007. Remaining construction work is expected to be completed by the end of 2008. When fully completed, the Huxian plant will occupy approximately 7.7 acres and have a total area of approximately 151,700 square feet. The table below lists the primary facilities at the plant and their status as of the date of this Annual Report:

Description	Approximate Size	Status
GMP standard veterinary medicine facility	45,200 square feet	Completed

Quality control, research and development, and administration building	36,600 square feet	Completed

GMP standard bio-pharmaceutical facility with three production lines for active bacteria, inactivated vaccines, and coccidiosis vaccines	48,400 square feet	Completion expected in the second half of 2008

Animal laboratory complying with Animal Bio-safety Level 2 (ABSL-2) requirements	10,700 square feet	Completion expected in the second half of 2008

We believe that the general physical condition of our plants and production facilities can completely satisfy our current production needs in terms of quantity and production quality.

ITEM 3. LEGAL PROCEEDINGS

The following discussion discusses all known or anticipated material legal proceedings commenced by or against us. Occasionally we may be named as a party in claims and legal proceedings arising out of the normal course of our business. These claims and legal proceedings may relate to contractual rights and obligations, employment matters, or to other matters relating to our business and operations. In the opinion of management, the ultimate outcome of claims and litigation of which management is aware will not have a material adverse effect on our consolidated financial position or results of operation.

Other than the matter discussed below, we are not aware of any material pending legal proceedings involving us.

Gregory Evans v. The Cyber Group Network Corp, et al. (District Court, Clark County, State of Nevada, Case No. A513378). We have learned that Gregory Evans filed suit against us, (under our former name, The Cyber Group Network Corp), R. Scott Cramer, Steve Lowe and David Wassung in State of Nevada District Court in Clark County, Nevada, alleging causes of action for “Refusing to Call Vote of Stockholders” and “Conversion” on or about November 18, 2005. We have not been served with a summons or complaint in the matter. We have denied the plaintiff’s claims and intend to vigorously defend against them if such complaint is properly served on us.

Andrew Chien v. Skystar Bio-Pharmaceutical Company, et. al. (US District Court, District of Connecticut, Case No. 3:2007cv00781). On or around May 2007, Andrew Chien (“Chien” or "Plaintiff") filed suit against the Company, R. Scott Cramer, Steve Lowe, David Wassung and Weibing Lu (“Defendants”) in United States District Court for the District of Connecticut, alleging causes of action for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  In or around November 2007, the Defendants filed motions to dismiss the complaint for failure to state a claim and for lack of personal jurisdiction.  The Plaintiff agreed to voluntarily amend the complaint after the motions were filed, and an amended complaint was subsequently filed on or around January 4, 2008.  The amended complaint dropped Weibing Lu (who is a resident of China and had never been served) as a defendant.  The remaining Defendants contend that the amended complaint has failed to correct the deficiencies of the original complaint, and have filed a renewed motion to dismiss for failure to state a claim, also preserving their challenge to personal jurisdiction.  The Defendants deny all claims and have moved the Court to dismiss the amended complaint in its entirety in their motion to dismiss, which is still pending. The motion to dismiss also requests that the Court award sanctions against Chien under the Private Securities Litigation Reform Act and other authority in the event the Defendants' motion to dismiss the amended complaint is granted.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

 PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

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

Common Stock

Quarter Ended	High Bid	Low Bid

March 31, 2008	1.40	0.90

December 31, 2007	1.85	1.05
September 30, 2007	1.85	1.05
June 30, 2007	1.69	0.95
March 31, 2007	1.84	1.30

December 31, 2006	2.60	1.20
September 30, 2006	2.11	1.80
June 30, 2006	2.70	1.10
March 31, 2006*	5.58	1.60

* Increase in stock price commencing in the first quarter of our 2006 fiscal year reflect the effect of a 1-for-397 reverse stock split of the Company’s common stock that became effective on February 15, 2006.

We currently have approximately 17,111,200 shares of common stock issued and outstanding and 2,000,000 shares of Series A preferred stock issued and outstanding.

We also have outstanding warrants that were issued in conjunction the private placement of our convertible debentures on February 27, 2007. These warrants, if exercised, would permit their holders to purchase approximately an additional 1,545,500 shares of our common stock.

Assuming exercise of all warrants, we will have approximately 18,656,700 shares of common stock outstanding.

Holders

We currently have approximately 421 record holders of our common stock and one (1) record holder of our Series A preferred stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

Please see the discussion in Item 12 titled “Equity Compensation Plan Information” below.

Sales of Unregistered Securities

Private Placement Financing

As discussed more fully in our Current Report on Form 8-K filed on March 5, 2007, on February 28, 2007, pursuant to a securities purchase agreement, we sold to with several institutional and accredited investors $4.075 million in aggregate principal amount of 8% convertible debentures due February 28, 2009, and warrants to purchase 4,075,000 shares of the common stock of the Company, in a private placement pursuant to Regulation D under the Securities Act of 1933. Pursuant to a registration rights agreement we executed with these investors, we agreed to register the shares of common stock underlying the convertible debentures and the warrants in a resale registration statement. Gross proceeds from the sale to the Company were $4.075 million, of which $285,250 was paid to Pacific Ridge Capital who served as placement agent for the transaction and $52,500 were paid to counsel for the investors in connection with the transaction. We also issued to the placement agent a warrant to purchase an aggregate of 570,500 shares with an exercise price of $1.00 per share and with an expiration date of February 28, 2012.

The convertible debentures bear interest at 8% per year and are convertible into shares of the Company’s common stock at an original conversion price of $1.00 per share (the “Conversion Price”). We may require the conversion of the convertible debentures (“Mandatory Conversion”) provided that (a) certain equity conditions are met, which include, among other things, the effectiveness of the resale registration statement for the shares of common stock underlying the conversion of the convertible debentures, and that (b) for the 20 consecutive trading days prior to such election, the daily volume weighted average price exceeds $2.75 (as appropriately adjusted for any stock dividend, stock split, reverse stock split or other similar transaction) and the average trading volume equals or exceeds 45,000 shares of common stock (the “Trading Conditions for Mandatory Conversion”).

The warrants entitle each investor to purchase a number of shares of common stock equal to one hundred percent of the number of shares of common stock that would be issuable upon conversion of the convertible debenture purchased by such investor in the transaction. The warrants have an initial exercise price of $1.20 per share (the “Exercise Price”), and may only be exercised for cash.

Under the terms of the registration rights agreement, the resale registration statement was to be filed with the SEC not later than 45 days from the closing date of the transaction, and be declared effective by the SEC not later than 90 days from the closing date if there was no SEC review of the resale registration statement, and no later than 120 days from the closing date if there was SEC review. Failure to meet these deadlines would result in the Company incurring certain payment obligations (the “Registration Damages”) to the investors amounting to 2% of the aggregate purchase price of the convertible debentures and warrants per month, pro rated for partial periods. Because the resale registration statement was filed on June 1, 2007, and was declared effective on September 25, 2007 after SEC review, we incurred Registration Damages.

As reported in our Current Report on Form 8-K filed on December 11, 2007, on December 6, 2007, we entered into an Amendment, Exchange and Waiver Agreement (the “Amendment”), dated as of November 9, 2007, with certain of the investors (the “Participating Purchasers”) to amend terms of the convertible debentures, warrants and the registration rights agreement as follows:

•
The terms of the convertible debentures held by the Participating Purchasers were amended by: (a) changing the Conversion Price from $1.00 per share to $0.85 per share; (b) deleting the Trading Conditions for Mandatory Conversion; (c) granting the Company the right to Mandatory Conversion at any time, and (d) allowing the Company to designate the date for the Mandatory Conversion.

•
The terms of the warrants held by the Participating Purchasers were amended by: (a) changing the Exercise Price from $1.20 per share to $0.95 per share; and (b) granting to the Participating Purchasers the right to exercise their Warrants on a cashless basis.

•
The registration rights agreement was amended as waiving all outstanding Registration Damages due to the Purchasers in their entirety. Because the outstanding principal amounts of the Debentures held by the Participating Purchasers, as of the effective date of the Agreement, total more than seventy-five percent (75%) of the aggregate outstanding principal amounts of the outstanding Debentures held by all the Purchasers on that date, the amendment to the Registration Rights Agreement binds all of the Purchasers.

The Amendment was also deemed to be: (a) the Company’s notice to require conversion of the entire outstanding principal of the convertible debentures held by the Participating Purchasers and all accrued but unpaid interest thereto; and (b) the Participating Purchasers’ notice to the Company to exercise all of their unexercised warrants on a cashless basis. The date of the conversion and the exercise is deemed to be December 6, 2007. Accordingly:

•
Pursuant to the Conversion Notice, we issued an aggregate of 3,076,120 shares of our common stock (the “Debenture Shares”) to the Participating Purchasers, of which 1,156,944 shares are registered pursuant to the resale registration statement in effect. The balance of the Debenture Shares (the “Unregistered Debenture Shares”) were issued to the Participating Purchasers in reliance on the exemptions for sales of securities not involving a public offering to accredited investors, as set forth in Rule 506 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and in Section 4(2) of the Securities Act.

•
Pursuant to the Exercise Notice, we issued an aggregate of 958,181 shares of our common stock (the “Warrant Shares”) to the Participating Purchasers, in reliance on the exemptions for sales of securities not involving a public offering to accredited investors, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act.

Other Sales of Unregistered Securities

In July 2007, the Company issued 40,000 shares of its restricted common stock to a non-executive director as compensation for services unrelated to his duties as a director. Additionally, the Company issued 38,750 shares of its restricted common stock to an independent consultant for consultation and advisory services relating to investor relationship of the Company.

In December 2006, the Company issued 50,000 shares of its restricted common stock to an independent consultant for services relating to equity research of the Company.

In November 2006, the Company issued 70,000 shares of its restricted common stock to a non-executive director as compensation for services unrelated to his duties as a director, and issued 25,000 shares of its restricted common stock to an independent consultant for services relating to the marketing of the Company.

In October 2006, the Company issued 28,750 shares of its restricted common stock to an independent consultant for consultation and advisory services relating to investor relationship of the Company, and issued 15,600 shares of its restricted common stock to another independent consultant for financial and business consultation services.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended December 31, 2007 and 2006 should be read in conjunction with Selected Consolidated Financial Data and our financial statements and the notes to those financial statements that are included elsewhere in this prospectus. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors”, “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and elsewhere in this prospectus. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this Registration Statement. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

Our financial statements are prepared in US Dollars and in accordance with accounting principles generally accepted in the United States. See “Exchange Rates” below for information concerning the exchanges rates at which Renminbi (“RMB”) were translated into US Dollars (“USD”) at various pertinent dates and for pertinent periods.

Overview

Skystar Bio-Pharmaceutical Company, formerly known as The Cyber Group Network Corporation (“Cyber”), was incorporated in Nevada under the name “Hollywood Entertainment Network, Inc.” on September 24, 1998. On May 23, 2000, we changed our name to “The Cyber Group Network Corporation”. On February 15, 2006, we further changed our name to “Skystar Bio-Pharmaceutical Company” to reflect our current business operations.

On November 7, 2005, we acquired Skystar Cayman and, as a result, Skystar Cayman’s VIE, Xian Tianxing, by way of exchanging 48,000,000 shares of our Series B preferred stock for 100% of the issued and outstanding common stock of Skystar Cayman. We accounted for this share exchange transaction as a reverse acquisition and recapitalization and, as a result, our consolidated financial statements are in substance those of Skystar Cayman, with the assets and liabilities, and revenues and expenses, of Cyber being included effective from the date of the stock exchange transaction. Please see Note 1 to our consolidated financial statements included in this report for further details of this stock exchange transaction.

Having no substantive operation of its own, Skystar Cayman, through its indirect VIE, Xian Tianxing, engages in research, development, production, marketing and sales of bio-pharmaceutical and veterinary products in China. Please see “Contractual Arrangements with Xian Tianxing and its Stockholders” and “Recent Developments with Respect to the Contractual Arrangements with Xian Tianxing and its Shareholders” above and Note 1 to our consolidated financial statements included in this Annual Report for the contractual arrangements between Skystar Cayman and Xian Tianxing and their subsequent transfer to Sida in March 2008, and their impact on our consolidated financial statements.

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

•
Convertible debentures and warrants: We have adopted APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, FAS 133, EITF-98-5, and EITF-00-27, for valuation and accounting treatment of our outstanding convertible debentures and warrants.

•
Liquidated damages: We have adopted FAS 5 and EITF 00-19-2 in connection with the liquidated damages we accrued pursuant to the terms of our Registration Rights Agreement with certain investors dated February 27, 2007.

RESULTS OF OPERATIONS

Comparison of Two Years Ended December 31, 2007 and 2006.

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	Year ended December 31
	2007	% of	2006	% of
	Audited	Revenue	Audited	Revenue
REVENUES	$15,056,828	100.00%	$9,796,324	100.00%

COST OF SALES	6,712,365	44.58%	5,420,652	55.33%

GROSS PROFIT	8,344,463	55.42%	4,375,672	44.67%

SELLING EXPENSES	739,422	4.91%	475,504	4.85%

GENERAL AND ADMINISTRATIVE EXPENSES	1,795,876	11.93%	881,223	9.00%

AMORTIZATION OF DEFERRED COMPENSATION	643,119	4.27%	1,202,235	12.27%

RESEARCH AND DEVELOPMENT COSTS	268,320	1.78%	131,371	1.34%

INCOME FROM OPERATIONS	4,897,726	32.53%	1,685,339	17.20%

OTHER EXPENSE	3,651	0.00%	3,478	0.00%

INDUCEMENT COST FOR DEBENTURE CONVERTED	634,450	4.21%	-	-

INDUCEMENT COST FOR WARRANTS EXERCISED	279,547	1.86%	-	-

INTEREST INCOME	(14,611)	(0.1)%	-	-

INTEREST EXPENSES	4,924,493	32.71%	11,768	0.12%

INCOME (LOSS) BEFORE INCOME TAXES	(929,804)	(6.18)%	1,670,093	17.05%

INCOME TAXES	1,027,172	6.82%	494,951	5.05%

NET INCOME (LOSS)	$(1,956,976)	(13.00)%	$1,175,142	12.00%

EARNINGS PER SHARE

BASIC	$(0.15)		$0.11

DILUTED	$(0.16)		$0.09

WEIGHTED AVERAGE NUMBER OF COMMON SHARES

BASIC	13,453,543		11,144,153

DILUTED	14,105,322		12,498,386

Revenues. All of our revenue is derived from the sales of bio-pharmaceutical and veterinary products in China. During the year ended December 31, 2007, we had revenues of $15,056,828 as compared to revenues of $9,796,324 during the year ended December 31, 2006, an increase of approximately 54%. In general, this increase is mainly attributable to the increase in the number of promotional activities we carried out during the whole year of 2007. Our customers tend to use more and more products that are used in livestock and poultry breeding for the promotion of growth and the prevention of diseases, especially during times of epidemic such as the porcine reproductive and respiratory syndrome (blue-ear disease) that afflicted China’s pig industry during 2007. We believe that our sales will continue to grow as we continue to strengthen our sales force, build brand recognition and add to our product offerings.

Gross Profit. Cost of goods sold, which consist of raw materials, direct labor and manufacturing overhead, were $6,712,365 for the year ended December 31, 2007 as compared to $5,420,652 for the year ended December 31, 2006. Gross profit was $8,344,463 for the year ended December 31, 2007 as compared to $4,375,672 for the year ended December 31, 2006, representing gross margins of approximately 55% and 45%, respectively. The increase in our gross profit margins is attributable to (a) the introduction of high demand products, such as our “Cure King” series of products beginning in the second quarter of 2007, that have higher gross profit margins, (b) the improvement in manufacturing techniques through personnel training and the adoption of new technologies that cause equipment and machinery to operate more efficiently, which also allowed us to use raw materials more efficiently thereby reducing wastage, and (c) our ability to produce microbial strains internally, which significantly reduced our costs for these raw materials and increased the gross profit margins of our micro-organism products.

Selling Expenses. Selling expenses, which consist of commission, advertising and promotion expenses, freight charges and salaries totaled $739,422 for the year ended December 31, 2007 as compared to $475,504 for the year ended December 31, 2006, an increase of approximately 56%. This increase is primarily attributable to our expanding sales team and increased sales and marketing activities, such as our participation in the China Animal Husbandry and Feed Industry Exposition in Ningbo, the 19th Henan Livestock Exhibition and Conference in Zhengzhou, the Shandong Livestock Expo in Jinan and the China Animal Health Products and Veterinary Technology Exposition in Chengdu, to promote public awareness of our brand and products, all of which are, in turn, reflected in our increased sales. We believe that our selling expenses will continue to increase as our sales continue to grow.

General and Administrative Expenses. General and administrative expenses totaled $1,795,876 for the year ended December 31, 2007 as compared to $881,223 for the year ended December 31, 2006, an increase of approximately 104%. This increase is primarily attributable to legal and accounting fees incurred as a U.S. public company and other consulting fees relating to financing activities. Xian Tianxing had no significant increase in administrative expenses due to good management controls.

Research and Development Costs. Research and development costs, which consist of salaries, professional and technical support fees, totaled $268,320 for the year ended December 31, 2007 as compared to $131,371 for the year ended December 31, 2006, an increase of approximately 104%. The increase is attributable to our continuing efforts to introduce new products. In 2006, we had 42 products. In 2007, the number of products we offered more than doubled to 103 products.

Net Income. Skystar had a net loss of $1,956,976 for the year ended December 31, 2007 as compared to $1,175,142 net income for the year ended December 31, 2006.  The decrease in our net income is largely attributable to: (a) the amortization of the expenses relating to the convertible debentures and warrants from our financing in February 2007 and the related interest and financing costs, (b) inducement cost for those debentures converted and warrants exercised and (c) additional professional services required as a U.S. public company. For the year ended December 31, 2007, the total interest expense was $4,924,493. Our management believes that net income will increase because the convertible debentures have been largely converted and the non-cash charges of the amortization of the expenses and interest expense relating to the convertible debentures will be greatly reduced in the future. Additionally, since the majority of the convertible debentures have been converted and warrants exercised, we will not have any more non-cash charges for inducement cost relating to those convertible debentures already converted. Further, our management expects our net income to increase as we continue to introduce new products and increase sales.

Growth Strategies

Plan of Operations

Over the next 12 months, we plan to continue to market and sell our current products and to develop new products.

In 2003, we received approval from the State Council of China to expand our production facilities and construct a new GMP standard plant. We have invested RMB 82,000,000 (US$10,501,000) into this project, which is our Huxian plant, including approximately $9,700,000 for the facilities and $800,000 for working capital. The construction work commenced in late 2004, and we completed the veterinary medicine facility and the quality control, research and development, and administration building during 2007, both of which are fully operational. The remaining facilities of the Huxian plant are expected to be completed by the end of 2008. We anticipate that the new plant will generate sufficient cash flows; thus, management has concluded that there is no impairment loss on the construction in progress.

Product Research and Development

Xian Tianxing is developing several new products, including new bio-pharmaceutical products for animal immunization, non-pathogenic micro-organisms for the cure and prevention of livestock disease, complex enzyme preparations as animal feed additives, and several new veterinary medicine products, and our management expects many of these projects to be completed within the next 12 months.

Liquidity

Year Ended December 31, 2007

For the year ended December 31, 2007, we generated cash from operating activities of $943,145, as compared to $1,600,554 for the year ended December 31, 2006. The decrease is primarily attributable to purchase of inventories. We used $3,145,584 in investing activities for 2007 as compared to $1,833,706 for 2006. The expenditure in investing activities for 2007 consisted of, among others, payment of $402,470 for the purchase of equipment as the construction of one of our new facilities at our Huxian plant was completed at the end of second quarter of 2007. We also extended loans in the aggregate amount of $912,901 to unrelated third parties to secure good business relationships, purchase of intangible assets of $658,350 and advances on purchasing of long term assets of $1,171,863. We provided by $2,752,253 from financing activities for 2007, as compared to $385,272 provided by in financing activities for 2006, which, among others, mainly consisted of the issuance of convertible debentures and warrants from our February 2007 financing discussed in further detail in Note 11 of the accompanying footnotes to our consolidated financial statements.

As of December 31, 2007, the Company had cash of $771,492. Our total current assets were $6,323,937 and our total current liabilities were $1,422,919, which resulted in a net working capital of $4,901,018. On February 27, 2007, we entered into a Securities Purchase Agreement dated February 26, 2007, with several institutional and accredited investors pursuant to which we sold to these investors $4.075 million in aggregate principal amount of 8% convertible debentures due February 28, 2009, and warrants to purchase 4,075,000 shares of the common stock of the Company, in a private placement pursuant to Regulation D under the Securities Act of 1993. We believe that we have sufficient cash flow to meet our obligations on a timely basis in the foreseeable future.

We had capital expenditure commitments outstanding as of December 31, 2007 in the amount of $822,000 in relation to construction at our Huxian plant and $548,000 in relation to the purchase of machinery. Once all its facilities are completed, the Huxian plant is expected to enable us to consolidate our existing operations and to expand the production capacity for our bio-pharmaceutical business.

Capital Resources

On March 9, 2007, we received gross proceeds in the amount of $4.075 million from our closing of a Securities Purchase Agreement dated February 27, 2007 with certain investors. Of the capital raised, approximately $400,000 have been applied toward the construction of our new plant, approximately $270,000 have been spent on research and development of new products, approximately $680,000 have been applied toward the acquisition of proprietary technology, and the remaining balance used to expand our sales network and as a reserve for our working capital needs.

One of our manufacturing plants obtained a Good Manufacturing Practice (“GMP”) certificate and was fully operational at the end of second quarter of 2007. We have obtained product serial permit numbers for 60 products, which resulted in higher sales revenue and profit margins for us in the third quarter of 2007.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

	Payments due by Period

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	482,923	414,990	67,933	—	—
Operating Lease Obligations	183,635	34,789	71,346	48,967	28,533
Total	666,558	449,779	139,279	48,967	28,533

Off-balance Sheet Arrangements

As of the date of this Annual Report, we do not have any outstanding financial guarantees or commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable and long-term obligations. We consider investments in highly-liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents.

Interest Rates

Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At December 31, 2007, we had approximately $771,492 in cash and cash equivalents.

Exchange Rates

Xian Tianxing maintains its books and records in Renminbi (“RMB”), the lawful currency of China. In general, for consolidation purposes, we translate Xian Tianxing’s assets and liabilities into US Dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period. Adjustments resulting from the translation of Xian Tianxing’s financial statements are recorded as accumulated other comprehensive income.

Until July 21, 2005, RMB had been pegged to US$ at the rate of RMB8.30: US$1.00. On July 21, 2005, the Chinese government reformed the exchange rate system into a managed floating exchange rate system based on market supply and demand with reference to a basket of currencies. In addition, the exchange rate of RMB to US$ was adjusted to RMB8.11: US$1.00 as of July 21, 2005. The People’s Bank of China announces the closing price of a foreign currency such as US$ traded against RMB in the inter-bank foreign exchange market after the closing of the market on each working day, which will become the unified exchange rate for the trading against RMB on the following working day. The daily trading price of US$ against RMB in the inter-bank foreign exchange market is allowed to float within a band of ± 0.3% around the unified exchange rate published by the People’s Bank of China. This quotation of exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People’s Bank of China. Approval of foreign currency payments by the Bank of China or other institutions required submitting a payment application form together with invoices, shipping documents and signed contracts.

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the consolidated financial statements or otherwise stated in this MD&A were as follows:

	December 31, 2007	December 31, 2006

Assets and liabilities	USD 0.1371: RMB1	USD0.12820: RMB1

Statements of operations and cash flows for the period/year ended	USD 0.13167: RMB1	USD 0.12557: RMB1

No representation is made that RMB amounts have been, or would be, converted into US$ at the above rates.

Inflation

We believe that inflation has not had a material effect on our operations to date.

ITEM 8. FINANCIAL STATEMENTS

The Consolidated Financial Statements and Financial Statement Schedule are included in Part III, Item 15 (a) (1) and (2) of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Our independent registered public accounting firm presently is Moore Stephens Wurth Frazer and Torbet LLP (“Moore Stephens”). Pursuant to Item 304(a) Regulation S-K under the Securities Act of 1933, as amended, and under the Securities Exchange Act of 1934, as amended, the Company reported the following:

As approved by our board of directors, we dismissed Weinberg & Company, P.A. (“Weinberg”) as our independent auditors effective January 18, 2006.  Weinberg served as our independent auditors for the fiscal years ended December 31, 2003 and 2004, and the interim periods during fiscal year 2005.  Weinberg’s reports on our financial statements for the fiscal years ended December 31, 2003 and 2004 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except as to our ability to continue as a going concern. During the fiscal years ended December 31, 2003 and 2004 and until Weinberg’s dismissal, there were no disagreements with Weinberg within the meaning of Item 304 of Regulation S-B or any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure, which disagreements, if not resolved to Weinberg’s satisfaction, would have caused Weinberg to make reference to the subject matter of the disagreements in connection with its reports. During the fiscal years ended December 31, 2003 and 2004, and until Weinberg’s dismissal, there were no “reportable events” (as such term is defined in Item 304(a)(1)(v) of Regulation S-B. On January 19, 2006, we filed a Current Report on Form 8-K disclosing the dismissal of Weinberg. We requested Weinberg to review the disclosure contained therein and asked Weinberg to furnish us with a letter addressed to the SEC containing any new information, clarification of the our expression regarding Weinberg’s views, or the respects in which Weinberg does not agree with the statements contained herein. Such Form 8-K indicated that we would file Weinberg’s letter by amendment at a later date. A copy of Weinberg’s letter was filed as an exhibit to Amendment No. 1 to such Form 8-K on January 27, 2006.

On January 19, 2006, as approved by our board of directors, we engaged GC Alliance Limited (“GC”) as our independent accounting firm. Prior to the engagement of GC, neither us nor anyone on our behalf consulted with GC regarding either (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on our financial statements, or (ii) any matter that was the subject of a “disagreement” or a “reportable event.”

On February 21, 2006, following the approval of our board of directors, we dismissed GC as our independent auditors.  GC did not audit or review any of our financial statements prior to GC’s dismissal. Until GC’s dismissal, there were no disagreements with GC within the meaning of Item 304 of Regulation S-B or any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure, which disagreements, if not resolved to GC’s satisfaction, would have caused GC to make reference to the subject matter of the disagreements in connection with its reports. Until GC’s dismissal, there were no “reportable events” (as such term is defined in Item 304(a)(1)(v) of Regulation S-B. On February 27, 2006, we filed a Current Report on Form 8-K disclosing the dismissal of GC. We requested GC to review the disclosure contained therein and asked GC to furnish us with a letter addressed to the SEC containing any new information, clarification of the our expression regarding GC’s views, or the respects in which GC does not agree with the statements contained herein. Such Form 8-K indicated that we would file GC’s letter by amendment at a later date. A copy of GC’s letter was filed as an exhibit to Amendment No. 1 to such Form 8-K on March 3, 2006.

On February 21, 2006, as approved by our board of directors, we engaged Moore Stephens as our independent accounting firm. Prior to the engagement of Moore Stephens, neither us nor anyone on our behalf consulted with Moore Stephens regarding either (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on our financial statements, or (ii) any matter that was the subject of a “disagreement” or a “reportable event.”

On March 6, 2007, following the approval of our board of directors, we dismissed Moore Stephens as our independent auditors.  Moore Stephens served as our independent auditors for the fiscal year ended December 31, 2005 and the interim periods during fiscal year 2006.  Moore Stephens’s reports on our financial statements for the fiscal year ended December 31, 2005 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except for an explanatory paragraph regarding the financial statements being prepared assuming that we will continue as a going concern.. During the fiscal year ended December 31, 2005 and until Moore Stephens’s dismissal, there were no disagreements with Moore Stephens within the meaning of Item 304 of Regulation S-B or any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure, which disagreements, if not resolved to Moore Stephens’s satisfaction, would have caused Moore Stephens to make reference to the subject matter of the disagreements in connection with its reports. During the fiscal year ended December 31, 2005 and until Moore Stephens’s dismissal, there were no “reportable events” (as such term is defined in Item 304(a)(1)(v) of Regulation S-B. On March 6, 2007, we filed a Current Report on Form 8-K disclosing the dismissal of Moore Stephens. We requested Moore Stephens to review the disclosure contained therein and asked Moore Stephens to furnish us with a letter addressed to the SEC containing any new information, clarification of the our expression regarding Moore Stephens’s views, or the respects in which Moore Stephens does not agree with the statements contained herein. Such Form 8-K indicated that we would file Moore Stephens’s letter by amendment at a later date. A copy of Moore Stephens’s letter was filed as an exhibit to Amendment No. 1 to such Form 8-K on March 8, 2007.

On March 6, 2007, as approved by our board of directors, we engaged Schwartz Levitsky Feldman LLP, Chartered Accountants (“SLF”) as our independent accounting firm. Prior to the engagement of SLF, neither us nor anyone on our behalf consulted with SLF regarding either (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on our financial statements, or (ii) any matter that was the subject of a “disagreement” or a “reportable event.”

On April 26, 2007, following the approval of our board of directors, we dismissed SLF as our independent auditors.  SLF was engaged to serve as our independent auditors for the fiscal year ended December 31, 2006 but did not complete the audit before their dismissal. Until SLF’s dismissal, there were no disagreements with SLF within the meaning of Item 304 of Regulation S-B or any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure, which disagreements, if not resolved to SLF’s satisfaction, would have caused SLF to make reference to the subject matter of the disagreements in connection with its reports. Until SLF’s dismissal, there were no “reportable events” (as such term is defined in Item 304(a)(1)(v) of Regulation S-B. On April 30, 2007, we filed a Current Report on Form 8-K disclosing the dismissal of SLF. We requested SLF to review the disclosure contained therein and asked SLF to furnish us with a letter addressed to the SEC containing any new information, clarification of the our expression regarding SLF’s views, or the respects in which SLF does not agree with the statements contained herein. A copy of SLF’s letter was filed as an exhibit to such Form 8-K.

On April 26, 2007, as approved by our board of directors, we reengaged Moore Stephens as our independent accounting firm. Prior to the reengagement of Moore Stephens, neither us nor anyone on our behalf consulted with Moore Stephens regarding either (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on our financial statements, or (ii) any matter that was the subject of a ”disagreement” or a “reportable event.”

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 31, 2007, the end of the fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective as of December 31, 2007.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company's internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected in a timely manner. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.

Our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework." During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2007, our management identified significant deficiencies related to the following:

1.
Accounting and Finance Personnel Weaknesses - The current staff in the accounting department is relatively inexperienced, and needs substantial training so as to meet with the higher demands of being a U.S. public company. The accounting skills and understanding necessary to fulfill the requirements of U.S. GAAP-based reporting, including the skills of subsidiary financial statement consolidation, are not at par, which resulted in a less than optimal segregation of duties relative to key financial reporting functions.

2.
Lack of Internal Audit Function - The Company lacks qualified resources to perform the internal audit functions properly. In addition, the scope and effectiveness of internal audit function are yet been fully developed.

3.
Lack of Internal Audit System - The Company lacked internal audit department, which was ineffective in preventing and detecting control lapses and errors in the accounting of certain key areas like revenue recognition, purchase approvals, inter-company transactions, cash receipt and cash disbursement authorizations, inventory safeguard and proper accumulation for cost of products, in accordance with the appropriate costing method used by the Company.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

The Company’s management has identified the steps necessary to address the material weaknesses described above, as follows:

1.
Hiring additional accounting and operations personnel and engaging outside contractors with technical accounting expertise, as needed, and reorganizing the accounting and finance department to ensure that accounting personnel with adequate experience, skills and knowledge relating to complex, non-routine transactions are directly involved in the review and accounting evaluation of our complex, non-routine transactions;

2.
Involving both internal accounting and operations personnel and outside contractors with technical accounting expertise, as needed, early in the evaluation of a complex, non-routine transaction to obtain additional guidance as to the application of generally accepted accounting principles to such a proposed transaction;

3.	Documenting to standards established by senior accounting personnel and the principal accounting officer the review, analysis and related conclusions with respect to complex, non-routine transactions;

4.	Requiring senior accounting personnel and the principal accounting officer to review complex, non-routine transactions to evaluate and approve the accounting treatment for such transactions;

5.
Interviewing prospective new directors for our Board including a member who is appropriately credentialed as a financial expert with a goal to establish both an audit and compensation committee as well as sufficient number of independent directors; and

6.	Evaluating the internal audit function in relation to the Company’s financial resources and requirements.

We believe that the foregoing steps will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company's financial reporting.

Our management is not aware of any material weaknesses in our internal control over financial reporting, and nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of December 31, 2007.  The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements.  Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement or omission in any report we have filed with or submitted to the Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our international control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

 ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of March 25, 2008, the directors and executive officers of the Company, their ages, their respective offices and positions, and their respective dates of election or appointment are as follows:

Name	Age	Position	Date of Appointment

Weibing Lu	45	Chief Executive Officer and Chairman of the Board of Directors	February 2006

Erna Gao	51	Chief Financial Officer and Director	February 2006

Wei Wen	42	Secretary and Director	February 2006

Xinya Zhang	59	Director	February 2006

R. Scott Cramer	44	Director	October 2001

Business Experience Descriptions

Weibing Lu, Chief Executive Officer and Director

Mr. Weibing Lu received his bachelor’s degree in science from Wuhan University of Mapping Science and Technology (now known as Wuhan University) in 1985. In 1986, he was a teacher of College of Xian Geology. Mr. Lu received his Master’s degree in Business Administration in 1999 from Xian University. Mr. Lu has vast experience in the biotechnology field and in enterprise management. In 1992, he set up the Xian Xingji Electronic Engineering Company and served as its Chairman and President until 1997. In 2002, he was awarded as the title of “Outstanding Enterpriser of Xian Feed Industry” and appointed as a director of Xian Institute of Feed Industry. In July 1997, he set up Xian Tianxing Science and Technology Development Co., Ltd. In December 2003, Xian Tianxing Science and Technology Development Co., Ltd. was reorganized and became Xian Tianxing Bio-pharmaceutical Co., Ltd. Since December 2003, Mr. Lu has served as Chairman of the Board and President of Xian Tianxing Bio-Pharmaceutical Co., Ltd.

Erna Gao, Chief Financial Officer and Director

Ms. Erna Gao graduated from Xi’an TB University in Accountancy in 1986. From 1982 to 2001, she was an accountant, senior accountant and accountant manager at the Kunlun Electrical Engineering Company. From April 2001 to March 2004, she was chief accountant at Dongda Petroleum Company. Since March 2004, she has been the Chief Financial Officer of Xian Tianxing Bio-Pharmaceutical Co., Ltd.

Wei Wen, Secretary and Director

Mr. Wei Wen graduated from Xian University of Science and Industry in 1986. From 1990 to 1994, Mr. Wen was the manager of Sales Department of Xian Zhongtian Science and Technology Development Co., Ltd. Then, from 1994 to 1997, Mr. Wen served as Vice General Manager and Manager of Sales Department of Xian Xingji Electronic Engineering Company. In 1997, Mr. Wen was appointed as the Vice General Manager of Xian Tianxing Science and Technology Development Co., Ltd. which he served until December 2003. After the reorganization of the company in December 2003, Mr. Wen was appointed and continues to serve as Vice General Manager and the Secretary of the Board of Directors of Xian Tianxing Bio-Pharmaceutical Co., Inc.

Xinya Zhang, Director

Mr. Xinya Zhang graduated from Northwest Agricultural University in Shanxi, China. From 1990 to 1997, he was the Factory Director and General Engineer of Xian Hua’an Livestock Group Company Feed Factory. In July 1997, he joined Xian Tianxing Science and Technology Development Co., Ltd. and was appointed as our Vice General Manager. Since our reorganization in December 2003, Mr. Zhang has served as Vice General Manager of Xian Tianxing Bio-Pharmaceutical Co., Inc.

R. Scott Cramer, Director

Mr. R. Scott Cramer was previously the Chairman, Chief Executive Officer and Chief Financial Officer of The Cyber Group. He is currently a member of our Board of Directors. Mr. Cramer is currently also the President of Cramer & Associates, a firm specializing in retirement management, estate planning and investments.

Family Relationships

There are no family relationships between or among any of the current directors, executive officers or persons nominated or charged by Skystar to become directors or executive officers.

Involvement in Certain Legal Proceedings

None of the directors or executive officers has, during the past five years:

(a)
Had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(b)	Been convicted in a criminal proceeding or subject to a pending criminal proceeding;

(c)
Been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or any federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; and

(d)
Been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act

Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended December 31, 2007, beneficial owners complied with Section 16(a) filing requirements applicable to them: Clever Mind International Limited, of which Wei Wen, a director of the Company, is the Chairman of the Board, did not file its Form 4s or Form 5s in connection with transactions that occurred during fiscal 2007.

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the SEC and in other public communications made by an issuer;

•	Compliance with applicable governmental laws, rules and regulations;

•	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

•	Accountability for adherence to the code.

The Company has not adopted a formal code of ethics because all of its executive officers are also directors, who are already subject to ethical and fiduciary standards imposed by law. However, the Company intends to develop a formal code of ethics that will apply to all of its employees (including its executive officers). Upon completion, the Company will provide to any person, without charge and upon request, a copy of the code of ethics. Any such request must be made in writing to the Company at its offices in Rm. 10601, Jiezuo Plaza, No.4, Fenghui Road South, Gaoxin District, Xian Province, PRC.

Material Changes to the Procedures by which Security Holders May Recommend Nominees to the Board of Directors

There have been no material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Audit Committee

We are not a “listed company” under SEC rules and are therefore not required to have an audit committee comprised of independent directors. We do not currently have an audit committee, however, for certain purposes of the rules and regulations of the SEC, the Company’s board of directors is deemed to be its audit committee. The board of directors has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member’s financial sophistication. In addition, two directors qualify as an “audit committee financial expert” within the meaning of the rules and regulations of the SEC. Accordingly, the board of directors believes that each of its members has sufficient knowledge and the experience necessary to fulfill the duties and obligations that an audit committee would have. Our board of directors intends, however, to appoint an audit committee in the near future.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This compensation discussion and analysis describes the material elements of the compensation awarded to our current executive officers. This compensation discussion focuses on the information contained in the following tables and related footnotes and narrative for the last completed fiscal year. In 2007, our board of directors oversaw and administered our executive compensation program.

Our current executive compensation includes a base salary, and does not include (i) discretionary annual cash performance-based incentives, (ii) termination/severance and change of control payments, or (iii) perquisites and benefits.

Our Compensation Philosophy

Our philosophy regarding compensation of our executive officers includes the following principles:

•	compensation should align the interests of our management team with those of our shareholders;

•	compensation should reward the achievement of our strategic initiatives and short- and long-term operating and financial goals;

•	compensation should appropriately reflect differences in position and responsibility;

•	compensation should be reasonable and bear some relationship with the compensation standards in the market in which our management team operates; and

•	compensation should be understandable and transparent.

Determination of Compensation Awards

Our board of directors is provided with the primary authority to determine the compensation awards available to our executive officers.

Compensation Benchmarking and Peer Group

Our board of directors did not rely on any consultants or utilize any peer company comparisons or benchmarking in 2007 in setting executive compensation. As our company evolves, we expect to take steps, including the utilization of peer company comparisons, to ensure that the board of directors has a comprehensive picture of the compensation paid to our executives and with a goal toward total direct compensation for our executives that are on a par with the median total direct compensation paid to executives in peer companies if annually established target levels of performance at the company and business segment level are achieved.

Elements of Compensation

Presently, we compensate our executives with only a base salary. We do not pay any compensation to our executive officers in the form of discretionary annual cash performance-based incentives, long-term incentive plan awards or perquisites and other compensation, although our board of directors may recommend and institute such forms of compensation in the future.

Base Salaries

Base salary is used to recognize the experience, skills, knowledge and responsibilities required of our employees, including our named executive officers. When establishing base salaries for 2007, our board of directors and management considered a number of factors, including the seniority of the individual, the functional role of the position, the level of the individual's responsibility, the ability to replace the individual, the base salary of the individual at their prior employment and the number of well qualified candidates to assume the individual's role.

Discretionary Annual Cash Performance-Based Incentive

In 2007, we did not pay any compensation in the form of discretionary annual cash performance-based incentives or other forms of bonuses to our Chief Executive Officer and each other named executive officer. Our board of directors may, however, recommend such bonuses in the future.

Long-Term Incentive Plan Awards

While we currently have two equity incentive plans in effect, no stock awards or stock option grants were made to any of the named executive officers pursuant to these plans during the fiscal year ended December 31, 2007. No stock options were held by the named executive officers as of December 31, 2007.

Perquisites and Other Compensation

We do not have any retirement or pension plans in place for any of our named executives.

Management’s Role in the Compensation-Setting Process

Our management plays a role in our compensation-setting process. We believe this input from management is needed in order to evaluate the performance of our management, recommend business performance targets and objectives, and recommend compensation levels. Our management may from time to time, make recommendations to our board of directors regarding executive compensation. During this process, management may be asked to provide the board with their evaluation of the executive officers’ performances, the background information regarding our strategic financial and operational objectives, and compensation recommendations as to the executive officers.

Summary of Compensation

The following summary compensation table indicates the cash and non-cash compensation earned during the fiscal years ended December 31, 2007 and 2006 by the Chief Executive Officer and each of our other three highest paid executives, whose total compensation exceeded $100,000 (if any) during the fiscal year ended December 31, 2007 and 2006.

Summary Compensation

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ( $)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ( $)	Total ($)
Weibing Lu,	2007	8,400	-0-	-0-	-0-	-0-	-0-	-0-	8,400
current CEO	2006	7,091	-0-	-0-	-0-	-0-	-0-	-0-	7,091

(1)
All compensation is paid in Chinese RMB. For reporting purposes, the amounts in the table above have been converted to U.S. dollars at the conversion rate of 7.6 RMB to one U.S. dollar. The officers listed in this table received no other form of compensation in the years shown, other than the salary set forth in this table.

Outstanding Equity Awards at Fiscal Year-End

There are no unexercised options, unvested stock awards or equity incentive plan awards for any of the above-named executive officers outstanding as of December 31, 2007.

Compensation of Directors

The following director compensation disclosure reflects all compensation awarded to, earned by or paid to the directors below for the fiscal year ended December 31, 2007.

DIRECTOR COMPENSATION TABLE
Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Weibing Lu (1)	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Erna Gao (1)	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Wei Wen (1)	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Xinya Zhang (1)	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-
R. Scott Cramer (2)	2007	-0-	-0-	-0-	-0-	-0-	64,000	64,000

(1)
In connection with the share exchange transaction (described in the Description of Business above under the heading "Corporate Organization and History"), these persons became our directors on November 7, 2005. After the change in control that occurred as a result of the share exchange transaction, we do not have any compensation arrangements with our directors.

(2)
Mr. Cramer was an officer of the Company prior to the share exchange transaction and has stayed on as a director thereafter. The compensation received by Mr. Cramer during fiscal 2007 was for services unrelated to his duties as a director. The compensation was paid in the form of 40,000 shares of the Company’s restricted common stock, issued on August 1, 2007 and which were not issued pursuant to any equity incentive plans in effect. The fair market value of our common stock on August 1, 2007 was $1.60 per share.

There were no stock or option awards issued to any directors and outstanding as of December 31, 2007.

Employment and Director Agreements

We currently have no employment agreements with any of our executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer’s responsibilities following a change-in-control.

Indemnification of Officers and Directors

We are a Nevada corporation, and accordingly, we are subject to the corporate laws under the Nevada Revised Statutes. Pursuant to Article 7 of our articles of incorporation and Nevada’s Revised Business Statutes, our bylaws contain the following indemnification provisions for our directors and officers:

“Section 8.1. Indemnification. No officer or director shall be personally liable for any obligations arising out of any acts or conduct of said officer or director performed for or on behalf of the Corporation. The Corporation shall and does hereby indemnify and hold harmless each person and his heirs and administrators who shall serve at any time hereafter as a director or officer of the Corporation from and against any and all claims, judgments and liabilities to which such persons shall become subject by reason of any action alleged to have been heretofore or hereafter taken or omitted to have been taken by him as such director or officer, and shall reimburse each such person for all legal and other expenses reasonably incurred by him in connection with any such claim of liability; including power to defend such person from all suits as provided for under the provisions of the Nevada Corporation Laws; provided, however that no such person shall be indemnified against, or be reimbursed for, any expense incurred in connection with any claim or liability arising out of his own gross negligence or willful misconduct. The rights accruing to any person under the foregoing provisions of this section shall not exclude any other right to which he may lawfully be entitled, nor shall anything herein contained restrict the right of the Corporation to indemnify or reimburse such person in any proper case, even though not specifically herein provided for. The Corporation, its directors, officers, employees and agents shall be fully protected in taking any action or making any payment or in refusing so to do in reliance upon the advice of counsel.

            Section 8.2. Other Indemnification. The indemnification herein provided shall not be deemed exclusive of any other rights to which those seeking indemnification may be entitled under any bylaw, agreement, vote of shareholders or disinterested directors, or otherwise, both as to action in his official capacity and as to action in another capacity while holding such office, and shall continue as to a person who has ceased to be a director, officer or employee and shall inure to the benefit of the heirs, executors and administrators of such a person.

            Section 8.3. Insurance. The Corporation may purchase and maintain insurance on behalf of any person who is or was a director, officer or employee of the Corporation, or is or was serving at the request of the Corporation in such capacity for another corporation, partnership, joint venture, trust or other enterprise, against any liability asserted against him and incurred by him in any capacity, or arising out of his status as such, whether or not the Corporation would have the power to indemnify him against liability under the provisions of this Article VIII or the laws of the State of Nevada.

            Section 8.4. Settlement by Corporation. The right of any person to be indemnified shall be subject always to the right of the Corporation by its Board of Directors, in lieu of such indemnity, to settle any such claim, action, suit or proceeding at the expense of the Corporation by the payment of the amount of such settlement and the costs and expenses incurred in connection therewith.”

These indemnification provisions may be sufficiently broad to permit indemnification of the registrant's executive officers and directors for liabilities (including reimbursement of expenses incurred) arising under the Securities Act of 1933.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. No pending material litigation or proceeding involving our directors, executive officers, employees or other agents as to which indemnification is being sought exists, and we are not aware of any pending or threatened material litigation that may result in claims for indemnification by any of our directors or executive officers.

We do not currently carry directors’ and officers’ liability insurance covering our directors and officers, but we have plans to do so. Insofar as indemnification for liabilities under the Securities Act may be permitted to directors, officers, or persons controlling the Company pursuant to the foregoing provisions, we have been informed that, in the opinion of the Commission, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	—	—
Equity compensation plans not approved by security holders	0	0	2,693,100
TOTAL	0	0	2,693,100

As of December 31, 2007, the Company had the following two (2) equity compensation plans in effect:

(1)
On October 16, 2002, the Company adopted a stock incentive plan for officers, directors, employees, and consultants entitled the “Cyber Group Network Corporation Stock Incentive Plan # 2” (hereinafter the “2002 Plan”). The maximum number of shares that may be issued under the 2002 Plan is 40,000,000 shares of our common stock. The 2002 Plan has not previously been approved by security holders and awards may be granted under this Plan until October 15, 2012. Under this Plan, the Company may issue common stock and/or options to purchase common stock to certain officers, directors and employees and consultants of the Company and its subsidiaries. The 2002 Plan is administered either by the compensation committee or a committee appointed by the Board, which is comprised of a combination of two or more officers and/or members of the Board. The committee has full and complete authority, in its discretion, but subject to the express provisions of the Plan to approve the eligible persons nominated by the management of the Company to be granted awards of common stock “Awards”) or stock options, to determine the number of Awards or stock options to be granted to an eligible person; to determine the time or times at which or stock options shall be granted; to establish the terms and conditions upon which Awards or Stock Options may be exercised; to remove or adjust any restrictions and conditions upon Awards or Stock Options; to specify, at the time of grant, provisions relating to exercisability of Stock Options and to accelerate or otherwise modify the exercisability of any Stock Options; and to adopt such rules and regulations and to make all other determinations deemed necessary or desirable for the administration of the Plan. As of December 31, 2007, there are 2,093,452 shares of our common stock remaining available for future issuance under the 2002 Plan.

(2)
On February 22, 2006, the Company adopted a stock incentive plan for consultants entitled the “2006 Consultant Stock Plan” (hereinafter the “2006 Plan”). The maximum number of shares that may be issued under the 2006 Plan is 1,199,648 shares of our common stock. The 2006 Plan has not previously been approved by security holders and awards may be granted under this Plan until February 21, 2016. Under the 2006 Plan, the Company may issue common stock to certain consultants of the Company who are crucial to the future growth and success of the Company and its subsidiaries and affiliates. The 2006 Plan is administered by either a committee appointed by the Board, which is comprised of one or more members of the Board who is not serving on another plan committee, or the Board. The committee has full and complete authority, in its discretion, but subject to the express provisions of the Plan, to designate the persons or classes of persons eligible to receive awards of common stock “Awards”; to determine the form and amount of Awards to be granted to an eligible person or class of persons; to establish the terms and conditions upon which Awards may be exercised; to remove or adjust any restrictions and conditions upon Awards; and to adopt such rules and regulations and to make all other determinations deemed necessary or desirable for the administration of the Plan. As of December 31, 2007, there are 599,648 shares of our common stock remaining available for future issuance under the 2006 Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding Skystar’s common stock beneficially owned on March 25, 2008, for (i) each stockholder known to be the beneficial owner of 5% or more of Skystar’s outstanding common stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. Shares of common stock subject to options, warrants or convertible securities exercisable or convertible within 60 days of March 25, 2008 are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person. Percentages are determined based on 17,111,200 common shares issued and outstanding as of March 25, 2008. To the best of our knowledge, subject to community and martial property laws, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

Title of Class	Name and Address of Beneficial Owners (1)	Amount of Beneficial Ownership		Percent of Class (2)

Common Stock	Upform Group Limited (3)	4,695,623		27.44%
Common Stock	Weibing Lu, Director and Chief Executive Officer (3)	4,695,623		27.44%
Common Stock	Xinya Zhang, Director (3)	4,695,623		27.44%
Common Stock	Wei Wen, Director (4)	207,715		1.21%
Common Stock	Erna Gao, Director and Chief Financial Officer	-0-		0%
Common Stock	R. Scott Cramer, Director (5)	692,231		4.05%
Common Stock	US Special Opportunities Trust PLC (6) (8)	1,293,903	(8)	7.56% (8)
Common Stock	Renaissance US Growth Investment Trust PLC (7) (8)	1,293,903	(8)	7.56% (8)
Common Stock	All officers and directors as a group (5 total)	5,595,569		32.70%

(1)	Unless otherwise noted, the address for each of the named beneficial owners is: Rm. 10601, Jiezuo Plaza, No.4, Fenghui Road South, Gaoxin District, Xian Province, PRC.

(2)	Unless otherwise noted, the number of outstanding shares of common stock of Skystar is based upon 17,111,200 shares outstanding as of March 25, 2008.

(3)
Upform Group Limited’s (“Upform Group”) address is Sea Meadow House, Blackburne Highway, P.O. Box 116, Road Town, Tortola, British Virgin Islands. Weibing Lu and Xinya Zhang are directors of the Upform Group. Mr. Lu is the majority stockholder and the Chairman of the Board of Directors of Upform Group, and thus Mr. Lu indirectly owns the shares held by Upform Group, through his majority ownership of Upform Group. Thus, the number of shares reported herein as beneficially owned by Mr. Lu therefore includes the shares held by Upform Group. Similarly, because Xinya Zhang is a director of Upform Group, he might be deemed to have or share investment control over Upform Group’s portfolio. Thus, the number of shares reported herein as beneficially owned by Ms. Zhang also include the shares held by Upform Group.

(4)
The number of shares reported herein as beneficially owned by Wei Wen includes the shares held Clever Mind International Limited, which address is: Sea Meadow House, Blackburne Highway, P.O. Box 116, Road Town, Tortola, British Virgin Islands. Mr. Wen is Chairman of the Board of Directors of Clever Mind and owns approximately 2.3% of the issued and outstanding shares of Clever Mind. Because Mr. Wen is a director of Clever Mind, he might be deemed to have or share investment control over Clever Mind’s portfolio.

(5)	R. Scott Cramer address is: 1012 Lewis Dr., Winter Park, FL 32789. Includes 681,411 shares held by the Cramer Family Trust of which Mr. Cramer is the sole trustee and sole primary beneficiary.

(6)
US Special Opportunities Trust PLC’s (“USSO”) address is: 8080 North Central Expressway, Suite 210, Dallas, Texas 75206. Russell Cleveland is the natural person who has voting power and the power to sell, transfer or otherwise dispose of the common stock upon conversion and/or exercise.

(7)
Renaissance US Growth Investment Trust PLC’s (“USGI”) address is: 8080 North Central Expressway, Suite 210, Dallas, Texas 75206. Russell Cleveland is the natural person who has voting power and the power to sell, transfer or otherwise dispose of the common stock upon conversion and/or exercise.

(8)	Because USSO and USGI share common control, they are deemed affiliates of each other.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Amounts receivable from and payable to related parties are summarized as follows as of December 31:

	2007	2006
Amounts due from shareholder:
Mr. Weibing Lu (1)	$59,462	$-

Amount due to shareholders:
Ms. Aixia Wang (1)	$1,371
Mr. Scott Cramer (1)	30,245	-
Total	$31,616	$-

Amount due to related companies:
TianXing Digital Co., Ltd. (2)	$17,137	$16,025
Shanxi Xingji Electronics Co. Ltd. (2)	32,817	-
Total	$49,954	16,025

(1)
The related individuals, Mr. Weibing Lu, Ms. Aixia Wang, and Mr. R. Scott Cramer are all shareholders of the Company. Mr. Lu and Mr. Cramer are also our directors, and Mr. Lu is additionally our chief executive officer. The amounts due to shareholders were cash advances to facilitate Company operations or expenses paid by these individuals on behalf of the Company. These balances are non-interest bearing, unsecured, due on demand, and the ultimate manner of settlement is in cash or in exchange for office premises rental.

(2)
Shanxi Xingji Electronics Co., Ltd. is owned by the wife of Mr. Lu, and Tianxing Digital Co., Ltd. is owned by Mr. Lu. The amounts due to Shanxi Xingji Electronics Co., Ltd. and Tianxing Digital Co., Ltd. are short term cash transfers for business operations, non-interest bearing, unsecured, and payable upon demand. The ultimate manner of settlement is in cash.

On January 1, 2007, we entered into a 5-year lease agreement with Mr. Weibing Lu to lease the premises at Rm. 10601, Jiezuo Plaza, No.4, Fenghui Road South, Gaoxin District, Xian Province, PRC, which belongs to Mr. Lu and which has been serving as our headquarters. The annual rent under the lease agreement is RMB 165,600 (approximately $21,800). Mr. Lu previously provided the premises rent-free, in 2005 and 2006, for the use of our administrative division.

Mr. Weibing Lu is also the Chairman of the Board of Directors of Xian Tianxing. Conflicts of interests between his duties to our company and Xian Tianxing may arise. As Mr. Lu is a director and executive officer of our company, he has a duty of loyalty and care to us under U.S. and Cayman Islands law when there are any potential conflicts of interests between our company and Xian Tianxing. We cannot assure you, however, that when conflicts of interest arise, Mr. Lu will act completely in our interests or that conflicts of interests will be resolved in our favor. In addition, Mr. Lu could violate his legal duties by diverting business opportunities from us to others. If we cannot resolve any conflicts of interest between us and Mr. Lu, we would have to rely on legal proceedings, which could result in the disruption of our business.

Other than the above transactions or otherwise set forth in any reports filed by the Company with the SEC, the Company and its subsidiaries have not entered into any material transactions with any director, executive officer, and nominee for director, beneficial owner of five percent or more of its common stock, or family members of such persons. The Company is not a subsidiary of any company.

Director Independence

As of March 25, 2008, none of the directors serving on our board are “independent,” within the meaning of the applicable federal securities laws. However, we expect to be able to attract and recruit additional candidates to serve on our board as independent directors, the timing of which will depend on the availability and willingness of qualified independent director candidates to serve in such capacity. Our Board plans to appoint independent directors as part of its plans to form audit, nominating and compensation committees for the Company. We intend to appoint independent directors in a manner consistent with the American Stock Exchange listing requirement prior to filing our listing application on such stock exchange.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by Moore Stephens Worth Frazer and Torbet LLP (“Moore Stephens”) for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2006, was $150,000.

The aggregate fees billed by Schwartz Levitsky Feldman LLP (“Schwartz Levitsky”) for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2006 was $120,000.

The aggregate fees billed by Moore Stephens for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2007, was $100,000.

Audited-Related Fees

There were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees” for the years ended December 31, 2007 and 2006.

Tax Fees

For the years ended December 31, 2007 and December 31, 2006, there were $3,000 and $5,000, respectively, billed by Moore Stephens for services for tax compliance, tax advice and tax planning work to the Company.

All Other Fees

There were no other fees billed by Weinberg & Company, GC Alliance Limited, Schwartz Levitsky or Moore Stephens during the last two fiscal years for products and services provided by Weinberg & Company, GC Alliance Limited, Schwartz Levitsky or Moore Stephens.

ITEM 15.  EXHIBITS

a. (1) Financial Statements

The following consolidated financial statements of Skystar are included in Part II, Item 8 of this Report:

Report of Moore Stephens Wurth Frazer and Torbet, LLP, Independent Auditors

Consolidated Balance Sheets at December 31, 2007 and 2006

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2007 and 2006

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2007 and 2006

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007 and 2006

Notes to Consolidated Financial Statements

2) Financial Statement Schedules

Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(3) Exhibits

EXHIBIT INDEX

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

3.1	Charter of The Cyber Group Network Corporation as filed with the State of Nevada (4)

3.2	Certificate of Amendment and Certificate of Change (5)

3.3	Company Bylaws (6)

10.1	Form of Securities Purchase Agreement, dated as of February 26, 2007 by and among the Company and eight accredited investors (7)

10.2	Form of Class A Convertible Debenture (7)

10.3	Form of Class B Convertible Debenture (7)

10.4	Form of Class A Warrant (7)

10.5	Form of Class B Warrant (7)

10.6	Form of Registration Rights Agreement, dated as of February 26, 2007 by and among the Company and eight accredited investors (7)

10.7	Form of Company Principal Lockup Agreement (7)

10.8	Form of the Amendment, Exchange and Waiver Agreement between the Company and certain accredited investors dated November 9, 2007 (8)

10.9	Lease Agreement between Xian Tianxing Bio-Pharmaceutical Co., Ltd. and Weibing Lu dated June 1, 2007 (14)

16.1	Letter from Weinberg & Company, P.A. (9)

16.2	Letter from GC Alliance Limited (10)

16.3	Letter from Moore Stephens Wurth Frazer & Torbet LLP (11)

16.4	Letter from Schwartz Levitsky Feldman LLP (12)

21.1	Subsidiaries of the Company (14)

23.1	Consent of Moore Stephens Worth Frazer and Torbet LLP (14)

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer (14)

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer (14)

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer (14)

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer (14)

99.1	Consulting Services Agreement between Skystar Bio-Pharmaceutical (Cayman) Holdings, Co., Ltd., Xian Tianxing Bio-Pharmaceutical Co., Ltd. dated October 28, 2005 (4)

99.2
Equity Pledge Agreement between Skystar Bio-Pharmaceutical (Cayman) Holdings, Co., Ltd. and Xian Tianxing Bio-Pharmaceutical Co., Ltd. (“Xian Tianxing”) and Xian Tianxing’s Majority Shareholders dated October 28, 2005 (4)

99.3
Operating Agreement between Skystar Bio-Pharmaceutical (Cayman) Holdings, Co., Ltd., and Xian Tianxing Bio-Pharmaceutical Co. (“Xian Tianxing”), Xian Tianxing’s Majority Shareholders, Ltd. and Weibing Lu dated October 28, 2005 (4)

99.4
Proxy Agreement between Skystar Bio-Pharmaceutical (Cayman) Holdings, Co., Ltd. and Xian Tianxing Bio-Pharmaceutical Co. (“Xian Tianxing”), Xian Tianxing’s Majority Shareholders and Weibing Lu dated October 28, 2005 (4)

99.5
Option Agreement between Skystar Bio-Pharmaceutical (Cayman) Holdings, Co., Ltd. and Xian Tianxing Bio-Pharmaceutical Co., Ltd. (“Xian Tianxing”), Xian Tianxing Majority Shareholders and Weibing Lu dated October 28, 2005 (4)

99.6
Amendment to Consulting Agreement by and among Skystar Bio-Pharmaceutical (Cayman) Holdings Co., Ltd. (“Skystar Cayman”), Sida Biotechnology (Xian) Co., Ltd. (“Sida”), Xian Tianxing Bio-Pharmaceutical Co., Ltd. (“Xian Tianxing”) and Skystar Bio-Pharmaceutical Co. (“Skystar”) dated March 10, 2008 (13)

99.7	Amendment to Equity Pledge Agreement among Skystar Cayman, Sida, Xian Tianxing, Xian Tianxing’s majority shareholders and Skystar dated March 10, 2008 (13)

99.8	Agreement to Transfer of Operating Agreement among Skystar Cayman, Sida, Xian Tianxing, Xian Tianxing’s majority shareholders and Skystar dated March 10, 2008 (13)

99.9	Designation Agreement among Skystar Cayman, Sida, Xian Tianxing, Xian Tianxing’s majority shareholders and Skystar dated March 10, 2008 (13)

99.10	Agreement to Transfer of Option Agreement among Skystar Cayman, Sida, Xian Tianxing, Xian Tianxing’s majority shareholders and Skystar dated March 10, 2008 (13)

(1)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A filed on June 1, 2000.

(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A filed on January 12, 2001.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 26, 2005.

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 14, 2005.

(5)	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB filed on April 17, 2006.

(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K December 16, 2005.

(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 5, 2007.

(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 11, 2007.

(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A filed on January 27, 2006.

(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A filed on March 3, 2006.

(11)	Incorporated by reference from the Registrant's Current Report on Form 8-K filed on March 8, 2007.

(12)	Incorporated by reference from the Registrant’s Current Report on Form 8-K on April 30, 2007.

(13)	Incorporated by reference from the Registrant’s Current Report on Form 8-K on March 11, 2008.

(14)	Filed herewith.

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKYSTAR BIO-PHARMACEUTICAL COMPANY
(Registrant)

Date: April 2, 2008	By:	/s/ Weibing Lu
Weibing Lu
Chief Executive Officer

Date: April 2, 2008	By:	/s/ Erna Gao
Erna Gao
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Weibing Lu	Chief Executive Officer / Director	April 2, 2008
Weibing Lu

/s/ Erna Gao	Chief Financial Officer / Director	April 2, 2008
Erna Gao

/s/ Wei Wen	Secretary / Director	April 2, 2008
Wei Wen

/s/ Xinya Zhang	Director	April 2, 2008
Xinya Zhang

/s/ R. Scott Cramer	Director	April 2, 2008
R. Scott Cramer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Skystar Bio-Pharmaceutical Company and Subsidiaries

We have audited the accompanying consolidated balance sheets of Skystar Bio-Pharmaceutical Company and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations and other comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2007. Skystar Bio-Pharmaceutical Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Skystar Bio-Pharmaceutical Company and Subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moore Stephens Wurth Frazer and Torbet, LLP

Walnut, California
March 31, 2008

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2007 AND 2006
	2007	2006
ASSETS

CURRENT ASSETS:
Cash	$771,492	$192,016
Restricted cash	74,969	69,610
Accounts receivable, net of allowance for doubtful
accounts of $199,639 and $14,426 as of
December 31, 2007 and 2006, respectively.	1,356,094	131,599
Inventories	2,242,611	528,566
Deposits and prepaid expenses	806,657	29,944
Loans receivable	968,852	8,558
Other receivables	43,800	38,881
Other receivables-shareholder	59,462	-
Total current assets	6,323,937	999,174

PLANT AND EQUIPMENT, net	11,793,967	10,910,948

OTHER ASSETS:
Long term prepayment	1,220,190	-
Deferred financing costs	101,815	-
Intangible, net	1,011,236	336,852
Total other assets	2,333,241	336,852
Total assets	$20,451,145	$12,246,974

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Interest-bearing short-term loan	$-	$38,460
Non-interest bearing loan from third party	-	62,818
Accounts payable	126,754	71,223
Accrued expenses	502,871	523,892
Deposits from customers	61,706	-
Taxes payable	568,797	218,231
Other payables	81,221	607,595
Amount due to related companies	49,954	16,025
Amount due to shareholders and directors	31,616	-
Total current liabilities	1,422,919	1,538,244

OTHER LIABILITIES:
Deferred government grant	1,028,250	961,500
Convertible debenture, net of $398,171 discount	84,752	-
Total other liabilities	1,113,002	961,500
Total liabilities	2,535,921	2,499,744

CONTINGENT LIABILITIES	-	-

SHAREHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 2,000,000 series "A" shares issued and outstanding as of December 31, 2007 and 2006, respectively; Nil series "B" shares issued and outstanding
as of December 31, 2007 and 2006, respectively.	2,000	2,000
Common stock, $0.001 par value, 50,000,000 shares authorized as of December 31, 2007 and 2006, respectively; 17,111,200
and 12,795,549 shares issued and outstanding as of
December 31, 2007 and 2006, respectively.	17,111	12,795
Paid-in-capital	14,741,278	6,246,325
Deferred compensation	(62,758)	(705,877)
Statutory reserves	1,652,720	779,624
Retained earnings	122,271	2,952,343
Accumulated other comprehensive income	1,442,602	460,020
Total shareholders' equity	17,915,224	9,747,230
Total liabilities and shareholders' equity	$20,451,145	$12,246,974

See report of independent registered public accounting firm.
The accompanying notes are an integral part of this statement.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2007 and 2006
	2007	2006
REVENUE	$15,056,828	$9,796,324
COST OF SALES	6,712,365	5,420,652

GROSS PROFIT	8,344,463	4,375,672

OPERATING EXPENSES
Research and development	268,320	131,371
Selling expenses	739,422	475,504
General and administrative expenses	1,795,876	881,223
Amortization of deferred compensation	643,119	1,202,235
Total operating expenses	3,446,737	2,690,333

INCOME FROM OPERATIONS	4,897,726	1,685,339

OTHER EXPENSE (INCOME)
Other expense	3,651	3,478
Interest income	(14,611)	-
Interest expense	4,924,493	11,768
Inducement cost for debentures converted	634,450	-
Inducement cost for warrants exercised	279,547	-
Total other expense	5,827,530	15,246

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(929,804)	1,670,093

PROVISION FOR INCOME TAXES	1,027,172	494,951

NET INCOME (LOSS)	(1,956,976)	1,175,142

OTHER COMPREHENSIVE INCOME :
Foreign currency translation adjustment	982,582	298,675

COMPREHENSIVE INCOME (LOSS)	$(974,394)	$1,473,817

EARNINGS PER SHARE
Basic	$(0.15)	$0.11
Diluted	$(0.16)	$0.09

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic	13,453,543	11,144,153
Diluted	14,105,322	12,498,386

See report of independent registered public accounting firm.
The accompanying notes are an integral part of this statement.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

									Accumulated
							Retained earnings		other
	Preferred stock		Common stock		Paid-in	Deferred	Statutory		comprehensive
	Shares	Amount	Shares	Amount	capital	Compensation	reserves	Unrestricted	income	Totals
BALANCE, December 31, 2005	50,000,000	$50,000	1,260,651	$1,261	$4,301,747	$-	$364,460	$2,192,365	$161,345	$7,071,178
Shares conversion	(48,000,000)	(48,000)	10,745,548	10,745	37,255					-
Shares issued for services			789,350	789	1,907,323	(1,908,112)				-
Amortization of deferred compensation						1,202,235				1,202,235
Foreign currency translation									298,675	298,675
Net income								1,175,142		1,175,142
Appropriation to statutory reserve							415,164	(415,164)		-

BALANCE, December 31, 2006	2,000,000	$2,000	12,795,549	$12,795	$6,246,325	$(705,877)	$779,624	$2,952,343	$460,020	$9,747,230
Shares issued for services			78,750	79	115,684					115,763
Beneficial conversion feature of debentures					2,130,575					2,130,575
Warrants issued to debenture holders					1,944,425					1,944,425
Warrants issued to placement agent					643,277					643,277
Inducement cost for debentures converted					634,450					634,450
Inducement cost for warrants exercised					279,547					279,547
Debentures converted to common stock			3,278,720	3,279	2,747,953					2,751,232
Cashless exercise of warrants			958,181	958	(958)					-
Amortization of deferred compensation						643,119				643,119
Foreign currency translation									982,582	982,582
Net income								(1,956,976)		(1,956,976)
Appropriation to statutory reserve							873,096	(873,096)		-

BALANCE, December 31, 2007	2,000,000	$2,000	17,111,200	$17,111	$14,741,278	$(62,758)	$1,652,720	$122,271	$1,442,602	$17,915,224

See report of independent registered public accounting firm.
The accompanying notes are an integral part of this statement.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,956,976)	$1,175,142
Adjustments to reconcile net income (loss) to cash
provided by operating activities:
Depreciation	281,894	84,365
Amortization	33,135	35,405
Amortization of deferred financing costs	879,212	-
Amortization of discount on debentures	3,716,243	-
Amortization of deferred compensation	643,119	1,202,235
Inducement cost for debentures converted	634,450	-
Inducement cost for warrants exercised	279,547	-
Issuance of common stock for service	115,763	-
Bad debt expense	238,094	(57,187)
Change in operating assets and liabilities
Accounts receivable	(1,405,316)	178,774
Inventories	(1,610,916)	(339,811)
Deposits and prepaid expenses	(743,955)	(13,958)
Other receivables	(10,921)	(9,721)
Accounts payable	48,582	59,947
Accrued expenses	(34,166)	376,131
Deposits from customers	59,262	-
Taxes payables	322,131	(1,620,586)
Other payables	(546,037)	529,818
Net cash provided by operating activities	943,145	1,600,554

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan to third parties	(912,901)	-
Proceeds from loans receivable	-	264,953
Long term prepayment	(1,171,863)	-
Purchase of intangible assets	(658,350)	-
Purchase of plant and equipment	(402,470)	(2,098,659)
Net cash used in investing activities	(3,145,584)	(1,833,706)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in restricted cash	(505)	(5,397)
Advances from shareholders and directors	1,170,944	124,523
Repay amounts due to shareholders and directors	(1,198,791)	(79,674)
Proceeds from related companies	27,633	594,448
Repay amounts due to related companies	-	(9,292)
Payments on non-interest bearing loans from third parties	(64,518)	(364,906)
Principal payments on short-term loan, interest bearing	(39,501)	-
Proceeds from government subsidies	-	125,570
Proceeds from convertible debentures, net of debenture expenses	3,737,250	-
Payments on convertible debenture	(880,259)	-
Net cash provided by financing activities	2,752,253	385,272

EFFECT OF EXCHANGE RATE CHANGES ON CASH	29,662	1,398

INCREASE IN CASH	579,476	153,518

CASH, beginning of year	192,016	38,498

CASH, end of year	$771,492	$192,016

SUPPLEMENTAL DISCLOSURE INFORMATION
Interest paid	$2,817	$4,121
Income taxes paid	$864,392	$853,656
Non-cash investing and financing transactions
Stocks issued for services	$115,763	$1,908,112
Warrants issued for services	$643,277	$-
Inducement cost for debentures converted	$634,450	$-
Inducement cost for warrants exercised	$279,547	$-
Debentures converted to common stock	$2,751,232	$-

See report of independent registered public accounting firm.
The accompanying notes are an integral part of this statement.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Note 1- DESCRIPTION OF BUSINESS AND ORGANIZATION

Skystar Bio-Pharmaceutical Company (“Skystar” or the “Company”), formerly known as The Cyber Group Network Corporation (“Cyber”), was incorporated in Nevada.

On November 7, 2005, the Company completed a stock exchange transaction with the stockholders of Skystar Bio-Pharmaceutical (Cayman) Holdings Co., Limited (“Skystar Cayman”), whereby 48,000,000 shares of Series B preferred stock was issued to the stockholders of Skystar Cayman in exchange for 100% of the common stock of Skystar Cayman. On February 15, 2006, the Company changed its name to “Skystar Bio-Pharmaceutical Company” to reflect its current business operations.

Skystar Cayman was incorporated under the laws of the Cayman Islands on January 24, 2005. It has not carried on any substantive operations of its own, except for the entering into certain exclusive agreements with Xian Tianxing Bio-Pharmaceutical Co., Limited (“Xian Tianxing”). Skystar Cayman through its variable interest entity (“VIE”), Xian Tianxing Bio-Pharmaceutical Co., Limited engages in research, development, production, marketing and sales of bio-pharmaceutical and veterinary products. All current operations of the Company are in the People’s Republic of China (“China” or the “PRC”).

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

As a result of these contractual arrangements, which obligates Skystar Cayman to absorb a majority of the risk of loss from Xian Tianxing’s activities and enable Skystar Cayman to receive a majority of its expected residual returns, Skystar Cayman accounts for Xian Tianxing as a VIE under FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”. Accordingly, Skystar Cayman consolidates Xian Tianxing’s results, assets and liabilities.

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

See report of independent registered public accounting firm.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

On August 21, 2007, Xian Tianxing invested $66,700 (RMB 500,000) to establish Shanghai Siqiang Biotechnological Company Limited (“Shanghai Siqiang”). Shanghai Siqiang was established in Putuo District, City of Shanghai, PRC with a registered capital of $66,700 (RMB 500,000) and Xian Tianxing is the 100% shareholder. Shanghai Siqiang was established to become a research and development center for Xian Tianxing and engages in research, development, production and sales of veterinary products, feed additives, and veterinary disease diagnosis equipments.

On October 16, 2007, the Company acquired all of the issued and outstanding shares of Fortunate Time International Limited (“Fortunate Time”), a Hong Kong company owned 100% by the Company’s non-executive director Russell Scott Cramer, for $129 (HKD1,000) cash.

On July 10, 2007, Fortune Time established Sida Biotechnology (Xian) Co., Ltd. (“Sida”) with registered capital $5,000,000. Fortune Time invested $2,000,000 into Sida on July 20, 2007. Pursuant to the Xian High Technology District approval notice, Fortune Times is requried to contribute the remaining balance of $3,000,000 in Sida by July 09, 2009, which is 2 years from business licenses issue date. Sida was established in a High Technology District, Xian, PRC. Sida’s principle business is bio-pharmaceutical research, production and selling activities. Sida also provides bio-pharmaceutical technology consultation service.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

The consolidated financial statements include the financial statements of the Company, its wholly-owned subsidiaries and its variable interest entities. All significant inter-company transactions and balances between the Company, its subsidiaries and VIEs are eliminated upon consolidation.

Use of estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. For example, the Company estimates its allowance for doubtful accounts, useful lives of plant and equipment and the fair value of stock based compensation. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

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

See report of independent registered public accounting firm.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

Shipping and handling costs related to costs of goods sold are included in selling, general and administrative costs which totaled $184,766 and $100,846 for the year ended December 31, 2007 and 2006, respectively.

Cash

Cash includes cash on hand, demand deposits with banks and liquid investments with an original maturity of three months or less.

Restricted cash

The Company had restricted cash of $74,969 and $69,610 as of December 31, 2007 and December 31, 2006, respectively. The restricted cash was received from PRC government subsidies and set aside for the specific usages (see Note 9). The restricted funds are kept as bank deposits. Restricted cash is classified as current assets as of December 31, 2007 and December 31, 2006, based on the expected period when the funds will be put into their specific usages.

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

See report of independent registered public accounting firm.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

Management assess the carrying value of plant and equipment annually, or more often when factors indicating impairment are present, and reduces the carrying value of the fixed assets by the amount of the impairment. The Company determines the existence of such impairment by measuring the expected future cash flows (undiscounted and without interest charges) and comparing such amount to the asset carrying value. An impairment loss, if exists, is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Based on its review, management believes that, as of December 31, 2007, there were no impairments of its plant and equipment.

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

See report of independent registered public accounting firm.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Impairment of intangibles - Management periodically evaluates the carrying value of intangibles in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of intangible assets. SFAS No. 144 requires impairment losses to be recorded in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, management believes that, as of December 31, 2007, there were no impairments of its intangible assets.

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

Income taxes

The Company records income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consists of taxes currently due plus deferred taxes. The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. The adoption had no affect on the Company’s financial statements. There are no deferred tax amounts at December 31, 2007 and 2006.

The Company’s operations are subject to income and transaction taxes in the United States and in the PRC jurisdictions. Significant estimates and judgments are required in determining the Company’s worldwide provision for income taxes. Some of these estimates are based on interpretations of existing tax laws or regulations. The ultimate amount of tax liability may be uncertain as a result.

The Company does not anticipate any events which could cause change to these uncertainties.

The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

See report of independent registered public accounting firm.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

Stock based compensation

The Company records stock based compensation pursuant to Statement of Financial Accounting Standards No. 123R “Accounting for Stock-Based Compensation” (“SFAS 123”), which defines a fair-value-based method of accounting for stock based employee compensation and transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. Stock compensation for stock granted to non-employees has been determined in accordance with SFAS 123R and the Emerging Issues Task Force consensus in Issue No. 96-18, "Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services" ("EITF 96-18"), as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

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

Foreign currency translation

The Company uses the U.S. dollar for financial reporting purposes. The Company’s subsidiary and VIEs maintain their books and records in their functional currency, being the primary currency of the economic environment in which their operations are conducted.

In general, for consolidation purposes, the Company translates the subsidiary’s and VIEs’ assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income and cash flows are translated at average exchange rates during the reporting period. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the subsidiaries’ and VIEs’ financial statements are recorded as accumulated other comprehensive income.

See report of independent registered public accounting firm.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

This quotation of the exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the People's Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People's Bank of China. The rate of exchange quoted by the People’s Bank of China on December 31, 2007 was $1.00 to RMB7.29. The weighted average translation rate of $1.00 to RMB7.59 and RMB7.96 was applied to the income and cash flow statement amounts in 2007 and 2006, respectively.

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

Recently issued accounting pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States (GAAP) and expands disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company does not expect the adoption of SFAS 157 to have a material impact on the Company’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of FAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective in the first quarter of fiscal 2009. The Company is evaluating the impact that this statement will have on its consolidated financial statements.

See report of independent registered public accounting firm.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. The Company adopted FSP EITF 07-3 and expensed the research and development as incurred.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not determined the effect that the application of SFAS 160 will have on its consolidated financial statements.

In December 2007, Statement of Financial Accounting Standards No. 141(R), Business Combinations, was issued. SFAS No. 141R replaces SFAS No. 141, Business Combinations. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently evaluating the impact that adopting SFAS No. 141R will have on its financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on net income or cash flows.

Note 3 -CONCENTRATIONS AND CREDIT RISK

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

See report of independent registered public accounting firm.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. Balances at financial institutions or state owned banks within the PRC are not covered by insurance.

As of December 31, 2007 and 2006, the Company had deposits in excess of federally insured limits (including restricted cash) of $844,773 and $261,446, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

For the years ended December 31, 2007 and 2006, all of the Company’s sales arose in the PRC. In addition, all accounts receivable as of December 31, 2007 and 2006 also arose in the PRC.

No major customers accounted for more than 10% of the Company’s total revenues and total accounts receivable as of and for the year ended December 31, 2007 and 2006, respectively.

The Company’s three largest vendors accounted for approximately 57.31% of the Company’s total purchases for the year ended December 31, 2007, while the Company’s three largest vendors accounted for 53.76% of the Company’s total purchases for the year ended December 31, 2006.

No major product accounted for more than 10% of the Company’s total revenues for the year ended December 31, 2007. The Company’s two major products accounted for approximately 22.69% of the Company’s total revenues for the year ended December 31, 2006.

Note 4 - RESTRICTED CASH

Restricted cash consists of the following as of December 31:

	2007	2006
Funds received from PRC government	$74,969	$69,610
(See Note 9)

Note 5 - INVENTORIES

Inventories consist of the following at December 31:
	2007	2006
Raw material	$1,761,145	$190,926
Packing materials	110,020	97,002
Work in process	2,639	-
Finished goods	355,041	232,242
Low value consumables	13,766	8,396
Total	$2,242,611	$528,566

See report of independent registered public accounting firm.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Note 6 - LOANS RECEIVABLE

Loans receivable consists of the following as of December 31:
	2007	2006
Others, non-interest bearing, unsecured, due on demand	$9,152	$8,558

Shanxi Suoang Biotechnological Company, due October 30, 2007, extended to March 31, 2008, annual interest at 7.0%, secured by unrelated company Shanxi New Resource Co.	27,420	-

Xi’an Tiantai Investment Company, due July 31, 2008 (or upon demand), minimum annual interest at 7.2%, unsecured	383,880	-

Xi’an SilverRiver Automatic Equipment Company, due on March 23, 2008, Annual interest rate 0.7%, unsecured.	411,300	-

Shanxi Hongye Housing Company, due on demand, non-interest bearing.	137,100	-
Total loan receivable	$968,852	$8,558

The Company has a long standing business relationship with these companies and in order to maintain these relationships, they have made these short term loans. Total interest received from these short term loans for the year ended December 31, 2007 and 2006, amounted to $11,850, and $0, respectively.

Note 7 - PLANT AND EQUIPMENT

Plant and equipment consists of the following at December 31, 2007 and 2006:

	2007	2006
Building and improvements	$3,592,519	$351,425
Plant and machinery	2,827,591	270,621
Office equipment	167,617	140,591
Vehicles	295,995	128,134
Construction in progress	5,531,236	10,326,391
Total	12,414,958	11,217,162
Less: accumulated depreciation	(620,991)	(306,214)
Plant and equipment , net	$11,793,967	$10,910,948

Construction in progress is the construction of a production base which will meet the Good Manufacturing Practices Standard (“GMP”). No depreciation is provided for construction in progress until such time as the assets are completed and placed into service. Maintenance, repairs and minor renewals are charged directly to expenses as incurred. Major additions and betterment to property and equipment are capitalized.

See report of independent registered public accounting firm.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Construction on the plant for GMP standard bio-pharmaceutical facility and animal laboratory commenced in May 2005 and is expected to be completed at the end of 2008.

Depreciation expense was $281,894 and $84,365 for the year ended December 31, 2007 and 2006, respectively.

Note 8 - INTANGIBLES

Intangibles consist of the following as of December 31:

	2007	2006
Land use rights	$354,061	$331,077
Technological know-how	822,600	128,100
Total	1,176,661	459,177
Less: accumulated amortization	(165,425)	(122,325)
Intangible assets, net	$1,011,236	$336,852

The amortization expense for intangibles was $33,135 and $35,405 for the year ended December 31, 2007 and 2006, respectively

Note 9 - DEFERRED GOVERNMENT GRANT

The amounts represent subsidies for GMP projects granted by the PRC government. A subsidy in the amount of $641,000 was approved by the PRC government to be granted to the Company to construct a new factory which operations will meet the GMP Standard. In 2003, $516,500 was received by the Company and the remaining $124,500 was received in the first quarter of 2006. According to the PRC’s government regulations for these types of grants, the funds being granted may be treated as capital contributed by the company appointed by the PRC government (“contributing company”) or as a loan from such company, which the Company will be required to repay. However, no agreement has been reached with the contributing company regarding the final treatment of this subsidy.

Also in 2003, another subsidy of $256,400 was received for financing the Company’s research and development activities. In 2006, the Company applied for and utilized $186,644 in paying for the construction of the new plant facility. In 2005, another subsidy of $64,100 was received for the Company’s research and development activities. This amount was put into use during the period. As of December 31, 2007, the Company has not reached a final agreement with the PRC government related to the treatment of these two subsidies as either a loan or capital contribution and the Company does not expect that the final agreement will be completed during 2008; therefore, these amounts are carried as liabilities in the accompanying financial statements.

Note 10 - CAPITAL TRANSACTIONS

On February 15, 2006, the Company effected a one-for-three hundred ninety seven (1:397) reverse stock split of the outstanding shares of the Company’s common stock. As a result, the total number of outstanding shares of the Company’s common stock was reduced from 500,000,000 to 1,260,651 issued and outstanding.

See report of independent registered public accounting firm.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

On October 24, 2006, the Company entered into three-month consulting agreement with an independent consultant. The services to be rendered include consultation and advisory services relating to investor relationship of the Company as mutually agreed upon between the parties. As consideration for the services to be rendered, the Company issued 28,750 shares of common stock to the consultant on October 24, 2006. The fair market value of the Company's common stock as of October 24, 2006 was $1.75 per share.

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

On July 10, 2007, the Company issued 40,000 shares of common stock as salary to a non-executive director. On the same date, the Company issued 38,750 shares of common stock to an independent consultant. The fair market value of the Company's common stock as of July 10, 2007 was $1.47 per share and expense of $115,763 related to these two stock issuances was charged to general and administrative expense.

See report of independent registered public accounting firm.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

In the fourth quarter of 2007, the Company’s convertible notes holders converted $2,751,232 in debentures into 3,278,720 shares of common stock as more fully described in Note 11.

In the fourth quarter of 2007, the Company’s warrant holder exercised 3,100,000 warrants into 958,181 shares of common stock.

Note 11 - CONVERTIBLE DEBENTURES

On February 27, 2007, the Company entered into a Securities Purchase Agreement (the “Agreement”), with several institutional and accredited investors (the “Purchasers”) pursuant to which the Company sold to the Purchasers $4.075 million 8% convertible debentures due February 28, 2009 (the “Debentures”), and warrants to purchase 4,075,000 shares of the common stock (the “Warrants”), (collectively referred to as the “Transaction”). The initial conversion price of the debentures is $1.00 per share. The initial exercise price of the warrants is $1.20 per share with a life of three years. The conversion price and warrant exercise price are subject to downward adjustments should the Company issue more shares of common stock or securities convertible into common stock for capital raising activities for less than the conversion or exercise prices. Additional interest of 15% begins in June 2007 and continues through February 2008 after which the additional interest increases to 25% through the maturity date of the note.

The transaction closed on February 27, 2007. Gross proceeds from were $4.075 million, of which $285,250 was paid to Pacific Ridge Capital who served as placement agent for the transaction and $52,500 was paid to consultants for the Purchaser in connection with the transaction. The Company also issued to the Placement Agent a warrant to purchase an aggregate of 570,500 shares with an exercise price of $1.00 per share with a life of five years. The value of the warrants issued to the placement agent was calculated as $643,277 using the Binomial Model. The total amount of the cash payments and the fair value of the warrants amounted to $981,027, which was recorded as deferred debenture expenses. These costs will be amortized to interest expense over the two year life of the convertibles debentures. For the year ended December 31, 2007, $339,045 was amortized to interest expense.

The Company determined the value of the warrants using a binomial Model with a volatility of approximately 75%, which is calculated by using the historical closing prices of the Company’s common stock. According to APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, EITF-98-5, and EITF-00-27, the Company allocated the proceeds using relative fair value method and determined that the convertible debentures were issued with a beneficial conversion feature. As a result, on February 27, 2007, the allocated value of the warrants amounted to $1,944,425 and the beneficial conversion feature amounted to $2,130,575. The allocated value of the warrants and beneficial conversion feature totaling $4,075,000, was recorded as discount (or reduction in the carrying amount) of convertible debentures and additional paid-in capital and will be amortized over the two year life of the convertible debentures using the effective interest method. For the year ended December 31, 2007, $1,312,763 was amortized as interest expense.

On or about December 6, 2007, the Company entered into an Amendment, Exchange and Waiver Agreement (“Amended Agreement”), effective November 9, 2007, with certain of the institutional and accredited investors who entered into a Securities Purchase Agreement with the Company on February 27, 2007. Below are highlights of the Amendment:

•
The Amended Agreement amends the terms of the Debentures held by the Participating Purchasers by: (a) changing the Conversion Price from $1.00 per share to $0.85 per share; (b) deleting the Trading Conditions for Mandatory Conversion; (c) granting the Company the right to Mandatory Conversion at any time, and (d) allowing the Company to designate the date for the Mandatory Conversion.

See report of independent registered public accounting firm.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

•
The Amended Agreement amends the terms of the Warrants held by the Participating Purchasers by: (a) changing the Exercise Price from $1.20 per share to $0.95 per share; and (b) granting to the Participating Purchasers the right to exercise their Warrants on a cashless basis

•
The Amended Agreement is deemed to be: (a) the Company’s notice (the “Conversion Notice”) to require conversion of the entire outstanding principal of the Debentures held by the Participating Purchasers and all accrued but unpaid interest thereto; and (b) the Participating Purchasers’ notice (the “Exercise Notice”) to the Company to exercise all of their unexercised Warrants on a cashless basis

•
The Amended Agreement amends the Registration Rights Agreement by waiving all outstanding Registration Damages due to the Purchasers in their entirety. Because the outstanding principal amounts of the Debentures held by the Participating Purchasers, as of the effective date of the Agreement, total more than seventy-five percent (75%) of the aggregate outstanding principal amounts of the outstanding Debentures held by all the Purchasers on that date, the amendment to the Registration Rights Agreement binds all of the Purchasers.

The Company evaluated the cost of the amended terms of the warrants and the notes. As the amendment reduced the exercise price of the warrants and the conversion price of the notes, the difference between the value of the warrants and the conversion option at the old prices and their value at the modified prices are costs for the Company and are charged to income.

The inducement cost for the debentures converted is $634,450 for the year ended December 31, 2007. The inducement cost for the debentures converted was based on the market value of the additional 461,418 shares obtained by the participating purchases at $1.375 per shares on November 9, 2007. The inducement cost for the warrants exercised is $279,547 for the fiscal year ended December 31, 2007. The inducement cost for the warrants exercised is calculated using the Binomial Model by determining the difference between the original exercise price of $1.20 shares and the reduced exercise price of $0.95.

3,076,120 shares of common stock were issued upon conversion of debenture notes with a carrying value of $2,548,632 at a reduced conversion price of $0.85. Another 202,600 shares of common stock were issued upon conversion of debenture notes with a carry value of $202,600 at the original conversion price of $1.00.

In accordance with paragraph 21 of EITF 00-27, all unamortized discount at the time of the conversion must be recognized as interest expense. The unamortized discount of the above converted notes is $2,403,480, which has been recorded as interest expenses in the accompanying consolidated statements of operations. The unamortized deferred financing costs of $540,167 at conversion of the debentures into common stock was also been recorded as interest expenses in the accompanying consolidated statements of operations.

As of December 31, 2007, the carrying value of the remaining unconverted debentures was $84,752, net of unamortized discount of $398,171. The following is the repayment schedule of the principal of the remaining debt at December 31:

See report of independent registered public accounting firm.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Principal repayment Amount
2008	$414,990
2009	67,933
Thereafter	-
$482,923

In connection to the issuance of the debentures, the Company entered into a Registration Rights Agreement, in which a registration statement registering the resale of the common stock underlying the Debentures and Warrants, as well as certain other shares of the Company's common stock is required to be filed with the Securities and Exchange Commission not later than April 13, 2007 and be declared effective by the SEC not later than May 28, 2007 if there is no SEC review of the Registration Statement, and June 27, 2007 if there is an SEC review. Failure to meet these deadlines will result in liquidated damages of 2% of the aggregate purchase price of the Debentures and Warrants per month, pro rated for partial periods. The Company filed the registration statement on June 1, 2007, however the Registration Statement did not become effective until September 25, 2007. Because the Amended Agreement waived all outstanding registration damages, the Company reversed the previously accrued liquidated damages totaling $345,017 at December 31, 2007.

Following is a summary of the status of warrants outstanding at December 31, 2007:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number
$1.20	975,000	2.16 years	$1.20	975,000
$1.00	570,500	4.16 years	$1.00	570,000
Total	1,545,500			1,545,500

Following is a summary of the warrant activity:

Outstanding as of December 31, 2005	-
Granted	-
Forfeited	-
Exercised	-
Outstanding as of December 31, 2006	-
Granted	4,645,500
Forfeited	-
Exercised	3,100,000
Outstanding as of December 31, 2007	1,545,500

Note 12 - STATUTORY RESERVES

Statutory reserves represent restricted retained earnings. Based on the legal formation of the entities, all PRC entities are required to set aside 10% of net income as reported in its statutory accounts on an annual basis to the Statutory Surplus Reserve Fund. Once the total Statutory Surplus Reserve reaches 50% of the registered capital of the respective subsidiaries, further appropriations are discretionary. The Statutory Surplus Reserve can be used to increase the registered capital and eliminate future losses of the respective companies under PRC GAAP. The Company’s Statutory Surplus Reserve is not distributable to shareholders except in the event of liquidation.

See report of independent registered public accounting firm.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Before January 1, 2006, Tianxing was also required on an annual basis to set aside at least 5% of after-tax profit, calculated in accordance with PRC accounting standards and regulations, to the Statutory Surplus Welfare Fund, which can be used for staff welfare of the Company. Effective from January 1, 2006, the appropriation to the Statutory Surplus Welfare Fund is no longer required.

The Reserve Fund can be used to increase the registered capital upon approval by relevant government authorities and eliminate future losses of the respective companies upon a resolution by the board of directors.

Appropriations to the above statutory reserves are accounted for as a transfer from retained earnings to statutory reserves. During the year ended December 31, 2007, and 2006, the Company made total appropriations to these statutory reserves of $873,096, and $415,164, respectively.

There are no legal requirements in the PRC to fund these statutory reserves by transfer of cash to any restricted accounts, and the Company does not do so. These reserves are not distributable as cash dividends.

Note 13 - 2006 CONSULTANT STOCK PLAN

On February 22, 2006, the Company adopted the 2006 Consultant Stock Plan (the "Plan") under which 1,199,648 shares of common stock are available for issuance with respect to awards granted to independent consultants who are crucial to the future growth and success of the Company and its subsidiaries and affiliates. For the year ended December 31, 2006, a total of 600,000 shares were issued pursuant to the Plan.

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

In accordance with SFAS 123R and EITF 96-18, the Company has accounted for the consulting agreements based on the fair market value of the Company's common stock at the commencement date of the individual consulting agreements. For the year ended December 31, 2007 and 2006, the Company charged $643,119 and 1,202,235, respectively, to expense associated with consulting agreements and recorded deferred consulting fees of $62,758 at December 31, 2007.

See report of independent registered public accounting firm.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

The deferred consulting fees will be charged to expense amounted to $62,758 for the year ended December 31, 2008.

Note 14 - TAXES

The Company is registered in the State of Nevada whereas its subsidiary, Skystar is a tax exempt company incorporated in the Cayman Islands and conducts all of its business through its subsidiary, Sida, and its PRC VIEs, Xian Tianxing and Shanghai Siqiang.

Sida, Xian Tianxing and Shanghai Siqiang are subject to PRC’s Enterprise Income Tax. Pursuant to the PRC Income Tax Laws, Enterprise Income Taxes is generally imposed at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax. However, the Company has been approved as a new technology enterprise and under PRC Income Tax Laws, it is entitled to a preferential tax rate of 15%.

For the year ended December 31, 2007 and 2006, the provision for taxes on earnings consisted of:

	2007	2006
Current PRC income tax expense
Enterprise income tax	$1,027,172	$494,951

The following table reconciles the U.S. statutory rates to the Company's effective tax rate as of December 31:

	2007	2006
U.S. Statutory rates	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)
China income taxes	33.0	33.0
China income tax exemption	(18.0)	(18.0)
Total provision for income taxes	15.0%	15.0%

The estimated tax savings due to the reduced tax rate for the year ended December 31, 2007 and 2006 amounted to $1,232,606 and $593,941, respectively. The net effect on earnings per share if the income tax had been applied would decrease the basic earnings per share for year ended December 31, 2007 and 2006 from $(0.11) to $(0.20) and from $0.11 to $0.05, respectively.

Skystar Bio-Pharmaceutical Company was incorporated in the United States and has incurred net operating loss for income tax purpose for 2007. The net operating loss carry forwards for United States income tax purposes amounted to $6,368,675 which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, beginning in 2006 and continue through 2027. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at December 31, 2007. The valuation allowance at December 31, 2007 was $2,721,430. Management will review this valuation allowance periodically and will make adjustments as warranted.

See report of independent registered public accounting firm.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Note 15 - EARNINGS PER SHARE

The Company reports earnings per share in accordance with the provisions of SFAS No. 128, “Earnings per Share.” SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. The weighted average number of common shares outstanding was adjusted to account for the effects of the share exchange transaction as a reverse acquisition as fully described in Note 1.

The Company has retroactively adjusted the weighted average number of common shares outstanding by deeming that the one-for-three hundred ninety seven (1:397) and the one for ten (1:10) reverse stock split effective on February 15, 2006 had occurred as of the beginning of the earliest period presented.

The following demonstrates the calculation for earnings per share:

	2007	2006
Net income for basic earnings per share	$(1,956,976)	$1,175,142
Add: Interest expense for convertible note	445,569	-
Minus: Discount on convertible debenture	(772,400)	-
Net income for diluted earnings per share	$(2,283,807)	$1,175,142

Weighted average shares used in basic computation	13,453,543	11,144,153
Diluted effect of convertible debentures (as if)	651,779	-
Diluted effect of warrants (treasury method)	-	1,354,233
Weighted average shares used in diluted computation	14,105,322	12,498,386

Earnings per share
Basic	$(0.15)	$0.11
Diluted	$(0.16)	$0.09

See report of independent registered public accounting firm.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Note 16 - RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

Related party receivables and payables

Amounts due from and payable to related parties are summarized as follows as of December 31:

	2007	2006
Amounts due from shareholder:
Mr. Weibing Lu (1)	$59,462	$-

Amount due to shareholder and director:
Ms. Aixia Wang (1)	$1,371
Mr. Scott Cramer (1)	30,245	-
Total	$31,616	$-

Amount due to related companies:
TianXing Digital Co., Ltd. (2)	$17,137	$16,025
Shanxi Xingji Electronics Co. Ltd. (2)	32,817	-
Total	$49,954	16,025

(1)
The related individuals, Weibing Lu, Aixia Wang, and Scott Cramer are all shareholders of the Company. Mr. Lu and Mr. Cramer are also the directors of the Company, with Mr. Lu additionally being the chief executive office. The amounts due from and to these individuals were cash advances to facilitate Company operations or expenses paid by these individuals on behalf of the Company. These balances are non-interest bearing, unsecured, due on demand, and the ultimate manner of settlement is in cash or in exchange for office premises rental.

(2)
Shanxi Xinji Electronics Company is owned by the wife of Mr. Lu and Tianxing Digital Co. Ltd. is owned by Mr. Lu. The amount due to Shanxi Xingji Electronics Co. Ltd. and Tianxing Digital Co., Ltd are short term cash transfers for business operations, non-interest bearing, unsecured, and payable upon demand. The ultimate manner of settlement is in cash.

Note 17 - COMMITMENTS AND CONTINGENCIES

(a) Lease commitments

The Company recognizes lease expense on a straight line basis over the term of the lease in accordance to SFAS 13, “Accounting for Leases.” The Company leased factory premises for a period of ten years from October 1, 2004 to December 31, 2014 with an annual rent of $11,607, which is subject to a 10% increase every four subsequent years.

The Company leased additional office space from the Company’s CEO, Weibing Lu, for a period of five years from January 1, 2007 to December 31, 2011 with an annual rent of approximately $21,800 (or RMB 165,600).

The Company’s commitments for minimum rental payments under this lease for the next five years and thereafter are as follows:

Years ending December 31:	2007
2008	$34,789
2009	35,673
2010	35,673
2011	35,673
2012	13,294
Thereafter	28,533
$183,635

See report of independent registered public accounting firm.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Rent expense for the year ended December 31, 2007 and 2006 amounted to $33,412 and $11,545, respectively.

(b) Legal proceedings

In March 2006, the Company learned that Gregory Evans (“Plaintiff”) filed suit against the Company, R. Scott Cramer, Steve Lowe and David Wassung (“Defendants”) in State of Nevada District Court in Clark Country, Nevada, alleging causes of action for “Refusing to Call Vote of Shareholders” and “Conversion” on or about November 18, 2005. The Company has not been served with a summons or complaint in the matter. The Company denies the Plaintiff’s claims and intends to vigorously defend against them if such complaint is properly served on the Company.

On or around May 2007, Andrew Chien (“Chien” or "Plaintiff") filed suit against the Company, R. Scott Cramer, Steve Lowe, David Wassung and Weibing Lu (“Defendants”) in United States District Court for the District of Connecticut, alleging causes of action for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  In or around November 2007, the Defendants filed motions to dismiss the complaint for failure to state a claim and for lack of personal jurisdiction.  The Plaintiff agreed to voluntarily amend the complaint after the motions were filed, and an amended complaint was subsequently filed on or around January 4, 2008.  The amended complaint dropped Weibing Lu (who is a resident of China and had never been served) as a defendant.  The remaining Defendants contend that the amended complaint has failed to correct the deficiencies of the original, and have filed a renewed motion to dismiss for failure to state a claim, also preserving their challenge to personal jurisdiction.  The Defendants deny all claims and have moved the Court to dismiss the complaint in its entirety in their motion to dismiss, which is still pending. The motion to dismiss also requests that the Court award sanctions against Chien under the Private Securities Litigation Reform Act and other authority in the event the Defendants' motion to dismiss the complaint is granted.

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

However, in the event that the Company fails to obtain the ownership certificate for the leasehold building, there is the risk that the buildings will need to be vacated due to illegitimate ownership. Management believes that this possibility while present is very remote. As a result, no provision has been made in the financial statements for this potential occurrence.

See report of independent registered public accounting firm.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Note 18 - SUBSEQUENT EVENTS

On March 10, 2008, the Company was made a party to a series of agreements (collectively the “Transfer Agreements”) transferring the contractual arrangements governing the relationship among Skystar Cayman, Xian Tianxing, and the majority shareholders of Xian Tianxing. Pursuant to the Transfer Agreements, from and after March 10, 2008, all of the rights and obligations of Skystar Cayman under the contractual arrangements were transferred to Sida. The Company was made a party to the Transfer Agreements for the sole purpose of acknowledging the Transfer Agreements. In effect, Skystar Cayman assigned the contractual rights it had with Xian Tianxing to an indirectly wholly-owned subsidiary, Sida.

See report of independent registered public accounting firm.