Form 10-Q
period 2008-03-31
SKYSTAR BIO-PHARMACEUTICAL CO
filed 2008-05-15
CIK 1076939

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to .

Commission File Number 000-28153

Skystar Bio-Pharmaceutical Company

(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	33-0901534 (I.R.S. employer identification number)

Room 10601, Jiezuo Plaza, No.4, Fenghui Road South,
Gaoxin District, Xian Province, P.R. China
(Address of principal executive offices and zip code)
(8629) 8819-3188
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:   None
Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark whether the registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☑ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 7, 2008, the Registrant had 18,639,103 shares of Common Stock outstanding.

SKYSTAR BIO-PHARMACEUTICAL COMPANY
FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risks Relating to Our Business” below, as well as those discussed elsewhere in this Quarterly Report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. We file reports with the SEC. You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room, 100 F. Street, NE, Washington, D.C. 20549 on official business days during the hours of 10 a.m. to 3 p.m. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including the Company.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this annual report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2008 AND DECEMBER 31, 2007

ASSETS

	March 31, 2008	December 31, 2007
	(Unaudited)
CURRENT ASSETS:
Cash	$389,300	$771,492
Restricted cash	78,232	74,969
Accounts receivable, net of allowance for doubtful accounts
of $ 119,639 and $119,639 as of March 31, 2008 and
December 31, 2007, respectively.	1,745,986	1,356,094
Inventories	3,730,847	2,242,611
Deposits and prepaid expenses	1,635,584	806,657
Loans receivable	466,492	968,852
Other receivables	40,219	43,800
Other receivables-shareholder	23,726	59,462
Total current assets	8,110,386	6,323,937

PLANT AND EQUIPMENT, net	12,223,972	11,793,967

OTHER ASSETS:
Long term prepayment	1,270,920	1,220,190
Deferred financing costs	79,998	101,815
Intangible, net	1,015,735	1,011,236
Total other assets	2,366,653	2,333,241
Total assets	$22,701,011	$20,451,145

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Interest-bearing short-term loan from third party	$171,360	$-
Accounts payable	267,857	126,754
Accrued expenses	553,509	502,871
Deposits from customers	71,876	61,706
Taxes payable	890,588	568,797
Other payables	80,314	81,221
Amount due to related companies	7,113	49,954
Amount due to shareholders and directors	31,673	31,616
Total current liabilities	2,074,290	1,422,919

OTHER LIABILITIES:
Deferred government grant	1,071,000	1,028,250
Convertible debenture, net of $291,548 and $398,171 discount
as of March 31, 2008 and December 31, 2007, respectively.	191,375	84,752
Total other liabilities	1,262,375	1,113,002
Total liabilities	3,336,665	2,535,921

CONTINGENT LIABILITIES	-	-

SHAREHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 2,000,000 series" A" shares issued and outstanding as of March 31, 2008 and December
31, 2007, respectively; Nil series"B" shares issued and outstanding
as of March 31, 2008 and December 31,2007, respectively.	2,000	2,000
Common stock, $0.001 par value, 50,000,000 shares authorized ;
17,111,200 shares issued and outstanding as of March 31, 2008 and
December 31, 2007, respectively.	17,111	17,111
Paid-in-capital	14,741,278	14,741,278
Deferred compensation	-	(62,758)
Statutory reserves	1,742,403	1,652,720
Retained earnings	648,939	122,271
Accumulated other comprehensive income	2,212,615	1,442,602
Total shareholders' equity	19,364,346	17,915,224
Total liabilities and shareholders' equity	$22,701,011	$20,451,145

The accompanying notes are an integral part of this statement.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 and 2007
(Unaudited)

	Three months ended
	March 31
	2008	2007

REVENUE	$2,686,354	$1,367,810
COST OF SALES	1,297,419	697,035

GROSS PROFIT	1,388,935	670,775

OPERATING EXPENSES
Research and development	47,299	31,655
Selling expenses	189,844	109,428
General and administrative expenses	190,977	316,551
Amortization of deferred compensation	62,758	360,899
Total operating expenses	490,878	818,533

INCOME (LOSS) FROM OPERATIONS	898,057	(147,758)

OTHER EXPENSE (INCOME)
Other expense	363	-
Interest income	(11,316)	(7,160)
Interest expense	139,452	163,496
Total other expense	128,499	156,336

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	769,558	(304,094)

PROVISION FOR INCOME TAXES	153,207	66,624

NET INCOME (LOSS)	616,351	(370,718)

OTHER COMPREHENSIVE INCOME :
Foreign currency translation adjustment	770,013	103,159

COMPREHENSIVE INCOME (LOSS)	$1,386,364	$(267,559)

EARNINGS PER SHARE
Basic	$0.04	$(0.03)
Diluted	$0.02	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic	17,111,200	12,795,549
Diluted	17,971,246	12,795,549

The accompanying notes are an integral part of this statement.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

									Accumulated
	Preferred stock		Common stock				Retained earnings		other
					Paid-in	Deferred	Statutory		comprehensive
	Shares	Amount	Shares	Amount	capital	Compensation	reserves	Unrestricted	income	Totals
BALANCE, December 31, 2006	2,000,000	$2,000	12,795,549	$12,795	$6,246,325	$(705,877)	$779,624	$2,952,343	$460,020	$9,747,230
Shares issued for services										-
Beneficial conversion feature of debentures					2,130,575					2,130,575
Warrants issued to debenture holders					1,944,425					1,944,425
Warrants issued to placement agent					643,277					643,277
Amortization of deferred compensation						360,899				360,899
Foreign currency translation									103,159	103,159
Net loss								(370,718)		(370,718)
Appropriation to statutory reserve							36,521	(36,521)		-
										-
BALANCE, March 31, 2007, (Unaudited)	2,000,000	$2,000	12,795,549	$12,795	$10,964,602	$(344,978)	$816,145	$2,545,104	$563,179	$14,558,847

Shares issued for services			78,750	79	115,684					115,763
Inducement cost for debentures converted					634,450					634,450
Inducement cost for warrants exercised					279,547					279,547
Debentures converted to common stock			3,278,720	3,279	2,747,953					2,751,232
Cashless exercise of warrants			958,181	958	(958)					-
Amortization of deferred compensation						282,220				282,220
Foreign currency translation									879,423	879,423
Net loss								(1,586,258)		(1,586,258)
Appropriation to statutory reserve							836,575	(836,575)		-

BALANCE, December 31, 2007	2,000,000	$2,000	17,111,200	$17,111	$14,741,278	$(62,758)	$1,652,720	$122,271	$1,442,602	$17,915,224

Amortization of deferred compensation						62,758				62,758
Foreign currency translation									770,013	770,013
Net income								616,351		616,351
Appropriation to statutory reserve							89,683	(89,683)		-

BALANCE, March 31, 2008, (Unaudited)	2,000,000	$2,000	17,111,200	$17,111	$14,741,278	$-	$1,742,403	$648,939	$2,212,615	$19,364,346

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

	Three months ended
	March 31
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$616,351	$(370,718)
Adjustments to reconcile net income (loss) to cash
used in operating activities:
Depreciation	106,882	27,068
Amortization	36,747	6,451
Amortization of deferred financing costs	21,817	40,876
Amortization of discount on debentures	114,990	91,918
Amortization of deferred compensation	62,758	360,899
Change in operating assets and liabilities
Accounts receivable	(326,435)	(137,891)
Inventories	(1,365,399)	126,263
Deposits and prepaid expenses	(778,513)	(1,406)
Other receivables	14,617	(7,138)
Accounts payable	132,951	(6,419)
Accrued expenses	32,650	(265,482)
Deposits from customers	7,443	-
Taxes payables	291,816	(45,502)
Other payables	(4,193)	(78,187)
Net cash used in operating activities	(1,035,518)	(259,268)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from loans receivable	521,796	-
Purchase of plant and equipment	(47,829)	(249,261)
Net cash provided by (used in) investing activities	473,967	(249,261)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in restricted cash	(143)	(125)
Increase in amount due to shareholders	-	36,700
Advances from shareholders and directors	(357,829)	-
Proceeds from shareholders and directors	393,622	-
Repay amounts due to related companies	(42,841)	-
Proceeds from third party loan	167,724	-
Proceeds from convertible debentures, net of debenture expenses	-	3,737,250
Net cash provided by financing activities	160,533	3,773,825

EFFECT OF EXCHANGE RATE CHANGES ON CASH	18,826	33,136

(DECREASE) INCREASE IN CASH	(382,192)	3,298,432

CASH, beginning of period	771,492	192,016

CASH, end of period	$389,300	$3,490,448

SUPPLEMENTAL DISCLOSURE INFORMATION
Interest paid	$2,645	$819
Income taxes paid	$-	$140,548
Non-cash investing and financing transactions
Warrants issued for services	$-	$643,277

The accompanying notes are an integral part of this statement.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

Note 1- DESCRIPTION OF BUSINESS AND ORGANIZATION

Skystar Bio-Pharmaceutical Company (“Skystar” or the “Company”), formerly known as The Cyber Group Network Corporation, was incorporated in Nevada. The Company has not carried on any substantive operations of its own, except for the entering of certain exclusive agreements with Xian Tianxing Bio-Pharmaceutical Co., Limited (“Xian Tianxing”), a joint stock company in the People’s Republic of China (“China” or “PRC”), through the Company’s wholly owned subsidiary, Skystar Bio-Pharmaceutical (Cayman) Holdings Co., Limited (“Skystar Cayman”), a Cayman Islands company which the Company acquired on November 7, 2005. Skystar Cayman, through its variable interest entity (“VIE”), Xian Tianxing, engages in research, development, production, marketing and sales of bio-pharmaceutical and veterinary products. All current operations of the Company are in China.

On August 21, 2007, Xian Tianxing invested $66,700 (RMB 500,000) to establish Shanghai Siqiang Biotechnological Company Limited (“Shanghai Siqiang”). Shanghai Siqiang was established in Putuo District, City of Shanghai, China with a registered capital of $66,700 (RMB 500,000) and Xian Tianxing is the 100% shareholder. Shanghai Siqiang was established to become a research and development center for Xian Tianxing and engages in research, development, production and sales of veterinary products, feed additives, and veterinary disease diagnosis equipments.

On October 16, 2007, the board of directors of the Company approved the acquisition of all of the issued and outstanding shares of Fortunate Time International Limited (“Fortunate Time”), a Hong Kong company owned 100% by the Company’s non-executive director Russell Scott Cramer, in the consideration of $129 (HKD1,000).

On July 10, 2007, Fortunate Time has established Sida Biotechnology (Xian) Co., Ltd. (“Sida”) with register capital $5,000,000. Fortunate Time invested $2,000,000 into Sida on July 20, 2007. Accordingly to the Xian High Technology District approval notice, Fortunate Times will have to contribute the remaining balance of $3,000,000 in Sida by July 09, 2009, which is 2 years from the business licenses issuance date. Sida was established in High Technology District, Xian, China. Sida’s principle business is to perform bio-pharmaceutical research, production and selling activities. Sida also provides bio-pharmaceutical technology consultation service.

On March 10, 2008, the Company entered into a series of agreements (collectively the “Transfer Agreements”) transferring the contractual arrangements governing the relationship among Skystar Cayman, Xian Tianxing, and the majority shareholders of Xian Tianxing. Pursuant to the Transfer Agreements, from and after March 10, 2008, all of the rights and obligations of Skystar Cayman under the contractual arrangements were transferred to Sida. In effect, Skystar Cayman assigned the contractual rights it had with Xian Tianxing to an indirectly wholly-owned subsidiary, Sida.

As a result of these contractual arrangements, which obligates Sida to absorb a majority of the risk of loss from Xian Tianxing’s activities and enable Sida to receive a majority of its expected residual returns, Sida accounts for Xian Tianxing as a variable interest entity (“VIE”) under FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”. Accordingly, Sida consolidates Xian Tianxing’s results, assets and liabilities.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

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

In the opinion of management, the unaudited consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Consolidation of variable interest entity

In accordance with FASB Interpretation No. 46R, Consolidation of Variable Interest Entities ("FIN 46R"), variable interest entities (VIEs) are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.

The Company has concluded that Xian Tianxing is a VIE and that the Company’s wholly owned subsidiaries, Skystar Cayman (prior March 10, 2008) and Sida (March 10, 2008 and thereafter), absorb a majority of the risk of loss from Xian Tianxing’s activities and enable the Company to receive a majority of its expected residual returns, the Company accounts for Xian Tianxing as a variable interest entity (“VIE”).

Use of estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. For example, the Company estimates its allowance for doubtful accounts and useful lives of plant and equipment. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

Fair values of financial instruments

On January 1, 2008, the Company adopted SFAS No. 157. SFAS No. 157, Fair Value Measurements, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for current receivables, payables and short term loans qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels are defined as follow:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

The Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value in accordance with SFAS No. 157.

The Company analyzes all financial instruments with features of both liabilities and equity under SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” During 2007, the Company issued 8% convertible debentures in a face amount of $4.075 million which are due February 28, 2009. During 2007, face amount of $3,302,300 were converted into common stock. As fixed prices are set for the conversion prices of such convertible debentures and the attached warrants, the Company is in a position to be sure it had adequate authorized shares for the future conversion of convertible debentures and warrants. Therefore, the embedded derivatives and warrants were recorded as equity and are not required to be recorded at fair value and marked-to-market at each reporting period.

As of March 31, 2008, the outstanding principal of the convertible notes was $482,298 and the discount resulted from the beneficial conversion feature and the warrants was $291,548. Since there is no quoted or observable market price for the fair value of identical notes, the Company then used the level 3 inputs for its valuation methodology, and used the Black Scholes Model to calculate the fair market value of the beneficial conversion feature and the warrants. In addition, due to the notes are expiring in 2009 and the Company does not anticipate any nonperformance risk and expects the note holders to convert the notes to the Company’s common stock within 2008, the Company determined that the fair value of the notes approximated the carrying value.

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

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

a.	Credit sales: Revenue is recognized when the products have been delivered to the customers.

b.	Full payment before delivering: Revenue is recognized when the products have been delivered to customers.

Shipping and handling costs related to costs of goods sold are included in selling, general and administrative costs which totaled $38,804 and $ 35,817 during the three months ended March 31, 2008 and 2007, respectively.

Cash

Cash includes cash on hand, demand deposits with banks and liquid investments with an original maturity of three months or less.

Restricted cash

The Company had restricted cash of $78,232 and $74,969 as of March 31, 2008 and December 31, 2007, respectively. The restricted cash was received from the PRC government subsidies and set aside for the specific usages (see Note 10). The restricted funds are kept as bank deposits. Restricted cash is classified as current assets as of March 31, 2008 and December 31, 2007, based on the expected period when the funds will be put into their specific usages.

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

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives of the assets are as follows:

Estimated Useful Life
Buildings	20-40 years
Machinery and equipment	10 years
Computer, office equipment and furniture	5 years
Automobiles	5-10 years

Management assesses the carrying value of plant and equipment annually, or more often when factors indicating impairment are present, and reduces the carrying value of the fixed assets by the amount of the impairment. The Company determines the existence of such impairment by measuring the expected future cash flows (undiscounted and without interest charges) and comparing such amount to the net asset carrying value. An impairment loss, if exists, is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Based on its review, management believes that, as of March 31, 2008, there was no impairment of its plant and equipment.

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

Impairment of intangibles - The Company evaluates the carrying value of intangibles annually, or more often when factors indicating impairment are present, in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of intangible assets. SFAS No. 144 requires impairment losses to be recorded in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of March 31, 2008, there were no significant impairments of its intangible assets.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

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

Income taxes

The Company records income tax pursuant to SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consists of taxes currently due plus deferred taxes. The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. The adoption had no affect on the Company’s financial statements. There are no deferred tax amounts at March 31, 2008 and December 31, 2007.

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

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
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

Stock based compensation

The Company adopted Statement of Financial Accounting Standards No. 123R “Accounting for Stock-Based Compensation” (“SFAS 123R”), which defines a fair-value-based method of accounting for stock based employee compensation and transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. Stock compensation for stock granted to non-employees has been determined in accordance with SFAS 123R and the Emerging Issues Task Force consensus in Issue No. 96-18, "Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services" ("EITF 96-18"), as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured. SFAS 123R allow the “simplified” method to determine the term when other information is not available. Because the Company does not have a history of employee stock options, the Company used the “simplified” method to estimates the life of the options.

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

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

This quotation of the exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the People's Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People's Bank of China. The rate of exchange quoted by the People’s Bank of China on March 31, 2008 and December 31, 2007 was US$1.00 to RMB7.00 and RMB7.29, respectively. . The weighted average translation rate of US$1.00 to RMB7.15 and RMB7.75 was applied to the income statement accounts in March 31, 2008 and 2007, respectively.

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

Recently issued accounting pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of FAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company adopted SFAS No. 159 on January 1, 2008. The Company chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
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

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. As of March 31, 2008 and December 31, 2007, the Company had deposits in excess of federally insured limits (including restricted cash) of $456,105 and $844,773, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

For the period ended March 31, 2008 and year ended December 31, 2007, all of the Company’s sales arose in the PRC. In addition, all accounts receivable as at March 31, 2008 and December 31, 2007 also arose in the PRC.

No major customers accounted for more than 10% of the Company’s total revenues and total accounts receivable as of and for the three months ended March 31, 2008 and 2007, respectively.

The Company’s five largest vendors accounted for approximately 62.63% of the Company’s total purchases for the three months ended March 31, 2008, while the Company’s five largest vendors accounted for 47.78% of the Company’s total purchases for the three months ended March 31, 2007.

The Company’s six major products accounted for approximately 41.4% of the Company’s total revenues for the three months ended March 31, 2008, while the Company’s six major products accounted for 52.8% of the Company’s total revenues for the three months ended March 31, 2007.

Note 4 - RESTRICTED CASH

Restricted cash consists of the following:

	March 31, 2008	December 31, 2007
	(Unaudited)
Funds received from PRC government	$78,232	$74,969
(See Note 10)

Note 5 - INVENTORIES

Inventories consist of the following:
	March 31, 2008	December 31, 2007
	(Unaudited)
Raw material	$2,486,130	$1,761,145
Packing materials	197,525	110,020
Work in process	688	2,639
Finished goods	1,032,166	355,041
Low value consumables	14,338	13,766
Total	$3,730,847	$2,242,611

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

Note 6 - LOANS RECEIVABLE

Loans receivable consists of the following:
	March 31, 2008	December 31, 2007
	(Unaudited)
Others, non-interest bearing, unsecured	$9,532	$9,152

Shanxi Suoang Biotechnological Company, due October 30, 2007, extended to March 31, 2008, annual interest at 7.0%, secured by unrelated company Shanxi New Resource Co.	-	27,420

Xi’an Tiantai Investment Company, due July 31, 2008 (or upon demand), minimum annual interest at 7.2%, unsecured	314,160	383,880

Xi’an SilverRiver Automatic Equipment Company, due on March 23, 2008 and extended to April 2008, annual interest rate 8.4%, unsecured, balance was repaid in April 2008	142,800	411,300

Shanxi Hongye Housing Company, due on demand, non-interest bearing.	-	137,100
Total loan receivable	$466,492	$968,852

Note 7 - PLANT AND EQUIPMENT

Plant and equipment consists of the following:

	March 31, 2008	December 31, 2007
	(Unaudited)
Building and improvements	$3,741,879	$3,592,519
Plant and machinery	2,945,569	2,827,591
Office equipment	178,658	167,617
Vehicles	315,261	295,995
Construction in progress	5,798,613	5,531,236
Total	12,979,980	12,414,958
Less: accumulated depreciation	(756,008)	(620,991)
Plant and equipment , net	$12,223,972	$11,793,967

Construction in progress is the construction of a production base which will meet the Good Manufacturing Practices Standard (“GMP Standard”). No depreciation is provided for construction in progress until such time as the assets are completed and placed into service. Maintenance, repairs and minor renewals are charged directly to expenses as incurred. Major additions and betterment to property and equipment are capitalized.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

Construction on the plant for GMP standard bio-pharmaceutical facility and animal laboratory commenced in May 2005 and is expected to be completed at the end of 2008.

The depreciation expense was $106,882 and $27,068 for the periods ended March 31, 2008 and 2007, respectively.

Note 8 - INTANGIBLES

Intangibles consist of the following:

	2008	2007
	(Unaudited)
Land use rights	$368,781	$354,061
Technological know-how	856,800	822,600
Total	1,225,581	1,176,661
Less: accumulated amortization	(209,846)	(165,425)
Intangible assets, net	$1,015,735	$1,011,236

The amortization expense for intangibles was $36,747 and $6,451 for the periods ended March 31, 2008 and 2007, respectively.

Note 9 - INTEREST-BEARING SHORT-TERM LOAN

The short-term loan of $171,360 and $0 as of March 31, 2008 and December 31, 2007, respectively, was for a term of one year from December 30, 2007 to December 30, 2008, is secured by a guarantee given by a third party, and bears annual interest at 7.47% .

Interest expense for the periods ended March 31, 2008and 2007 amounted to $2,645 and $819, respectively.

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

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

Also in 2003, another subsidy of $256,400 was received for financing the Company’s research and development activities. In 2006, the Company applied and utilized $186,644 in paying for the construction of the new plant facility. In 2005, another subsidy of $64,100 was received for the Company’s research and development activities. This amount was put into use during the period. As of March 31, 2008, the Company has not reached a final agreement with the PRC government regarding the treatment of these two subsidies as either a loan or capital contribution, and the Company does not expect that the final agreement will be completed within the year of 2008; therefore, these amounts are carried as liabilities in the accompanying financial statements.

Note 11 - CAPITAL TRANSACTIONS

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

In the fourth quarter of 2007, the Company’s convertible note holders converted the debentures into 3,278,720 shares of common stock as more fully described in Note 12.

In the fourth quarter of 2007, the Company’s warrant holder exercised 3,100,000 warrants into 958,181 shares of common stock, in a cashless exercise.

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

The transaction closed on February 27, 2007. Gross proceeds from the sale to the Company were $4.075 million, of which $285,250 was paid to Pacific Ridge Capital who served as placement agent for the transaction and $52,500 was paid to consultants for the Purchaser in connection with the transaction. The Company also issued to the placement agent of the Transaction a warrant to purchase an aggregate of 570,500 shares of common stock with an exercise price of $1.00 per share with a life of five years. The value of the warrants issued to the placement agent was calculated as $643,277 using the Binomial Model. The total amount of the cash payments and the fair value of the warrants amounted to $981,027, which was recorded as deferred debenture expenses. These costs will be amortized to interest expense over the two year life of the  Debentures. For the three months ended March 31, 2008 and 2007, $21,817 and $40,876 was amortized to interest expense, respectively.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

The Company determined the value of the warrants using a Binomial Model with a volatility of approximately 75%, which is calculated by using the historical closing prices of the Company’s common stock. According to APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, EITF-98-5, and EITF-00-27, the Company allocated the proceeds using relative fair value method and determined that the Debentures were issued with a beneficial conversion feature. As a result, on February 27, 2007, the allocated value of the Warrants amounted to $1,944,425 and the beneficial conversion feature amounted to $2,130,575. The allocated value of the Warrants and beneficial conversion feature totaling $4,075,000, was recorded as discount (or reduction in the carrying amount) of the Debentures and additional paid-in capital and will be amortized over the two year life of the Debentures using the effective interest method. For three months ended March 31, 2008 and 2007, $114,990 and $91,918 was amortized as interest expense respectively.

On or about December 6, 2007, the Company entered into an Amendment, Exchange and Waiver Agreement (the “Amended Agreement”), dated as of November 9, 2007, with certain of the purchasers (the “Participating Purchasers”). Below are highlights of the Amended Agreement:

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

The Company has evaluated the cost of the amended terms of the Warrants and the Debentures. As the amendment has reduced the exercise price of the Warrants and the conversion price of the Debentures held by the Participating Purchasers, the difference between the value of the Warrants and the conversion option at the old prices and their value at the modified prices are costs for the Company and are charged to income.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

The inducement cost for the Debentures converted is $634,450 for the fiscal year ended December 31, 2007. The inducement cost for the Debentures converted was based on the market value of the additional 461,418 shares obtained by the participating purchases at $1.375 per shares on November 9, 2007. The inducement cost for the Warrants exercised is $279,547 for the fiscal year ended December 31, 2007. The inducement cost for the Warrants exercised is calculated using the Binomial Model by determining the difference between the original exercise price of $1.20 shares and the reduced exercise price of $0.95.

3,076,120 shares of common stock were issued upon conversion of the Debentures with a carrying value of $2,548,632 at a reduced conversion price of $0.85. Another 202,600 shares of common stock were issued upon conversion of the Debentures with a carry value of $202,600 at the original conversion price of $1.00.

In accordance with paragraph 21 of EITF 00-27, all unamortized discount at the time of the conversion must be recognized as interest expense. The unamortized discount of the above converted Debentures is $2,403,480, which has been recorded as interest expenses in the accompanying consolidated statements of operations. The unamortized deferred financing costs of $540,167 at conversion of the Debentures into common stock was also been recorded as interest expenses in the accompanying consolidated statements of operations for the year ended December 31, 2007.

As of March 31, 2008, the carrying value of the remaining unconverted Debentures was $191,375, net of unamortized discount of $291,548. The following is the repayment schedule of the principal of the remaining debt as of March 31, 2008:

Principal repayment Amount
Nine months ending December 31, 2008	$414,990
Year ending December 31, 2009	67,933
Thereafter	-
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

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

Following is a summary of the status of warrants outstanding at March 31, 2008:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number
$1.20	975,000	1.92 years	$1.20	975,000
$1.00	570,500	3.92 years	$1.00	570,500
Total	1,545,500			1,545,500

Following is a summary of the Warrant activity:

Outstanding as of December 31, 2006	-
Granted	4,645,500
Forfeited	-
Exercised	3,100,000
Outstanding as of December 31, 2007	1,545,500
Forfeited	-
Exercised	-
Outstanding as of March 31, 2008	1,545,500

On or about March 31, 2008, the Company entered into an Amendment and Waiver Agreement (the “Amendment”) with two institutional and accredited investors who acquired two of the Debentures in a private transaction from the original holders of these Debentures. The Amendment amends certain terms and conditions of Debentures. The transaction contemplated by the Amendment closed on April 21, 2008, upon the issuance of shares of the Company’s restricted common stock to these two investors pursuant to the terms of the Amendment. The Amendment is similar to the above Amendment Agreement with significant differences summarized below:

•	The Amendment amends the terms of the Debentures held by these two investors by changing the conversion price from $1.00 per share to $0.80 per share
•
The Amendment is deemed to be: (a) the Company’s notice (the “Conversion Notice”) to require conversion of the entire outstanding principal of the Debentures held by these two investors and all accrued but unpaid interest thereto.

•
Pursuant to the Conversion Notice, the Company issued an aggregate of 1,227,503 shares of our common stock (the “Shares”) to these two investors in reliance on the exemptions for sales of securities not involving a public offering to accredited investors, as set forth in Rule 506 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and in Section 4(2) of the Securities Act.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

Note 13 - STATUTORY RESERVES

Statutory reserves represent restricted retained earnings. Based on the legal formation of the entities, all PRC entities are required to set aside 10% of its net income as reported in its statutory accounts on an annual basis to the Statutory Surplus Reserve Fund. Once the total Statutory Surplus Reserve reaches 50% of the registered capital of the respective subsidiaries, further appropriations are discretionary. The Statutory Surplus Reserve can be used to increase the registered capital and eliminate future losses of the respective companies under PRC GAAP. The Company’s Statutory Surplus Reserve is not distributable to shareholders except in the event of liquidation.

The Reserve Fund can be used to increase the registered capital upon approval by relevant government authorities and eliminate future losses of the respective companies upon a resolution by the board of directors.

Appropriations to the above statutory reserves are accounted for as a transfer from unrestricted earnings to statutory reserves. During the period ended March 31, 2008 and 2007, the Company made total appropriations to these statutory reserves of $89,683, and $36,521, respectively.

There are no legal requirements in the PRC to fund these statutory reserves by transfer of cash to any restricted accounts, and the Company does not do so. These reserves are not distributable as cash dividends.

Note 14 - TAXES

The Company is registered in the State of Nevada whereas its subsidiary, Skystar is a tax exempt company incorporated in the Cayman Islands and conducts all of its business through its subsidiary, Sida, and its PRC VIEs, Xian Tianxing and Shanghai Siqiang

Sida, Xian Tianxing, and Shanghai Siqiang are subject to PRC’s Enterprise Income Tax. Pursuant to the PRC Income Tax Laws, Enterprise Income Taxes is generally imposed at a statutory rate of 25%. The Company has been approved as a new technology enterprise and under PRC Income Tax Laws, it is entitled to a preferential tax rate of 15%.

For the three month period ended March 31, 2008 and 2007, the provision for taxes on earnings consisted of:

	2008	2007
	(Unaudited)	(Unaudited)
Current PRC income tax expense
Enterprise income tax	$153,207	$66,624

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

The following table reconciles the U.S. statutory rates to the Company's effective tax rate as of March 31:

	2008	2007
U.S. Statutory rates	34.0%	34.0%

Foreign income not recognized in USA	(34.0)	(34.0)

China income taxes	25.0	33.0

China income tax exemption	(10.0)	(18.0)

Total provision for income taxes	15.0%	15.0%

The estimated tax savings due to the reduced tax rate for the periods ended March 31, 2008 and 2007 amounted to $105,004 and $77,730, respectively. The net effect on earnings per share if the income tax had been applied would decrease basic earnings per share for the period ended March 31, 2008 and 2007 to $0.03 and $(0.04), respectively, and would decrease diluted earnings per share to $0.02 and $(0.04), respectively.

Skystar Bio-Pharmaceutical Company was incorporated in the United States and has incurred net operating loss for income tax purpose for 2007. The net operating loss carry forwards for United States income tax purposes amounted to $6,638,420 which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, beginning in 2006 and continue through 2027. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at March 31, 2008. The valuation allowance at March 31, 2008 was $2,813,144. Management will review this valuation allowance periodically and will make adjustments as warranted.

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

The following demonstrates the calculation for earnings per share for the three months ended March 31:

	2008	2007
	(Unaudited)	(Unaudited)
Net income for basic earnings per share	$616,351	$(370,718)
Add: Interest expense for convertible note	136,807
Minus: Discount on convertible debenture	(398,171)
Net income for diluted earnings per share	$354,987	$(370,718)

Weighted average shares used in basic computation	17,111,200	12,795,549
Diluted effect of convertible debentures (as if)	772,400
Diluted effect of warrants to placement agent	87,646
Weighted average shares used in diluted computation	17,971,246	12,795,549

Earnings per share
Basic	$0.04	$(0.03)
Diluted	$0.02	$(0.03)

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

At March 31, 2008 and 2007, the Company had outstanding warrants of 1,545,500. For the three months ended March 31, 2008, the average stock price was greater than the exercise prices of 570,500 warrants which resulted in additional weighted average common stock equivalents of 87,646; 975,000 outstanding warrants were excluded from the diluted earnings per share calculation as they are anti-dilutive. For the three months ended March 31, 2007, 1,545,500 outstanding warrants were excluded from the diluted earnings per share calculation as they are anti-dilutive.

Note 16 - RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

Related party receivables and payables

Amounts receivable from and payable to related parties are summarized as follows:

	March 31, 2008	December 31, 2007
	(Unaudited)
Amounts due from shareholder:
Mr. Weibing Lu (1)	$23,726	$59,462

Amount due to shareholder and director:
Ms. Aixia Wang (1)	$1,428	1,371
Mr. Scott Cremer(1)	30,245	30,245
Total	$31,673	$31,616

Amount due to related companies:
TianXing Digital - owned by a director (2)	$-	$17,137
Shanxi Xingji Electronics Co. - owned by a director's wife (2)	7,113	32,817
Total	$7,113	49,954

(1)
The related individuals, Weibing Lu, Aixia Wang, and Scott Cremer are all shareholders of the Company. Mr. Lu and Mr. Cramer are also the directors of the Company, with Mr. Lu additionall being the chief executive office. The amounts due from and to these individuals were cash advances to facilitate Company operations or expenses paid by these individuals on behalf of the Company. These balances are non-interest bearing, unsecured, due on demand, and the ultimate manner of settlement is in cash or in exchange for office premises rental.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

(2)
Shanxi Xinji Electronics Company is owned by the wife of Mr. Lu and Tianxing Digital Co. Ltd. is owned by Mr. Lu. The amount due to Shanxi Xinji Electronics Co. Ltd. and Tianxing Digital Co., Ltd are short term cash transfers for business operations, non-interest bearing, unsecured, and payable upon demand. The ultimate manner of settlement is in cash.

Note 17 - COMMITMENTS AND CONTINGENCIES

(a) Lease commitments

The Company recognizes lease expense on a straight line basis over the term of the lease in accordance to SFAS. 13, “Accounting for leases.” The Company has entered into a tenancy agreement for the lease of factory premises for a period of ten years from October 1, 2004 to December 31, 2014 with an annual rent of $12,020, which is subject to a 10% increase every four subsequent years.

The Company leased additional office space from the Company’s CEO, Weibing Lu, for a period of five years from January 1, 2007 to December 31, 2011 with an annual rent of approximately $21,800 (or RMB 165,600).

The Company entered into a tenancy agreement for the lease of Shanghai Siqiang office for a period of ten years from August 1, 2007 to August 1, 2017 with an annual rent of $20,563.

The Company’s commitments for minimum rental payments under this lease for the next five years and thereafter are as follows:

Nine months ending December 31, 2008	$42,676
Year ending December 31, 2009	57,720
Year ending December 31, 2010	57,720
Year ending December 31, 2011	57,720
Year ending December 31, 2012	34,410
Thereafter	120,253
$370,499

Rental expense for the three months ended March 31, 2008 and 2007 amounted to $7,869 and $2,480, respectively.

(b) Legal proceedings

In March 2006, Gregory Evans (“Plaintiff”) filed suit against the Company, R. Scott Cramer, Steve Lowe and David Wassung (“Defendants”) in State of Nevada District Court in Clark Country, Nevada, alleging causes of action for “Refusing to Call Vote of Shareholders” and “Conversion” on or about November 18, 2005. On December 1, 2007, the lawsuit was dismissed following an Order to Show Cause regarding Dismissal. Prior to the dismissal, the Company was never served with a summons or complaint in the matter.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

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

Note 18 - SUBSEQUENT EVENTS

On April 21, 2008, the Company issued 90,000 shares of its restricted common stock to Russell Scott Cramer, a member of the Company’s board of directors. These restricted common shares were issued to Mr. Cramer pursuant to a unanimous written consent of the board of directors (excluding Mr. Cramer) for services unrelated to Mr. Cramer’s duties as a director.

Additionally, on April 21, 2008, the Company issued 210,400 shares of its restricted common stock to its legal counsel. These restricted common shares were issued to the legal counsel pursuant to a unanimous written consent of the board of directors of the Company as partial payment for services rendered.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

On May 5, 2008, Ms. Erna Gao resigned as the Chief Financial Officer of the Company. On the same date, the Company entered into a Loanout Agreement with Worldwide Officers, Inc., a California corporation, pursuant to which the Company has retained the services of Bennet P. Tchaikovsky to serve as Skystar’s Chief Financial Officer for a term of one year. Under the terms of the Loanout Agreement, Mr. Tchaikovsky will perform his duties from the United States and on a part-time basis (90 hours per month), and the Company agreed to pay an annual fee of $75,000 for Mr. Tchaikovsky’s services. Additionally, Mr. Tchaikovsky will have the right to receive 52,173 shares of our restricted common stock, to vest in four equal installments of 17,391 shares each every 3 calendar months, with the first installment to vest on August 5, 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2008 should be read in conjunction with our consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this item. In addition to historical information, the following discussion contains certain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “may”, “will”, “could”, “expect”, “anticipate”, “intend”, “believe”, “estimate”, “plan”, “predict”, and similar terms or terminology, or the negative of such terms or other comparable terminology. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this Quarterly Report on Form 10-Q. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

Our financial statements are prepared in U.S. dollars and in accordance with accounting principles generally accepted in the United States. See “Exchange Rates” below for information concerning the exchanges rates at which Renminbi were translated into U.S. dollars at various pertinent dates and for pertinent periods.

Overview

Skystar Bio-Pharmaceutical Company (“Skystar” or the “Company”), formerly known as The Cyber Group Network Corporation, was incorporated in Nevada on September 24, 1998. The Company has not carried on any substantive operations of its own, except for the entering of certain exclusive agreements with Xian Tianxing Bio-Pharmaceutical Co., Limited (“Xian Tianxing”), a joint stock company in the People’s Republic of China (“China” or “PRC”), through the Company’s wholly owned subsidiary, Skystar Bio-Pharmaceutical (Cayman) Holdings Co., Limited (“Skystar Cayman”), a Cayman Islands company which the Company acquired on November 7, 2005. Skystar Cayman, through its variable interest entity (“VIE”), Xian Tianxing, engages in research, development, production, marketing and sales of bio-pharmaceutical and veterinary products in China.

Chinese law currently has limits on foreign ownership of certain companies. To comply with these foreign ownership restrictions, we operate our bio-pharmaceutical business in China through Xian Tianxing. Xian Tianxing holds the licenses and approvals necessary to operate our bio-pharmaceutical business in China. We have contractual arrangements with Xian Tianxing and its shareholders pursuant to which we provide technology consulting and other general business operation services to Xian Tianxing. Through these contractual arrangements, we also have the ability to substantially influence Xian Tianxing’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval. As a result of these contractual arrangements, which enable us to control Xian Tianxing, we are considered the primary beneficiary of Xian Tianxing. Please see “Recent Development” below and Note 1 to our unaudited consolidated financial statements included in this report for the transfer of the contractual arrangements to Sida Biotechnology (Xian) Co., Ltd. (“Sida”), a PRC limited liability company, in March 2008, and their impact on our consolidated financial statements.

Our business divisions currently include a veterinary bio-pharmaceutical products division, a veterinary drugs division, a fodder or feed additive division, and a micro-organism preparation division. Currently, we have four major product lines:

•	Our bio-pharmaceutical veterinary vaccine line currently includes over 10 products;

•	Our veterinary medicine line for poultry and livestock currently includes over 70 products;

•	Our feed additives line currently includes over 10 products; and
•	Our micro-organism products line currently includes over 10 products.
Among our prominent products is a vaccine is designed to prevent the onset of avian coccidiosis disease, a parasitic and highly contagious gastrointestinal disease affecting chicken and other poultry. We refer to this vaccine as the “DLV chicken vaccine.” This disease has a significant economic impact to the poultry industry. The U.S. Department of Agriculture estimates that avian coccidiosis costs the worldwide poultry industry $3 billion in treatment expenses, bird losses and unmarketable birds due to low bird weight. Management believes that our DLV chicken vaccine is safe, effective and easy to administer, and may save costs by as much as 60% as compared to using conventional chemical medicines such as sulfaquinoxaline sodium and salinomycin sodium.

In August 2007, Xian Tianxing established Shanghai Siqiang Biotechnological Company Limited (“Shanghai Siqiang”), with Xian Tianxing as the 100% shareholder. With technology support and consultation from Shanghai Poultry Verminosis Institution, which is a part of the Chinese Academy of Agricultural Sciences, Shanghai Siqiang engaged in the research, development, production and sales of feed additives and veterinary disease diagnosis equipments.

All of our revenue is derived from the sale of bio-pharmaceutical and veterinary products in China. We sell our products through a distribution channel covering 29 provinces in China. As of May 13, 2008, we had over 600 distributors and 200 direct customers in 29 provinces in China.

Recent Development

On March 10, 2008, we were made a party to a series of agreements (collectively the “Transfer Agreements”) transferring the contractual arrangements governing the relationship among Skystar Cayman, Xian Tianxing and the majority shareholders of Xian Tianxing. Pursuant to the Transfer Agreements, from and after March 10, 2008, all of the rights and obligations of Skystar Cayman under the contractual arrangements were transferred to Sida. The Company was made a party to the Transfer Agreements for the sole purpose of acknowledging the Transfer Agreements. Sida is the wholly owned subsidiary of Fortunate Time International Ltd. (“Fortunate Time”), a Hong Kong company and wholly owned subsidiary of Skystar Cayman. In effect, Skystar Cayman assigned the contractual rights it had with Xian Tianxing to an indirectly wholly-owned subsidiary, Sida.

Under our corporate structure with the contractual arrangements, the ability to transfer funds to and from Xian Tianxing expeditiously through a foreign currency bank account is necessary for the running of our business operations. Under current applicable Chinese law, only a company that is classified as either a wholly foreign owned enterprise (WFOE) or a Sino-foreign joint venture may maintain a foreign currency bank account. Because Sida is wholly owned by Fortunate Time, a Hong Kong company, Sida is deemed a WFOE and may therefore maintain a foreign currency account. The Transfer Agreements amend the contractual arrangements so that funds are required to be transferred to and from Xian Tianxing through Sida’s foreign currency account and, through Sida, allow us to continue to control Xian Tianxing and its business operations.

2008 Outlook

Acquisitions. We intend to explore acquisitions of Good Manufacturing Practice (“GMP”) certified bio-pharmaceutical companies in provinces located close to our headquarters. One of our considerations for acquisitions is that the potential target must have production capacity for different dosage forms such as injection and powder. We may also consider acquiring bio-pharmaceutical companies with similar production capacity in other regions of China. Our goal is to be among the top producer and distributor of veterinary medicines in China, and we hope to be able to complete some acquisitions by the end of 2008.

Brand Awareness. Our goal is to associate the “Skystar” brand with reputable, high-quality products, including veterinary products. We recognize the importance of branding as well as packaging. All of our products bear a uniform brand but we also brand and package our products with specialized designs to differentiate the different categories of our products.

We conduct promotional marketing activities to publicize and enhance our image as well as to reinforce the recognition of our brand name, including:

•	publishing advertisements and articles in national as well as specialized and provincial newspapers, magazines, and in other media, including the Internet;

•	participating in national meetings, seminars, symposiums, exhibitions for bio-pharmaceutical and other related industries;

•	organizing cooperative promotional activities with distributors; and

•	sending direct mail to major farms.

Manufacturing Facility. We intend to complete a vaccine manufacturing facility by the third quarter of 2008 and obtain GMP certification by the end of 2008.

Additional Products. We plan to commercialize new products in each of the four divisions. We also expend significant amount of resources into our research and development in order to have additional products in the future. Management believes that such products will ultimately increase future revenue to our company.

Critical Accounting Policies and Estimates

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States (GAAP) and expands disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. On January 1, 2008, the Company adopted SFAS No. 157. The Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value in accordance with SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of FAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company adopted SFAS No. 159 on January 1, 2008. The Company chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

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

Results of Operations

The following table summarizes our results of operations. The table and the discussion below should be read in conjunction with the unaudited financial statements and the notes thereto appearing elsewhere in this report.

	Three Months Ended March 31,
	2008		2007
	(in U.S. Dollars, except for percentages)
Sales	$2,686,354	100.00%	$1,367,810	100.00%
Gross Profit	$1,388,935	51.70%	$670,775	49.04%
Operating Expense	$490,878	18.27%	$818,533	59.84%
Income From Operations	$898,057	33.43%	$(147,758)	(10.80)%
Other Expenses	$128,499	4.78%	$156,336	11.43%
Income tax expenses	$153,207	5.70%	$66,624	4.87%
Net Income	$616,351	22.94%	$(370,718)	(27.10)%

Revenue. All of our revenue is derived from the sale of bio-pharmaceutical and veterinary products in the PRC. During the three months ended March 31, 2008, we had revenues of $2,686,354 as compared to revenues of $1,367,810 during the three months ended March 31, 2007, an increase of approximately 96.40%. We introduced several new products, including more than 60 new veterinary medicine products which accounted for $1,661,519 of our total revenue for the first quarter of fiscal 2008, an increase of approximately 343% as compared to the revenue from the same product segment for the three months ended March 31, 2007.

Cost of Sales and Gross Profit Margin

The following table sets forth the components of our cost of sales and gross profit both in absolute amount and as a percentage of total net sales for the periods indicated.

	Three Months Ended March 31,
	2008		2007
	(in U.S. dollars, except for percentages)
Total Net Sales	$2,686,354	100.00%	$1,367,810	100.00%
Raw materials	$1,163,090	43.30%	$610,487	44.64%
Labor	$44,318	1.65%	$61,450	4.49%
Manufacturing Overhead	$90,011	3.35%	$25,098	1.83%
Total Cost of Goods Sold	$1,297,419	48.30%	$697,035	50.96%
Gross Profit	$1,388,935	51.70%	$670,775	49.04%

Gross Profit. Cost of goods sold, which consists of raw materials, direct labor, and manufacturing overhead, was $1,297,419 for the three months ended March 31, 2008 as compared to $697,035 for the three months ended March 31, 2007. Gross profit was $1,388,935 for the three months ended March 31, 2008 as compared to $670,775 for the three months ended March 31, 2007, representing gross profit margins of approximately 51.70% and 49.04%, respectively. The increase in our gross profit margins is attributable to (a) the introduction of new high demand products that have higher gross profit margins, and (b) improvement in manufacturing techniques and the adaption of new technologies that cause equipment and machinery to operate more efficiently, which allowed us to use raw materials more efficiently and minimize waste. Additionally, our ability to produce microbial strains, which are key components in our micro-organism products, has translated into reduced costs to manufacture these products.

Selling, General and Administrative Expenses

	For the Three Months Ended March 31,
	2008		2007
		$% of Total Net Sales		$% of Total Net Sales
	(in U.S. Dollars, except for percentages)
Gross Profit	$1,388,935	51.70%	$670,775	49.04%
Operating Expenses:
Selling Expenses	189,844	7.07%	109,428	8.00%
General and Administrative Expenses	190,977	7.11%	316,551	23.14%
Research and Development Costs	47,299	1.76%	31,655	2.31%
Amortization of Deferred Compensation	62,758	2.34%	360,899	26.39%
Total	490,878	18.27%	818,533	59.84%
Income (Loss) from Operations	898,057	33.43%	(147,758)	(10.80%)

Selling Expenses. Selling expenses, which consist of commissions, advertising and promotion expenses, freight charges, and salaries totaled $189,844 for the three months ended March 31, 2008 as compared to $109,428 for the three months ended March 31, 2007, an increase of approximately 73.49%. This increase is primarily attributable to our expanding sales team and activities, which is, in turn, reflected in our increased sales. We believe that our selling expenses will continue to increase as our sales continue to grow.

General and Administrative Expenses. General and administrative expenses totaled $190,977 for the three months ended March 31, 2008, as compared to $316,551 for the three months ended March 31, 2007, a decrease of approximately 39.67%. General and administrative expenses are primarily legal accounting and other professional fees that we incur in order to stay compliant as a U.S. public company. Such professional expenses were considerably higher for the first quarter of 2007 as a result of our private financing transaction that closed during that period. However, we anticipate that our general and administrative expenses will increase due to the increasing costs of being a U.S. public company.

Research and Development Costs. Research and development costs, which consist of salaries, professional fees, and technical support fees, totaled $47,299 for the three months ended March 31, 2008, as compared to $31,655 for the three months ended March 31, 2007, an increase of approximately 49.42%. This significant increase is primarily attributable to increased research activities with certain outside experts and institutions with whom we cooperate on research and development of both existing and new products. We believe that our research and development costs will continue to increase as we will continue to increase our research activities.

Income from Operations. We recorded income of $898,057 from operations for the three months ended March 31, 2008 as compared to loss of $147,758 for the same period in 2007, representing an increase of approximately 707.79%. The increase is mainly due to an increase in sales of our products, including our products with higher gross profit margins.

Net Income. We had net income of $616,351 for the three months ended March 31, 2008 as compared to net loss of $370,718 for the three months ended March 31, 2007, an increase of approximately 266.26%. The increase in net income is largely attributable to an increase in sales.

Liquidity

For the three months ended March 31, 2008, cash used in operating activities was $1,035,518 as compared to $259,268 cash used in operating activities for the three months ended March 31, 2007. The decrease in cash generated from operating activities is primarily attributable to (a) bulk purchases of certain raw materials for anticipated production of both existing and new products in the second and third quarter of fiscal 2008, and (b) increased prepayments to certain suppliers to ensure low purchase price of certain raw materials.

We generated $473,967 from investing activities for the three months ended March 31, 2008, as compared to expending $249,261 in investing activities for the three months ended March 31, 2007. The expenditure in investing activities for 2008 consisted of payment of $47,829 for the purchase of equipment. The income from investing activities for 2008 consisted of proceeds of $521,796 from loans receivable.

From financing activities, we generated $160,533 for the three months ended March 31, 2008 as compared to $3,773,825 generated from the three months ended March 31, 2007. The decrease in cash generated from financing activities is mainly attributable to the proceeds from a third party loan further discussed in detail in Note 9 of the accompanying footnotes to the consolidated financial statements.

As of March 31, 2008, we had cash of $389,300. Our total current assets were $8,110,386, and our total current liabilities were $2,074,290, which resulted in a net working capital of $6,036,096. Management believes that we have the ability to meet cash requirements for our operations in order to continue as a going concern, including sufficient cash flows to meet our obligations on a timely basis in the foreseeable future, provided that we can continue to maintain profitable operations and our net working capital remains liquid.

Capital Resources

During the three months ended March 31, 2008, the Company received loan receivable approximately of $521,000, of which approximately $48,000 were used to purchase plant and equipment. If we were to acquire another business or further expand our operations, we will require additional capital.

Exchange Rate

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

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the consolidated financial statements or otherwise stated in this MD&A were as follows:

	March 31, 2008	December 31, 2007	March 31, 2007

Assets and liabilities	USD0.14280:RMB1	USD0.1371:RMB1	USD0.12950:RMB1

Statements of operations and cash flows for the period/year ended	USD0.13977:RMB1	USD0.13167:RMB1	USD0.12901:RMB1

No representation is made that RMB amounts have been, or would be, converted into US$ at the above rates.

Off-Balance Sheet Arrangements

As of the date of this quarterly report, we do not have any outstanding financial guarantees or commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

In our annual report on Form 10-K for the year ended December 31, 2007, we reported certain material weaknesses involving control activities, specifically (1) accounting and finance personnel weaknesses, (2) lack of internal audit function and (3) lack of internal audit system. In light of the foregoing, our management began to undertake steps to address these issues, some of which were outlined in our annual report. Specifically, we have recently retained Mr. Bennet P. Tchaikovsky as our chief financial officer, whom our management believes has the requisite financial reporting experience, skills and knowledge to complement our existing personnel. Additionally, we are in the process of interviewing prospective new members for our board of directors, including a member who is appropriately credentialed as a financial expert with a goal to establish both our audit and compensation committees, as well as sufficient number of independent directors.

Management, including our chief executive officer and our chief financial officer, does not expect that our disclosure controls and internal controls will prevent all error or all fraud, even as the same are improved to address any deficiencies and/or weaknesses. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

Our financial reporting process includes extensive procedures we undertake in order to obtain assurance regarding the reliability of our published financial statements, notwithstanding the material weaknesses in internal control. We expanded our review of accounting for business combinations to help compensate for our material weaknesses in order to provide assurance that the financial statements are free of material inaccuracies or omissions of material fact. As a result, management, to the best of its knowledge, believes that (i) this Quarterly Report on Form 10-Q does not contain any untrue statements of a material fact or omits any material fact and (ii) the financial statements and other financial information included in this report have been prepared in conformity with GAAP and fairly present in all material aspects our financial condition, results of operations, and cash flows.

Changes in Internal Control over Financial Reporting

Except for the remedial actions taken as described above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Gregory Evans v. The Cyber Group Network Corp, et al. (District Court, Clark County, State of Nevada, Case No. A513378). In March 2006, Gregory Evans filed suit against us, (under our former name, The Cyber Group Network Corp), R. Scott Cramer, Steve Lowe and David Wassung in State of Nevada District Court in Clark County, Nevada, alleging causes of action for “Refusing to Call Vote of Stockholders” and “Conversion” on or about November 18, 2005. On December 1, 2007, the lawsuit was dismissed following an Order to Show Cause regarding Dismissal. Prior to the dismissal, the Company was never served with a summons or complaint in the matter.

Andrew Chien v. Skystar Bio-Pharmaceutical Company, et. al. (US. District Court, District of Connecticut, Case No. 3:2007cv00781). Andrew Chien filed suit against the Company, R. Scott Cramer, Steve Lowe, David Wassung and Weibing Lu in United States District Court for the District of Connecticut, alleging causes of action for violation of Sections 10(b) and 20(a) of the Exchange Act. In or around November 2007, the defendants filed motions to dismiss the complaint for failure to state a claim and for lack of personal jurisdiction. Mr. Chien agreed to voluntarily amend the complaint after the motions were filed, and an amended complaint was subsequently filed on or around January 4, 2008. The amended complaint dropped Weibing Lu (who is a resident of China and had never been served) as a defendant. The remaining defendants contend that the amended complaint has failed to correct the deficiencies of the original complaint, and have filed a renewed motion to dismiss for failure to state a claim, also preserving their challenge to personal jurisdiction. The defendants deny all claims and have moved the Court to dismiss the amended complaint in its entirety in their motion to dismiss, which is still pending. The motion to dismiss also requests that the Court award sanctions against Mr. Chien under the Private Securities Litigation Reform Act and other authority in the event the defendants' motion to dismiss the amended complaint is granted.

ITEM 1A. RISK FACTORS

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

Under Chinese laws and regulations, a foreign invested enterprise may enjoy preferential tax benefits if it is registered in a high-tech zone and also qualifies as “new or high-technology enterprise”. As a foreign invested enterprise as well as a certified “new or high-technology enterprise” located in a high-tech zone in Xian, the Company has been approved as a new technology enterprise and under Chinese Income Tax Laws, it is entitled to a preferential tax rate of 15%. If the Chinese law were to phase out preferential tax benefits currently granted to “new or high-technology enterprises” and technology consulting services, we would be subject to the standard statutory tax rate, which currently is 25%, and we would be unable to obtain business tax refunds for our provision of technology consulting services. Loss of these preferential tax treatments could have a material and adverse effect on our financial condition and results of operations.

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

Risks Related to an Investment in Our Securities

The full exercise of certain outstanding warrants could result in the substantial dilution of the company in terms of a particular percentage ownership in the company as well as the book value of the common shares. The sale of a large amount of common shares received upon exercise of the warrants on the public market to finance the exercise price or to pay associated income taxes, or the perception that such sales could occur, could substantially depress the prevailing market prices for our shares.

The exercise price of certain of our outstanding warrants may be less than the current market price for our common shares. In the event of exercise of these securities, a stockholder could suffer substantial dilution of his, her or its investment in terms of the percentage ownership in us as well as the book value of the common shares held. Full exercise of the warrants would increase the outstanding common shares as of May 7, 2008 by approximately 8% to approximately 20,184,603 shares.

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

As of May 7, 2008, our principal stockholders and their affiliated entities own approximately 30.5% of our outstanding common shares, representing approximately 30.5% of our voting power. These stockholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions. In addition, because of the percentage of ownership and voting concentration in these principal stockholders and their affiliated entities, elections of our board of directors will generally be within the control of these stockholders and their affiliated entities. While all of our stockholders are entitled to vote on matters submitted to our stockholders for approval, the concentration of shares and voting control presently lies with these principal stockholders and their affiliated entities. As such, it would be difficult for stockholders to propose and have approved proposals not supported by management. There can be no assurances that matters voted upon by our officers and directors in their capacity as stockholders will be viewed favorably by all stockholders of the company.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Reference is made to our Current Report on Form 8-K filed with the SEC on April 23, 2008.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

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

3.1	Charter of The Cyber Group Network Corporation as filed with the State of Nevada (4)

3.2	Certificate of Amendment and Certificate of Change (5)

3.3	Company Bylaws (6)

10.1	Form of Securities Purchase Agreement, dated as of February 26, 2007 by and among the Company and the Purchasers (7)

10.2	Form of Class A Convertible Debenture (7)

10.3	Form of Class B Convertible Debenture (7)

10.4	Form of Class A Warrant (7)

10.5	Form of Class B Warrant (7)

10.6	Form of Registration Rights Agreement, dated as of February 26, 2007 by and among the Company and the Purchasers (7)

10.7	Form of Company Principal Lockup Agreement (7)

10.8	Form of the Amendment, Exchange and Waiver Agreement between the Company and certain accredited investors dated November 9, 2007 (8)

10.9	Lease Agreement between Xian Tianxing Bio-Pharmaceutical Co., Ltd. and Weibing Lu dated June 1, 2007 (9)

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (11)

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (11)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (11)

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (11)

99.1	Consulting Services Agreement between Skystar Bio-Pharmaceutical (Cayman) Holdings, Co., Ltd., Xian Tianxing Bio-Pharmaceutical Co., Ltd. dated October 28, 2005 (4)

99.2
Equity Pledge Agreement between Skystar Bio-Pharmaceutical (Cayman) Holdings, Co., Ltd. and Xian Tianxing Bio-Pharmaceutical Co., Ltd. (“Xian Tianxing”) and Xian Tianxing’s Majority Shareholders dated October 28, 2005 (4)

99.3
Operating Agreement between Skystar Bio-Pharmaceutical (Cayman) Holdings, Co., Ltd., and Xian Tianxing Bio-Pharmaceutical Co. (“Xian Tianxing”), Xian Tianxing’s Majority Shareholders, Ltd. and Weibing Lu dated October 28, 2005 (4)

99.4
Proxy Agreement between Skystar Bio-Pharmaceutical (Cayman) Holdings, Co., Ltd. and Xian Tianxing Bio-Pharmaceutical Co. (“Xian Tianxing”), Xian Tianxing’s Majority Shareholders and Weibing Lu dated October 28, 2005 (4)

99.5
Option Agreement between Skystar Bio-Pharmaceutical (Cayman) Holdings, Co., Ltd. and Xian Tianxing Bio-Pharmaceutical Co., Ltd. (“Xian Tianxing”), Xian Tianxing Majority Shareholders and Weibing Lu dated October 28, 2005 (4)

99.6
Amendment to Consulting Agreement by and among Skystar Bio-Pharmaceutical (Cayman) Holdings Co., Ltd. (“Skystar Cayman”), Sida Biotechnology (Xian) Co., Ltd. (“Sida”), Xian Tianxing Bio-Pharmaceutical Co., Ltd. (“Xian Tianxing”) and Skystar Bio-Pharmaceutical Co. (“Skystar”) dated March 10, 2008 (10)

99.7	Amendment to Equity Pledge Agreement among Skystar Cayman, Sida, Xian Tianxing, Xian Tianxing’s majority shareholders and Skystar dated March 10, 2008 (10

99.8	Agreement to Transfer of Operating Agreement among Skystar Cayman, Sida, Xian Tianxing, Xian Tianxing’s majority shareholders and Skystar dated March 10, 2008 (10)

99.9	Designation Agreement among Skystar Cayman, Sida, Xian Tianxing, Xian Tianxing’s majority shareholders and Skystar dated March 10, 2008 (10)

99.10	Agreement to Transfer of Option Agreement among Skystar Cayman, Sida, Xian Tianxing, Xian Tianxing’s majority shareholders and Skystar dated March 10, 2008 (10)

(1)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on June 1, 2000.
(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A filed on January 12, 2001.
(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 26, 2005.
(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 14, 2005.
(5)	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB filed on April 17, 2006.
(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K on December 21, 2005.
(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 5, 2007.
(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 11, 2007.
(9)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on April 2, 2008.
(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K on March 11, 2008.
(11)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 15, 2008	SKYSTAR BIO-PHARMACEUTICAL COMPANY

	By:	/s/ Weibing Lu
Weibing Lu Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Bennet P. Tchaikovsky
Bennet P. Tchaikovsky Chief Financial Officer (Principal Financial and Accounting Officer)