Form 10-Q
period 2008-06-30
SKYSTAR BIO-PHARMACEUTICAL CO
filed 2008-08-14
CIK 1076939

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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
Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 31, 2008, the Registrant had 18,639,103 shares of Common Stock outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2008 AND DECEMBER 31, 2007

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$183,443	$771,492
Restricted cash	80,296	74,969
Accounts receivable, net of allowance for doubtful accounts of $ 212,453
and $199,639 as of June 30, 2008 and December 31, 2007, respectively.	2,889,003	1,356,094
Inventories	4,647,393	2,242,611
Deposits and prepaid expenses	3,078,617	806,657
Loans receivable	330,719	968,852
Other receivables	90,754	43,800
Other receivables-shareholder	-	59,462
Total current assets	11,300,225	6,323,937

PLANT AND EQUIPMENT, net	12,406,353	11,793,967

OTHER ASSETS:
Long term prepayment	1,298,510	1,220,190
Deferred financing costs	-	101,815
Intangible, net	999,426	1,011,236
Total other assets	2,297,936	2,333,241
Total assets	$26,004,514	$20,451,145

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$314,226	$126,754
Accrued expenses	773,841	502,871
Deposits from customers	158,949	61,706
Taxes payable	1,982,850	568,797
Other payables	82,109	81,221
Amount due to related companies	4,349	49,954
Amount due to shareholders and directors	338,094	31,616
Total current liabilities	3,654,418	1,422,919

OTHER LIABILITIES:
Deferred government grant	1,094,250	1,028,250
Convertible debenture, net of $398,171 discount as of December 31, 2007	-	84,752
Total other liabilities	1,094,250	1,113,002
Total liabilities	4,748,668	2,535,921

CONTINGENT LIABILITIES	-	-

SHAREHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 2,000,000 series" A" shares issued and outstanding as of June 30, 2008 and December
31, 2007, respectively; Nil series"B" shares issued and outstanding
as of June 30, 2008 and December 31,2007, respectively.	2,000	2,000
Common stock, $0.001 par value, 50,000,000 shares authorized; 18,639,103 and 17,111,200 shares issued and outstanding as of June 30, 2008 and
December 31, 2007, respectively.	18,639	17,111
Paid-in-capital	16,300,348	14,741,278
Deferred compensation	-	(62,758)
Statutory reserves	1,895,976	1,652,720
Retained earnings	369,301	122,271
Accumulated other comprehensive income	2,669,582	1,442,602
Total shareholders' equity	21,255,846	17,915,224
Total liabilities and shareholders' equity	$26,004,514	$20,451,145

The accompanying notes are an integral part of this statement.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2008 and 2007
(Unaudited)

	Three months ended		Six months ended
	June 30		June 30
	2008	2007	2008	2007

REVENUE	$4,478,194	$3,374,459	$7,164,548	$4,742,269
COST OF SALES	2,166,484	1,411,291	3,463,903	2,108,326

GROSS PROFIT	2,311,710	1,963,168	3,700,645	2,633,943

OPERATING EXPENSES
Research and development	119,399	75,225	166,698	106,881
Selling expenses	302,843	148,139	492,687	257,567
General and administrative	648,591	506,446	902,326	1,183,896
Total operating expenses	1,070,833	729,810	1,561,711	1,548,344

INCOME FROM OPERATIONS	1,240,877	1,233,358	2,138,934	1,085,599

OTHER INCOME (EXPENSE)
Other income	502	-	502	-
Other expense	(493,397)	(141,226)	(493,760)	(141,226)
Interest income	21,268	130	32,584	130
Interest expense	(376,307)	(710,308)	(515,759)	(866,645)
Inducement cost for debentures converted	(257,775)	-	(257,775)	-
Total other income (expense)	(1,105,709)	(851,404)	(1,234,208)	(1,007,741)

INCOME BEFORE PROVISION FOR INCOME TAXES	135,168	381,954	904,726	77,858

PROVISION FOR INCOME TAXES	261,233	233,643	414,440	300,267

NET INCOME (LOSS)	(126,065)	148,311	490,286	(222,409)

OTHER COMPREHENSIVE INCOME :
Foreign currency translation adjustment	456,967	180,517	1,226,980	283,676

COMPREHENSIVE INCOME	$330,902	$328,828	$1,717,266	$61,267

EARNINGS PER SHARE
Basic	$(0.01)	$0.01	$0.03	$(0.02)
Diluted	$(0.01)	$0.01	$0.03	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic	18,369,322	12,795,549	17,801,485	12,795,549
Diluted	18,369,322	13,383,724	17,870,316	12,795,549

The accompanying notes are an integral part of this statement.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

									Accumulated
	Preferred stock		Common stock				Retained earnings		other
					Paid-in	Deferred	Statutory		comprehensive
	Shares	Amount	Shares	Amount	capital	Compensation	reserves	Unrestricted	income	Totals
BALANCE, December 31, 2006	2,000,000	$2,000	12,795,549	$12,795	$6,246,325	$(705,877)	$779,624	$2,952,343	$460,020	$9,747,230
Shares issued for services										-
Beneficial conversion feature of debentures					2,130,575					2,130,575
Warrants issued to debenture holders					1,944,425					1,944,425
Warrants issued to placement agent					643,277					643,277
Amortization of deferred compensation						462,274				462,274
Foreign currency translation									283,676	283,676
Net loss								(222,409)		(222,409)
Appropriation to statutory reserve							175,931	(175,931)		-
										-
BALANCE, June 30, 2007, (Unaudited)	2,000,000	$2,000	12,795,549	$12,795	$10,964,602	$(243,603)	$955,555	$2,554,003	$743,696	$14,989,048

Shares issued for services			78,750	79	115,684					115,763
Inducement cost for debentures converted					634,450					634,450
Inducement cost for warrants exercised					279,547					279,547
Debentures converted to common stock			3,278,720	3,279	2,747,953					2,751,232
Cashless exercise of warrants			958,181	958	(958)					-
Amortization of deferred compensation						180,845				180,845
Foreign currency translation									698,906	698,906
Net loss								(1,734,567)		(1,734,567)
Appropriation to statutory reserve							697,165	(697,165)		-

BALANCE, December 31, 2007	2,000,000	$2,000	17,111,200	$17,111	$14,741,278	$(62,758)	$1,652,720	$122,271	$1,442,602	$17,915,224

Amortization of deferred compensation						62,758				62,758
Foreign currency translation									1,226,980	1,226,980
Shares issued for services			90,000	90	99,810					99,900
Shares issued for debt settlement			210,400	210	220,710					220,920
Inducement cost for debentures converted					257,775					257,775
Debentures converted to common stock			1,227,503	1,228	980,775					982,003
Net income								490,286		490,286
Appropriation to statutory reserve							243,256	(243,256)		-

BALANCE, June 30, 2008, (Unaudited)	2,000,000	$2,000	18,639,103	$18,639	$16,300,348	$-	$1,895,976	$369,301	$2,669,582	$21,255,846

The accompanying notes are an integral part of this statement.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

	Six months ended
	June 30
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$490,286	$(222,409)
Adjustments to reconcile net income (loss) to cash
used in operating activities:
Depreciation	217,378	79,597
Amortization	74,583	10,811
Amortization of deferred financing costs	101,815	163,504
Amortization of discount on debentures	406,538	592,020
Amortization of deferred compensation	62,758	462,274
Inducement cost for debentures converted	257,775	-
Default premium on debentures	490,713	-
Issuance of common stock for services	99,900	-
Inducement cost for debt settlement	42,081	-
Change in operating assets and liabilities
Accounts receivable	(1,405,631)	(174,979)
Inventories	(2,197,924)	(426,349)
Deposits and prepaid expenses	(2,163,863)	(511,768)
Other receivables	(33,447)	26,339
Accounts payable	174,345	(216,460)
Accrued expenses	436,050	198,368
Deposits from customers	90,686	-
Taxes payables	1,339,210	(385,801)
Other payables	(4,206)	-
Liquidated damage payable	-	141,267
Net cash used in operating activities	(1,520,953)	(263,586)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in loans receivable from third parties	-	(389,130)
Proceeds from loans receivable	671,364	-
Purchase of plant and equipment	(76,775)	(311,207)
Net cash provided by (used in) investing activities	594,589	(700,337)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in restricted cash	(500)	(357)
Repayments to shareholders and directors	(425,911)	-
Proceeds from shareholders and directors	487,428	-
Repay amounts due to related companies	(47,453)	(63,715)
Proceeds from shareholders loans	297,864	-
Principle payment on convertible debenture	-	(194,378)
Repayments of non-interest bearing loan from third parties	-	(63,558)
Proceeds from convertible debentures, net of debenture expenses	-	3,737,250
Net cash provided by financing activities	311,428	3,415,242

EFFECT OF EXCHANGE RATE CHANGES ON CASH	26,887	184,964

(DECREASE) INCREASE IN CASH	(588,049)	2,636,283

CASH, beginning of period	771,492	192,016

CASH, end of period	$183,443	$2,828,299

SUPPLEMENTAL DISCLOSURE INFORMATION
Interest paid	$2,645	$83,027
Income taxes paid	$-	$210,628
Non-cash investing and financing transactions
Warrants issued for financing services	$-	$643,277
Issuance of common stock for debt settlement	$178,839	$-
Debentures converted to common stock	$982,003	$-

The accompanying notes are an integral part of this statement.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

Note 1- DESCRIPTION OF BUSINESS AND ORGANIZATION

Skystar Bio-Pharmaceutical Company (“Skystar” or the “Company”), was incorporated in Nevada. The Company has not carried on any substantive operations of its own, except for the entering of certain exclusive agreements with Xian Tianxing Bio-Pharmaceutical Co., Limited (“Xian Tianxing”), a joint stock company in the People’s Republic of China (“China” or “PRC”), through the Company’s wholly owned subsidiary, Skystar Bio-Pharmaceutical (Cayman) Holdings Co., Limited (“Skystar Cayman”), a Cayman Islands company which the Company acquired on November 7, 2005. Skystar Cayman, through its variable interest entity (“VIE”), Xian Tianxing, engages in research, development, production, marketing and sales of veterinary healthcare and medical care products. All current operations of the Company are in China.

On August 21, 2007, Xian Tianxing invested $66,700 to establish Shanghai Siqiang Biotechnological Company Limited (“Shanghai Siqiang”). Shanghai Siqiang was established in Putuo District, City of Shanghai, China with a registered capital of $66,700 and Xian Tianxing is the 100% shareholder. Shanghai Siqiang was established to become a research and development center for Xian Tianxing and engages in research, development, production and sales of veterinary products, feed additives, and veterinary disease diagnosis equipments.

On October 16, 2007, the board of directors of the Company approved the purchase of all of the issued and outstanding shares of Fortunate Time International Limited (“Fortunate Time”), a Hong Kong company owned 100% by the Company’s non-executive director Russell Scott Cramer, for $129 (HKD 1,000).

On July 10, 2007, Fortunate Time established Sida Biotechnology (Xian) Co., Ltd. (“Sida”) with registered capital of $5,000,000. Fortunate Time invested $2,000,000 into Sida on July 20, 2007, which amount is payable to Skystar Cayman. Pursuant to the Xian High Technology District approval notice, Fortunate Times is required to contribute the remaining $3,000,000 of registered capital by July 09, 2009. Except for the $2,000,000 investment in Sida Biotechnology Co., Ltd. and payables to Skystar Cayman for the same amount, Fortunate Time did not have any assets or liabilities. Sida was established in a high technology district in Xian, China. Sida’s principal business is to perform veterinary bio-pharmaceutical research, production and selling activities. Sida also provides technology consultation services to Xian Tianxing.

On March 10, 2008, the Company entered into a series of agreements (collectively the “Transfer Agreements”) transferring the contractual arrangements governing the relationship among Skystar Cayman, Xian Tianxing, and the majority shareholders of Xian Tianxing. Pursuant to the Transfer Agreements, all of the rights and obligations of Skystar Cayman under the contractual arrangements were transferred to Sida. In effect, Skystar Cayman assigned the contractual rights it had with Xian Tianxing to Sida.

As a result of these contractual arrangements, which obligates Sida to absorb all of the risk of loss from Xian Tianxing’s activities and enable Sida to receive all of its expected residual returns, Sida accounts for Xian Tianxing as a variable interest entity (“VIE”) under FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”. Accordingly, Sida consolidates Xian Tianxing’s results, assets and liabilities.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
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

In the opinion of management, the unaudited consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Fair values of financial instruments

On January 1, 2008, the Company adopted SFAS No. 157 which defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for current receivables, payables and short term loans qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels are defined as follow:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

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

The Company analyzes all financial instruments with features of both liabilities and equity under SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” During 2007, the Company issued 8% convertible debentures in a face amount of $4.075 million which are due February 28, 2009. During 2007 and the second quarter of 2008, the entire amount of $4.075 million of debentures were converted into common stock. As fixed prices are set for the conversion prices of such convertible debentures and the attached warrants, the Company is in a position to be sure it had adequate authorized shares for the future conversion of convertible debentures and warrants. Therefore, the embedded derivatives and warrants were recorded as equity and are not required to be recorded at fair value and marked-to-market at each reporting period.

Revenue recognition

Revenues of the Company include sales of veterinary healthcare and medical care products in China. Sales are recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured. Sales are presented net of value added tax (VAT). No return allowance is made as product returns are insignificant based on historical experience.

a.	Credit sales: Revenue is recognized when the products have been delivered to the customers.

b.	Full payment before delivering: Revenue is recognized when the products have been delivered to customers.

Shipping and handling costs related to costs of goods sold are included in selling, general and administrative costs, which totaled $85,084 and $51,370 for the three months ended June 30, 2008 and 2007, respectively, and $123,888 and $ 75,341 for the six months ended June 30, 2008 and 2007, respectively.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

The Company’s revenue and cost of sales by product line were as follows during the three and six months ended June 30, 2008 and 2007:

	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Micro-organism	$1,151,600	$1,314,080	$1,941,255	$2,033,353
Veterinary Medications	2,934,247	1,518,259	4,604,001	1,891,259
Feed Additives	176,627	375,260	270,181	546,156
Vaccines	215,720	166,860	349,111	271,501
Total Revenues	4,478,194	3,374,459	7,164,548	4,742,269

Cost of Sales
Micro-organism	349,299	460,310	585,126	785,451
Veterinary Medications	1,713,460	698,430	2,712,944	945,208
Feed Additives	79,927	232,902	126,640	346,477
Vaccines	23,798	19,649	39,193	31,190
Total Cost of Sales	2,166,484	1,411,291	3,463,903	2,108,326
Gross Profit	$2,311,710	$1,963,168	$3,700,645	$2,633,943

Cash

Cash includes cash on hand, demand deposits with banks and liquid investments with an original maturity of three months or less.

Restricted cash

The Company had restricted cash of $80,296 and $74,969 as of June 30, 2008 and December 31, 2007, respectively. The restricted cash was received from the PRC government subsidies and set aside for the specific usages (see Note 10). The restricted funds are kept as bank deposits. Restricted cash is classified as current assets as of June 30, 2008 and December 31, 2007, based on the expected period when the funds will be put into their specific usages.

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

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
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

Management assesses the carrying value of plant and equipment annually, or more often when factors indicating impairment are present, and reduces the carrying value of the fixed assets by the amount of the impairment. The Company determines the existence of such impairment by measuring the expected future cash flows (undiscounted and without interest charges) and comparing such amount to the net asset carrying value. An impairment loss, if exists, is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Based on its review, management believes that, as of June 30, 2008, there was no impairment of its plant and equipment.

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

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

Impairment of intangibles - The Company evaluates the carrying value of intangibles annually, or more often when factors indicating impairment are present, in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of intangible assets. SFAS No. 144 requires impairment losses to be recorded in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2008, there were no significant impairments of its intangible assets.

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

Income taxes

The Company records income tax pursuant to SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consists of taxes currently due plus deferred taxes. The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. The adoption had no affect on the Company’s financial statements. There are no deferred tax amounts at June 30, 2008 and December 31, 2007.

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

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
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

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

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

This quotation of the exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the People's Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People's Bank of China. The rate of exchange quoted by the People’s Bank of China on June 30, 2008 and December 31, 2007 was US$1.00 to RMB6.85 and RMB 7.29, respectively. The weighted average translation rate of US$1.00 to RMB7.05 and RMB7.71 was applied to the income statement accounts in June 30, 2008 and 2007, respectively.

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
JUNE 30, 2008
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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - An Amendment of SFAS No. 133” (“SFAS 161”). Effective on January 1, 2009, SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. The Company is in the process of evaluating the new disclosure requirements under SFAS 161.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). FAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company is in the process of evaluating the impact of adoption of this statement on the results of operations, financial position or cash flows.

In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF No. 07-5”). This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No 133 “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No.07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. This standard triggers liability accounting on all options and warrants exercisable at strike prices denominated in any currency other than the functional currency of the operating entity in China (Renminbi). The Company is currently evaluating the impact of adoption of EITF No. 07-5 on the Company’s consolidated financial statements.

In June 2008, FASB issued EITF Issue No. 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5 (“EITF No. 08-4”)”. The objective of EITF No.08-4 is to provide transition guidance for conforming changes made to EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted.  Management is currently evaluating the impact of adoption of EITF No. 08-4 on the accounting for the consolidated financial statements.

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
JUNE 30, 2008
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

As of June 30, 2008 and December 31, 2007, the Company had deposits in excess of federally insured limits (including restricted cash) of $178,717 and $844,773, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

For the period ended June 30, 2008 and year ended December 31, 2007, all of the Company’s sales arose in the PRC. In addition, all accounts receivable as at June 30, 2008 and December 31, 2007 also arose in the PRC. No major customers accounted for more than 10% of the Company’s total revenues and total accounts receivable as of and for the six months ended June 30, 2008 and 2007, respectively.

The Company’s three largest vendors collectively accounted for approximately 51.57% and 44.20% of the Company’s total purchases for the three months ended June 30, 2008 and 2007, respectively.

The Company’s three largest vendors collectively accounted for approximately 55.90% and 40.76% of the Company’s total purchases for the six months ended June 30, 2008 and 2007, respectively.

No major products accounted for more than 10% of the Company’s total revenues for the three months ended June 30, 2008, while the Company’s two major products collectively accounted for approximately 22.49% of the Company’s total revenues for the three months ended June 30, 2007.

One major product of the Company accounted for approximately 10.04% of the Company’s total revenues for the six months ended June 30, 2008, while two major products of the Company collectively accounted for 23.74% of the Company’s total revenues for the six months ended June 30, 2007.

Note 4 - RESTRICTED CASH

Restricted cash consists of the following:

	June 30, 2008	December 31, 2007
	(Unaudited)
Funds received from PRC government	$80,296	$74,969
(See Note 10)

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

Note 5 - INVENTORIES

Inventories consist of the following:

	June 30, 2008	December 31, 2007
	(Unaudited)
Raw materials	$2,394,983	$1,761,145
Packing materials	214,074	110,020
Work in process	7,630	2,639
Finished goods	2,011,242	355,041
Low value consumables	19,464	13,766
Total	$4,647,393	$2,242,611

Note 6 - LOANS RECEIVABLE

Loans receivable consists of the following:

	June 30, 2008	December 31, 2007
	(Unaudited)
Others, due on demand, non-interest bearing, unsecured	$9,739	$9,152

Shanxi Suoang Biotechnological Company, due October 30, 2007, extended to March 31, 2008, annual interest at 7.0%, secured by unrelated company Shanxi New Resource Co.	-	27,420

Xi’an Tiantai Investment Company, due July 31, 2008 (or upon demand), minimum annual interest at 7.2%, unsecured	320,980	383,880

Xi’an SilverRiver Automatic Equipment Company, due on March 23, 2008 and extended to April 2008, annual interest rate 8.4%, unsecured, balance was repaid in April 2008	-	411,300

Shanxi Hongye Housing Company, due on demand, non-interest bearing.	-	137,100
Total loans receivable	$330,719	$968,852

Note 7 - PLANT AND EQUIPMENT

Plant and equipment consists of the following:

	June 30, 2008	December 31, 2007
	(Unaudited)
Building and improvements	$3,823,111	$3,592,519
Plant and machinery	3,011,651	2,827,591
Office equipment	185,231	167,617
Vehicles	327,351	295,995
Construction in progress	5,943,461	5,531,236
Total	13,290,805	12,414,958
Less: accumulated depreciation	(884,452)	(620,991)
Plant and equipment , net	$12,406,353	$11,793,967

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

Construction in progress is related to a production facility which will meet the Good Manufacturing Practices Standard (“GMP Standard”); construction commenced in 2005 and is expected to be completed at the end of 2008. No depreciation is provided for construction in progress until such time as the assets are completed and placed into service. Maintenance, repairs and minor renewals are charged directly to expenses as incurred. Major additions and betterment to property and equipment are capitalized.

Depreciation expense was $110,496 and $52,529 for the three months ended June 30, 2008 and 2007, respectively. Depreciation expense was $217,378 and $79,597 for the six months ended June 30, 2008 and 2007, respectively.

Note 8 - LONG TERM PREPAYMENT

Long term prepayment consists of the following as of June 30, 2008 and December 31,2007:

	June 30, 2008	December 31, 2007
	(Unaudited)
Equipment deposit	$437,700	$411,300
Construction deposit	291,800	274,200
Refundable deposit for the potential acquisition of a veterinary company	569,010	534,690
Total	$1,298,510	$1,220,190

Note 9 - INTANGIBLES

Intangibles consist of the following:

	June 30, 2008	December 31, 2007
	(Unaudited)
Land use rights	$376,787	$354,061
Technological know-how	875,400	822,600
Total	1,252,187	1,176,661
Less: accumulated amortization	(252,761)	(165,425)
Intangible assets, net	$999,426	$1,011,236

Amortization expense for intangibles was $37,836 and $4,360 for the three months ended June 30, 2008 and 2007, respectively. Amortization expense for intangibles was $74,583 and $10,811 for the six months ended June 30, 2008 and 2007, respectively. During 2007, the Company paid $694,500 for exclusive rights to a strain of micro-bio organism from November 1, 2007 through October 31, 2012; the Company began using the strain in its veterinary medicines in 2008.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

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

Also in 2003, another subsidy of $256,400 was received for financing the Company’s research and development activities. In 2006, the Company applied and utilized $186,644 in paying for the construction of the new plant facility. In 2005, another subsidy of $64,100 was received for the Company’s research and development activities. This amount was put into use during 2005. As of June 30, 2008, the Company has not reached a final agreement with the PRC government regarding the treatment of these two subsidies as either a loan or capital contribution, and the Company does not expect that the final agreement will be completed within the year of 2008; therefore, these amounts are carried as liabilities in the accompanying financial statements.

Note 11 - CAPITAL TRANSACTIONS

On July 10, 2007, the Company issued 40,000 shares of common stock as salary to a non-executive director. On the same date, the Company issued 38,750 shares of common stock to an independent consultant. The trading value of the Company's common stock as of July 10, 2007 was $1.47 per share and expense of $115,763 was charged to general and administrative expense.

In the fourth quarter of 2007, certain of the Company’s convertible note holders converted their debentures into 3,278,720 shares of common stock as more fully described in Note 12.

In the fourth quarter of 2007, certain of the Company’s warrant holder exercised 3,100,000 warrants into 958,181 shares of common stock, in a cashless exercise.

On February 12, 2008, the Company issued 90,000 shares of common stock as salary to a non-executive director. The trading value of the Company's common stock on February 12, 2008 was $1.11 per share and expense of $99,900 was charged to general and administrative expense.

On February 29, 2008, the Company issued 210,400 shares of common stock to its legal counsel as partial payment for services rendered. The trading value of the Company's common stock on February 29, 2008 was $1.05 per share and additional inducement cost of $42,081 between the fair value of the shares at $220,920 and the partial payment of $178,839 was charged to general and administrative expense.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

On April 21, 2008, two of the Company’s convertible note holders converted $982,003 of debentures into 1,227,503 shares of common stock as more fully described in Note 12.

On May 5, 2008, the Company issued 52,173 shares of common stock, to its new chief financial officer. The shares vest in four equal installments of 13,043 shares each quarter. The trading value of the common stock on May 5, 2008 was $1.17 per share and total fair value of $61,042. The compensation expense will be recognized on a straight-line basis over the vesting period. Compensation expense of $9,365 was charged to general and administrative expense for the three months and six months ended June 30, 2008.

Note 12 - CONVERTIBLE DEBENTURES

On February 27, 2007, the Company entered into a Securities Purchase Agreement (the “Agreement”), with several institutional and accredited investors (the “Purchasers”) pursuant to which the Company sold to the Purchasers $4.075 million 8% convertible debentures due February 28, 2009 (the “Debentures”), and warrants to purchase 4,075,000 shares of the common stock of the Company (the “Warrants”), (collectively referred to as the “Transaction”). The initial conversion price of the debentures is $1.00 per share. The initial exercise price of the warrants is $1.20 per share with a life of three years. The conversion price and warrant exercise price are subject to downward adjustments should the Company issue more shares of common stock or securities convertible into common stock for capital raising activities for less than the conversion price or exercise price. Additional interest of 15% would begin in June 2007 and would continue through February 2008, after which the additional interest woould increase to 25% through the maturity date of the note.

The transaction closed on February 27, 2007. Gross proceeds from the sale to the Company were $4.075 million, of which $285,250 was paid to Pacific Ridge Capital who served as placement agent for the transaction and $52,500 was paid to consultants for the Purchasers in connection with the transaction. The Company also issued to the placement agent a warrant to purchase an aggregate of 570,500 shares of common stock with an exercise price of $1.00 per share with a life of five years. The value of the warrants issued to the placement agent was calculated as $643,277 using the Binomial Model. The total amount of the cash payments and the fair value of the warrants amounted to $981,027, which was recorded as deferred debenture expenses. These costs will be amortized to interest expense over the two year life of the Debentures. For the three months ended June 30, 2008 and 2007, $0 and $122,628 was amortized to interest expense, respectively. For the six months ended June 30, 2008 and 2007, $21,817 and $163,504 was amortized to interest expense, respectively.

The Company determined the value of the warrants using a Binomial Model with a volatility of approximately 75%, which is calculated by using the historical closing prices of the Company’s common stock. According to APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, EITF-98-5, and EITF-00-27, the Company allocated the proceeds using relative fair value method and determined that the Debentures were issued with a beneficial conversion feature. As a result, on February 27, 2007, the allocated value of the Warrants amounted to $1,944,425 and the beneficial conversion feature amounted to $2,130,575. The allocated value of the Warrants and beneficial conversion feature totaling $4,075,000, was recorded as discount (or reduction in the carrying amount) of the Debentures and additional paid-in capital and will be amortized over the two year life of the Debentures using the effective interest method. For the three months ended June 30, 2008 and 2007, $0 and $500,102 was amortized as interest expense, respectively. For the six months ended June 30, 2008 and 2007, $114,990 and $592,020 was amortized as interest expense, respectively.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

On or about December 6, 2007, the Company entered into an Amendment, Exchange and Waiver Agreement (“Amended Agreement”), dated as of November 9, 2007, with certain of the purchasers (“Participating Purchasers”). Below are highlights of the Amended Agreement:

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

The inducement cost for the Debentures converted is $634,450 for the fiscal year ended December 31, 2007. The inducement cost for the Debentures converted was based on the market value of the additional 461,418 shares obtained by the Participating Purchasers at $1.375 per shares on November 9, 2007. The inducement cost for the Warrants exercised is $279,547 for the fiscal year ended December 31, 2007. The inducement cost for the Warrants exercised is calculated using the Binomial Model by determining the difference between the original exercise price of $1.20 shares and the reduced exercise price of $0.95.

3,076,120 shares of common stock were issued upon conversion of the Debentures with a carrying value of $2,548,632 at a reduced conversion price of $0.85. Another 202,600 shares of common stock were issued upon conversion of Participating Purchasers’ Debentures with a carry value of $202,600 at the original conversion price of $1.00.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

In accordance with paragraph 21 of EITF 00-27, all unamortized discount at the time of the conversion must be recognized as interest expense. The unamortized discount of the above converted Debentures is $2,403,480, which has been recorded as interest expenses in the accompanying consolidated statements of operations. The unamortized deferred financing costs of $540,167 at conversion of the Debentures into common stock was also recorded as interest expenses in the accompanying consolidated statements of operations for the year ended December 31, 2007.

In connection to the issuance of the Debentures, the Company entered into a Registration Rights Agreement, in which a registration statement registering the resale of the common stock into which the Debentures are convertible and for which the Warrants are exercisable, as well as certain other shares of the Company's common stock, is required to be filed with the Securities and Exchange Commission not later than April 13, 2007 and be declared effective by the SEC not later than May 28, 2007 if there is no SEC review of the registration statement, and June 27, 2007 if there is an SEC review. Failure to meet these deadlines will result in liquidated damages of 2% of the aggregate purchase price of the Debentures and Warrants per month, pro rated for partial periods. The Company filed the registration statement on June 1, 2007, however, the registration statement did not become effective until September 25, 2007. Because the Amended Agreement waived all outstanding registration damages, the Company reversed the previously accrued liquidated damages totaling $345,017 at December 31, 2007.

The Company entered into an Amendment and Waiver Agreement (the “Amendment”) with two institutional and accredited investors who acquired the two remaining unconverted Debentures in a private transaction from the original holders of these Debentures effective April 21, 2008. The Amendment is similar to the above Amendment Agreement with significant differences summarized below:

•	The Amendment amends the terms of the Debentures held by these two investors by changing the conversion price from $1.00 per share to $0.80 per share

•
The Amendment is deemed to be: (a) the Company’s notice (the “Conversion Notice”) to require conversion of the entire outstanding principal of the Debentures held by these two investors and all accrued but unpaid interest thereto.

The difference between the value of the conversion option at the old prices and their value at the modified prices are costs for the Company and are charged to income. The inducement cost for the two Debentures converted was $257,775 for the three months and six months ended June 30, 2008. The inducement cost for the converted Debentures was based on the market value of the additional 245,501 shares obtained by these two investors at $1.05 per shares on April 21, 2008.

1,227,503 shares of common stock were issued upon conversion of the two Debentures with a carrying value of $982,003 (including $490,713 of default premium) at a reduced conversion price of $0.80.

In accordance with paragraph 21 of EITF 00-27, any unamortized discount at the time of the conversion must be recognized as interest expense. The unamortized discount of the above converted Debentures is $291,548, which has been recorded as interest expenses for the three months and six months ended June 30, 2008. The unamortized deferred financing costs of $79,998 at conversion of the Debentures was also recorded as interest expenses for the three months and six months ended June 30, 2008.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

Following is a summary of the status of warrants outstanding at June 30, 2008:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number
$1.20	975,000	1.67 years	$1.20	975,000
$1.00	570,500	3.67 years	$1.00	570,500
Total	1,545,500			1,545,500

Following is a summary of the Warrants activity:

Outstanding as of December 31, 2006	-
Granted	4,645,500
Forfeited	-
Exercised	3,100,000
Outstanding as of December 31, 2007	1,545,500
Forfeited	-
Exercised	-
Outstanding as of June 30, 2008	1,545,500

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

Appropriations to the above statutory reserves are accounted for as a transfer from unrestricted earnings to statutory reserves. During the period ended June 30, 2008 and 2007, the Company made total appropriations to these statutory reserves of $243,256, and $175,931, respectively.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

There are no legal requirements in the PRC to fund these statutory reserves by transfer of cash to any restricted accounts, and the Company does not do so. These reserves are not distributable as cash dividends.

Note 14 - TAXES

The Company is registered in the State of Nevada whereas its subsidiary, Skystar Cayman, is a tax exempt company incorporated in the Cayman Islands and conducts all of its business through its subsidiaries, Fortunate Time and Sida, and Sida’s PRC VIEs, Xian Tianxing and Shanghai Siqiang

Sida, Xian Tianxing, and Shanghai Siqiang are subject to PRC’s Enterprise Income Tax. Pursuant to the PRC Income Tax Laws, Enterprise Income Taxes is generally imposed at a statutory rate of 25%. The Company has been approved as a new technology enterprise and under PRC Income Tax Laws, and is entitled to a preferential tax rate of 15%.

For the three month period ended June 30, 2008 and 2007, the provision for taxes on earnings consisted of:

	2008	2007
	(Unaudited)	(Unaudited)
Current PRC income tax expense
Enterprise income tax	$261,233	$233,643

The following table reconciles the U.S. statutory rates to the Company's effective tax rate for the three months ended June 30:

	2008	2007
U.S. Statutory rates	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)
China income taxes	25.0	33.0
China income tax exemption	(10.0)	(18.0)
Total provision for income taxes	15.0%	15.0%

The estimated tax savings due to the reduced tax rate for the three months ended June 30, 2008 and 2007 amounted to $178,122 and $321,120, respectively. The net effect on earnings per share if the income tax had been applied would decrease basic earnings per share for three months ended June 30, 2008 and 2007 to $(0.01) and $(0.01), respectively, and would decrease diluted earnings per share to $(0.01) and $(0.01), respectively

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

For the six month period ended June 30, 2008 and 2007, the provision for taxes on earnings consisted of:

	2008	2007
	(Unaudited)	(Unaudited)
Current PRC income tax expense
Enterprise income tax	$414,440	$300,267

The following table reconciles the U.S. statutory rates to the Company's effective tax rate for the six months ended June 30:

	2008	2007
U.S. Statutory rates	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)
China income taxes	25.0	33.0
China income tax exemption	(10.0)	(18.0)
Total provision for income taxes	15.0%	15.0%

The estimated tax savings due to the reduced tax rate for the six months ended June 30, 2008 and 2007 amounted to $283,126 and $398,682, respectively. The net effect on earnings per share if the income tax had been applied would decrease basic earnings per share for the six months ended June 30, 2008 and 2007 to $0.01 and $(0.05), respectively, and would decrease diluted earnings per share to $0.01 and $(0.05), respectively.

The Company was incorporated in the United States and has incurred net operating loss for income tax purpose for 2008. The net operating loss carry forwards for United States income tax purposes amounted to $8,269,373 which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, beginning in 2006 and continue through 2027. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at June 30, 2008. The valuation allowance at June 30, 2008 was $3,367,668. Management will review this valuation allowance periodically and will make adjustments as warranted.

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date.

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s financial statements.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date. Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probably that taxable profit will be available against which deductible temporary differences can be utilized.

Deferred tax is calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis.

The Company’s accounting policy is to accrue interest and penalties, if and when required, as a component of income tax expenses or benefits in the income statement.

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

The following demonstrates the calculation for earnings per share for the three months and six months ended June 30, 2008 and 2007:

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Net income for earnings per share	$(126,065)	$148,311	$490,286	$(222,409)

Weighted average shares used in basic computation	18,369,322	12,795,549	17,801,485	12,795,549
Diluted effect of stock options and warrants	-	588,175	68,831	-
Weighted average shares used in diluted computation	18,369,322	13,383,724	17,870,316	12,795,549

Earnings per share:

Basic	$(0.01)	$0.01	$0.03	$(0.02)
Diluted	$(0.01)	$0.01	$0.03	$(0.02)

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

For the three months ended June 30, 2008, all outstanding warrants were excluded from the diluted earnings per share calculation as they are anti-dilutive due to the Company’s net loss position.

For the three months ended June 30, 2007, the average stock price was greater than the exercise prices of the 4,645,500 outstanding warrants which resulted in additional weighted average common stock equivalents of 588,175; all outstanding convertible debentures were excluded from the diluted earnings per share calculation as they are anti-dilutive.

For the six months ended June 30, 2008, the average stock price was greater than the exercise prices of the 570,500 outstanding warrants which resulted in additional weighted average common stock equivalents of 68,831; 975,000 outstanding warrants were excluded from the diluted earnings per share calculation as they are anti-dilutive.

For the six months ended June 30, 2007, all outstanding warrants and convertible debentures were excluded from the diluted earnings per share calculation as they are anti-dilutive due to the Company’s net loss position.

Note 16 - RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

Related party receivables and payables

Amounts receivable from and payable to related parties are summarized as follows:

	June 30, 2008	December 31, 2007
	(Unaudited)
Amounts due from shareholder:
Mr. Weibing Lu (1)	$-	$59,462

Amount due to shareholder and director:
Ms. Aixia Wang (1)	$1,459	$1,371
Ms. Aixia Wang (2)	43,770	-
Mr. Weibing Lu (2)	218,850	-
Mr. Wei Wen (2)	43,770	-
Mr. Scott Cramer(1)	30,245	30,245
Total	$338,094	$31,616

Amount due to related companies:
TianXing Digital - owned by a director (3)	$-	$17,137
Shanxi Xingji Electronics Co. - owned by a director's wife (3)	4,349	32,817
Total	$4,349	49,954

(1)
The related individuals, Weibing Lu, Aixia Wang, and Scott Cramer are all shareholders of the Company. Mr. Lu and Mr. Cramer are also the directors of the Company, with Mr. Lu additionally being the chief executive office. The amounts due from Mr. Lu were expense advances for Mr. Lu’s business-related travels on behalf of Xian Tianxing. Mr. Lu was permitted to continue drawing on the expense advancement toward his travels through the second quarter of 2008, at the end of which Mr. Lu returned to Xian Tianxing the then remaining unsubstantiated balance of the advance. Going forward, the Company does not intend to provide Mr. Lu or any other management members with similar type of expense advancement until such time that its board of directors, comprising of a majority of independent directors, shall have determined that such arrangement is appropriate and/or necessary for the Company, and have adopted specific policy and procedure accordingly. The amounts due to Ms. Wang and Mr. Cramer were cash advances to facilitate Xian Tianxing operations or expenses paid by these individuals on behalf of the Company. These balances are non-interest bearing, unsecured, due on demand, and the ultimate manner of settlement is in cash.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

(2)
The related individuals, Weibing Lu, Aixia Wang, and Wei Wen are all shareholders of the Company. Mr. Lu and Mr. Wen are also the directors of the Company, with Mr. Lu additionally being the chief executive office. These individuals obtained personal loans from the bank and advanced the proceeds to facilitate Xian Tianxing operations. The short-term loan with balance of $175,080 and $43,770 from Mr. Lu bears annual interest at 7.47% and $8.44%, respectively and due on December 30, 2008 and May 29, 2009, respectively. The short-term loan from Ms Wang and Mr. Wen with balance of $43,770 each bears annual interest at 8.44% and due on May 29, 2009, respectively.

(3)
Shanxi Xinji Electronics Company is owned by the wife of Mr. Lu and Tianxing Digital Co. Ltd. is owned by Mr. Lu. The amount due to Shanxi Xinji Electronics Co. Ltd. and Tianxing Digital Co., Ltd are short term cash transfers for business operations, non-interest bearing, unsecured, and payable upon demand. The ultimate manner of settlement is in cash.

Note 17 - COMMITMENTS AND CONTINGENCIES

(a) Lease commitments

The Company recognizes lease expense on a straight line basis over the term of the lease in accordance to SFAS. 13, “Accounting for leases.” The Company has entered into a tenancy agreement for the lease of factory premises for a period of ten years from October 1, 2004 to December 31, 2014 with an annual rent of $12,198 (or RMB 86,000), which is subject to a 10% increase every four subsequent years.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

The Company leased additional office space from the Company’s CEO, Weibing Lu, for a period of five years from January 1, 2007 to December 31, 2011 with an annual rent of approximately $23,489 (or RMB 165,600).

The Company entered into a tenancy agreement with the Company’s CEO, Weibing Lu, for the lease of Shanghai Siqiang office for a period of ten years from August 1, 2007 to August 1, 2017 with an annual rent of $20,425 (or RMB 144,000).

The Company’s commitments for minimum rental payments under this lease for the next five years and thereafter are as follows:

Six months ending December 31, 2008	$28,056
Year ending December 31, 2009	57,332
Year ending December 31, 2010	57,332
Year ending December 31, 2011	57,332
Year ending December 31, 2012	34,178
Thereafter	119,444
$353,674

Rental expense for the three months ended June 30, 2008 and 2007 amounted to $20,187 and $3,050 and for the six months ended June 30, 2008 and 2007 amounted to $28,056 and $5,530, and respectively.

(b) Legal proceedings

In March 2006, Gregory Evans filed suit against the Company, R. Scott Cramer, Steve Lowe and David Wassung in State of Nevada District Court in Clark Country, Nevada, alleging causes of action for “Refusing to Call Vote of Shareholders” and “Conversion” on or about November 18, 2005. On December 1, 2007, the lawsuit was dismissed. Prior to the dismissal, the Company was never served with a summons or complaint in the matter.

In May 2007, Andrew Chien filed suit against the Company, R. Scott Cramer, Steve Lowe, David Wassung and Weibing Lu in United States District Court for the District of Connecticut, alleging causes of action for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  In or around November 2007, the defendants filed motions to dismiss the complaint for failure to state a claim and for lack of personal jurisdiction.  Plaintiff agreed to voluntarily amend the complaint after the motions were filed, and an amended complaint was subsequently filed on or around January 4, 2008.  The amended complaint dropped Weibing Lu (who is a resident of China and had never been served) as a defendant.  The remaining defendants contended that the amended complaint failed to correct the deficiencies of the original, and filed a renewed motion to dismiss for failure to state a claim, also preserving their challenge to personal jurisdiction.  The defendants denied all claims and moved the Court to dismiss the amended complaint in its entirety in their motion to dismiss. The motion to dismiss also requested that the Court award sanctions against Mr. Chien under the Private Securities Litigation Reform Act and other authority in the event the defendants' motion to dismiss the amended complaint is granted. On July 17, 2008, the Court granted defendants’ motion and dismissed the lawsuit.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
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

(c) Ownership of leasehold property

In 2005, one of the shareholders contributed a leasehold office building as additional capital of Xian Tianxing. However, the title of the leasehold property has not passed to the Company. Management believes that there should be no legal barriers for the shareholder to transfer the ownership to the Company.

However, in the event that the Company fails to obtain the ownership certificate for the leasehold building, there is the risk that the buildings will need to be vacated due to illegitimate ownership. Management believes that this possibility, while present, is very remote. As a result, no provision has been made in the financial statements for this potential occurrence.

Note 18- POTENTIAL STOCK SPLIT

Immediately prior to the effectiveness of the Company’s S-1 registration statement that was initially filed on May 7, 2008, the Company plans to effect a 5-for-1 reverse stock split and corresponding proportionate reduction of the number of shares of authorized common stock to be effected immediately prior to the effectiveness of the registration statement. As the number of authorized and outstanding shares will be equally impacted by this reverse stock split, except the basic and diluted EPS will be increased by five times higher than the current EPS number, the Company does not believe that there will be any other material impact to its financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our results of operations and financial condition for the quarter ended June 30, 2008 and 2006, should be read in conjunction with Selected Consolidated Financial Data and our financial statements and the notes to those financial statements that are included elsewhere in this prospectus. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors”, “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and elsewhere in this prospectus. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements.  Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this Registration Statement. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

Our financial statements are prepared in US$ and in accordance with accounting principles generally accepted in the United States. See “Exchange Rates” below for information concerning the exchanges rates at which Renminbi (“RMB”) were translated into US$ at various pertinent dates and for pertinent periods.

Overview

We are a holding company that, through our indirect wholly-owned subsidiary Sida Biotechnology (Xian) Co., Ltd. (“Sida”) and our variable interest entity ("VIE") Xian Tianxing Bio-Pharmaceutical Co., Ltd. (“Xian Tianxing”), manufacture and distribute medicines, vaccines and other health care and medical care products for poultry, livestock and domestic pets in the People’s Republic of China, which we will refer to as China. We have four product lines, including a vaccine line, a veterinary medicine line, a fodder and feed additives line, and a micro-organism line. All four product lines are developed, manufactured and distributed by Xian Tianxing, which we operate and control through contractual arrangements between Sida and Xian Tianxing. These contractual arrangements enable Sida to control and receive the profits of Xian Tianxing. Sida is the wholly owned subsidiary of Fortunate Time International Ltd. (“Fortunate Time”), which is wholly owned by Skystar Bio-Pharmaceutical (Cayman) Holdings Co., Ltd. (“Skystar Cayman”), our wholly owned subsidiary. Xian Tianxing has a wholly owned subsidiary, Shanghai Siqiang Biotechnological Co., Ltd. ("Shanghai Siqiang"), which we also control. Other than our interests in the contractual arrangements with Xian Tianxing, neither we nor our direct and indirect subsidiaries have any equity interests in Xian Tianxing.

Currently, our four product lines include the following number of products:

•	Our vaccine line currently includes 10 products;

•	Our veterinary medicine line for poultry and livestock currently includes 128 products;

•	Our fodder and feed additives line currently includes 10 products; and

•	Our micro-organism products line currently includes 10 products.

Among our prominent products is a vaccine that is designed to prevent the onset of avian coccidiosis disease, a parasitic and highly contagious gastrointestinal disease affecting chicken and other poultry. We refer to this vaccine as the “DLV chicken vaccine.” This disease has a significant economic impact to the poultry industry. The U.S. Department of Agriculture estimates that avian coccidiosis costs the worldwide poultry industry $3 billion in treatment expenses, bird losses and unmarketable birds due to low bird weight. Management believes that our DLV chicken vaccine is safe, effective and easy to administer, and may save costs by as much as 60% as compared to using conventional chemical medicines such as sulfaquinoxaline sodium and salinomycin sodium.

All of our revenues are derived from the sales of our animal healthcare and medical care products in China. During the three months ended June 30, 2008, approximately 5% of our revenues were derived from sales of vaccine products, approximately 66% from sales of veterinary medicine products, approximately 4% from sales of feed additive products, and approximately 25% from micro-organism products. During the six months ended June 30, 2008, approximately 5% of our revenues were derived from sales of vaccine products, approximately 64% from sales of veterinary medicine products, approximately 4% from sales of feed additive products, and approximately 27% from micro-organism products.

We sell our products through a distribution channel covering 29 provinces in China. As of August 11, 2008, we had over 760 distributors and 300 direct customers in 29 provinces in China. We intend to establish more representative offices and engage additional distribution agents in order to strengthen our distribution network.

On July 11, 2008, we filed a Certificate of Amendment to our Articles of Incorporation (the “Amendment”) with the Secretary of State of the State of Nevada after stockholders approved a proposal at a special meeting of the stockholders held on June 30, 2008, to increase the number of authorized shares of Common Stock from 50,000,000 to 200,000,000.

2008 Outlook

Acquisition Strategy. We intend to continue exploring acquisitions of Good Manufacturing Practice (“GMP”) certified veterinary healthcare and medical care products companies located close to our headquarters in Shaanxi province. One of our considerations for acquisition is that the potential target has production capacity for different dosage forms such as injectibles and powders. We may also consider acquiring veterinary healthcare and medical care products companies with similar production capacity in regions of China outside Shaanxi province. Our goal is to be among the top producers and distributors of veterinary health care and medical care products in China, and we hope to be able to complete some acquisitions by the end of 2008. We are looking at and making inquiries regarding potential acquisition targets. However, we have not entered into any letter of intent or definitive agreement with any potential acquisition targets as of the date of the prospectus.

Based on our own experience, we know that the GMP certification process requires considerable amount of resources, which may create cash flow issues for many of the small to medium-size veterinary healthcare and medical care products companies that currently make up a significant portion of our industry in China. Accordingly, unless we can accurately and effectively evaluate the financial conditions of a potential target company, we may expose our business operations to cash flow risks subsequent to an acquisition transaction.

Brand Awareness. Our goal is to associate the “Skystar” brand with reputable, high-quality veterinary health care and medical care products. We intend to spend a portion of our net proceeds in marketing and advertising efforts to increase the exposure of our brand with potential customers. We recognize the importance of branding as well as packaging. All of our products bear a uniform brand and we also brand and package our products with specialized designs to differentiate the different categories of our products.

We also conduct promotional marketing activities to publicize and enhance our image as well as to reinforce the recognition of our brand name, including:

•	publishing advertisements and articles in national as well as specialized and provincial newspapers, magazines, and in other media, including the Internet;

•	participating in national meetings, seminars, symposiums, exhibitions for veterinary healthcare and medical care products and other related industries;

•	organizing cooperative promotional activities with distributors; and

•	sending direct mail to major farms.

However, we may not immediately realize measurable economic benefits from our marketing efforts, as brand awareness may require the passage of a significant amount of time and a continuing commitment of our resources. Moreover, we cannot give assurance that our marketing and branding efforts will ultimately be successful.

Manufacturing Facility. Under our current planning and if we are able to complete a financing by the end of the third quarter, the vaccine manufacturing facility at our Huxian Plant is expected to be completed by the fourth quarter of 2008 and obtain GMP certification in early 2009. Once completed, we believe that this facility will increase production capacity by 6.0 billion units with a value of $14.0 million in projected revenue at a gross margin rate of 60-70%.

However, there is no assurance that we will be able to complete the facility as planned, which may thereby also delay the projected GMP certification. In addition, as the GMP certification is conducted by unrelated third party, we cannot give assurance that our facility will be GMP certified or when the certification can be completed.

Additional Products. We plan to commercialize new products in each of the four product lines. We are also expending significant amount of resources into our research and development in order to have additional products in the future. Management believes that such products will ultimately increase future revenue to our company. However, due to the unpredictable natures of many of the afflictions and diseases that our products are intended to address and/or prevent, we cannot give assurance as to the success of any new products, since market acceptance and demands of any such product may significant shift and adversely affect our profitability.

Critical Accounting Policies and Estimates

In preparing the consolidated financial statements in accordance with accounting principles generally accepted in the United States, we make estimates and assumptions about the effect of matters that are inherently uncertain and may change in subsequent periods. The resulting accounting estimates will, by definition, may vary from the related actual results. We consider the following to be the most critical accounting policies:

•
Revenue recognition: Our revenues are primarily sales of veterinary healthcare and medical care products in China. Sales are recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectibility is reasonably assured. Sales are presented net of value added tax (VAT) and estimated returns of product from distributors and/or customers. We allow our distributors and/our customers to return product only if our product is later determined by us to be ineffective. Based on our historical experience over the past three years, product returns have been insignificant throughout all of our product lines: Micro-Organism, Veterinary Medications, Feed Additives and Vaccines. Therefore, we do not estimate deductions for sales returns. Sales returns are taken against revenue when products are returned from a distributor and/or customers. Sales are presented net of any discounts given to customers. We use this recognition policy for both distributors and end users.

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

•
Liquidated damages: We have adopted FAS 5 and FSP EITF 00-19-2 in connection with the liquidated damages we accrued pursuant to the terms of our Registration Rights Agreement with certain investors dated February 27, 2007.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities , Including an Amendment of FASB Statement No. 115,” under which entities will now be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The Company adopted SFAS No. 159 on January 1, 2008. The Company chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

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

In December 2007, the FASB issued SFAS 141(R),“Business Combinations”, which replaces SFAS 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

In December 2007, the FASB issued SFAS No. 160,“Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not determined the effect that the application of SFAS 160 will have on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS 161”), which changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company has not determined the effect of the application of SFAS 161 on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement will not have and impact on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.” The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement will not have and impact on the Company’s financial statements.

In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF No. 07-5”). This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of Statement of Financial Accounting Standard No 133 “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No.07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. This standard triggers liability accounting on all options and warrants exercisable at strike prices denominated in any currency other than the functional currency of the operating entity in China (Renminbi). Management is currently evaluating the impact of adoption of EITF No. 07-5 on the Company’s consolidated financial statements.

In June 2008, FASB issued EITF Issue No. 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5 (“EITF No. 08-4”)”. The objective of EITF No.08-4 is to provide transition guidance for conforming changes made to EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted.

Results of Operations

Three-Month Periods Ended June 30, 2008 and 2007

The following table summarizes our results of operations as of the three-month periods ended June 30, 2008 and 2007. The table and the discussion below should be read in conjunction with the unaudited financial statements and the notes thereto appearing elsewhere in this report.

	Three Months Ended June 30,
	2008		2007
	(in U.S. Dollars, except for percentages)
Sales	$4,478,194	100.00%	$3,374,459	100.00%
Gross Profit	$2,311,710	51.62%	$1,963,168	58.18%
Operating Expense	$1,070,833	23.91%	$729,810	21.63%
Income From Operations	$1,240,877	27.71%	$1,233,358	36.55%
Other Expenses	$1,105,709	24.69%	$851,404	25.23%
Income tax expenses	$261,233	5.83%	$233,643	6.92%
Net Income (Loss)	$(126,065)	(2.82)%	$148,311	4.40%

Revenues All of our revenue is derived from the sale of veterinary healthcare and medical care products in the PRC. During the three months ended June 30, 2008, we had revenues of $4,478,194 as compared to revenues of $3,374,459 during the three months ended June 30, 2007, an increase of approximately 32.71%.

Revenues- Veterinary Medications. Revenues from sales of our veterinary medications product line increased from $1,518,259 during the three months ended June 30, 2007 to $2,934,247 during the three months ended June 30, 2008 for an increase of $1,415,988 or 93%. This increase was responsible for almost all of the growth of overall revenue for the three months ended June 30, 2008. The increase in veterinary medication sales was primarily attributable to 91 new product offerings, our enhanced marketing efforts and our customers’ use of the products for the treatment of livestock and poultry diseases that occurred during the three months ended June 30, 2008.

Revenues- Micro-Organism. Revenues from sales of our micro-organism product line decreased from $1,314,080 during the three months ended June 30, 2007 to $1,151,600 during the three months ended June 30, 2008 or a decrease of $162,480. The decrease of $162,480 was a result of the demand for some micro-organism products declining during the three months ended June 30, 2008.

Revenues- Feed Additives. Revenues from sales of our feed additives product line decreased from $375,260 during the three months ended June 30, 2007 to $176,627 during the three months ended June 30, 2008 or a decrease of $198,633. The decrease of $176,627 was a result of some products not being produced during the three months ended June 30, 2008 within the feed additive products line due to the significant increase in raw materials prices for those products.

Revenues- Vaccines. Revenues from sales of our vaccines product line increased from $166,860 during the three months ended June 30, 2007 to $215,720 during the three months ended June 30, 2008, or an increase of $48,860. This increase occurred primarily due to customer demand for our vaccine products during the three months ended June 30, 2008. We are operating at full production capacity for our vaccine product line and therefore we do not believe that we can significantly increase sales until we expand our production capabilities.

Cost of Sales

The following table sets forth the components of our cost of sales in absolute amount and as a percentage of total net sales for the periods indicated.

	Three Months Ended June 30,
	2008		2007
	(in U.S. dollars, except for percentages)
Total Net Sales	$4,478,194	100.00%	$3,374,459	100.00%
Raw materials	$2,036,585	45.48%	$1,289,329	38.21%
Labor	$39,412	0.88%	$58,681	1.74%
Manufacturing Overhead	$90,487	2.02%	$63,281	1.87%
Total Cost of Goods Sold	$2,166,484	48.38%	$1,411,291	41.82%

Gross Profit	$2,311,710	51.62%	$1,963,168	58.18%

Cost of Sales. Cost of Sales, which consists of raw materials, direct labor, and manufacturing overhead, was $2,166,484 for the three months ended June 30, 2008 as compared to $1,411,291 for the three months ended June 30, 2007. Our cost of sales consists of four product lines: veterinary medications, micro-organism, feed additives, and vaccines.

Cost of Sales- Veterinary Medications. Cost of sales of our veterinary medications product line increased from $698,430 during the three months ended June 30, 2007 to $1,713,460 during the three months ended June 30, 2008 for an increase of $1,015,030 or approximately 145%. This increase was a result of an increase in veterinary medications sales. However, the gross margin for veterinary medications declined from approximately 54% for the three months ended June 30, 2007 to approximately 42% for the three months ended June 30, 2008 due to higher raw materials prices.

Cost of Sales- Micro-Organism. Cost of sales of our micro-organism product line decreased from $460,310 during the three months ended June 30, 2007 to $349,299 during the three months ended June 30, 2008 for a decrease of $111,011 or approximately 24%. The decrease was mainly attributable to fewer sales of micro-organism products. However, the gross margin for micro organism products improved from approximately 65% during the three months ended June 30, 2007 to approximately 70% during the three months ended June 30, 2008, as a result of product sales with better margins and improved manufacturing techniques during the three months ended June 30, 2008.

Cost of Sales- Feed Additives. Cost of sales of our feed additives product line decreased from $232,902 during the three months ended June 30, 2007 to $79,927 during the three months ended June 30, 2008 for a decrease of $152,975. The decrease was mainly attributable to fewer sales of feed additive products. However, the gross margin for feed additives improved from approximately 38% during the three months ended June 30, 2007 to approximately 55% during the three months ended June 30, 2008, as a result of product sales with better margins and improved manufacturing techniques during the three months ended June 30, 2008.

Cost of Sales- Vaccines. Cost of sales of our vaccines product line increased from $19,649 during the three months ended June 30, 2007 to $23,798 during the three months ended June 30, 2008 for an increase of $4,149. The increase was a result of a slight increase in sales of our vaccines product line which is presently running at full capacity.

Selling, General and Administrative Expenses

	For the Three Months Ended June 30,
	2008		2007
		$% of Total Net Sales		$% of Total Net Sales
	(in U.S. Dollars, except for percentages)
Gross Profit	$2,311,710	51.62%	$1,963,168	58.18%
Operating Expenses:	$1,070,833	23.91%	$729,810	21.63%
Selling Expenses	$302,843	6.76%	$148,139	4.39%
General and Administrative Expenses	$648,591	14.48%	$506,446	15.01%
Research and Development Costs	$119,399	2.67%	$75,225	2.23%
Income from Operations	$1,240,877	27.71%	$1,233,358	36.55%

Selling Expenses. Selling expenses, which consist of commissions, advertising and promotion expenses, freight charges, and salaries totaled $302,843 for the three months ended June 30, 2008 as compared to $148,139 for the three months ended June 30, 2007, an increase of approximately 104%. This increase is primarily attributable to our expanding sales team and activities, which is, in turn, reflected in our increased sales. We believe that our selling expenses will continue to increase as our sales continue to grow.

General and Administrative Expenses. General and administrative expenses totaled $648,591 for the three months ended June 30, 2008, as compared to $506,446 for the three months ended June 30, 2007, an increase of approximately 28%. General and administrative expenses are primarily legal accounting and other professional fees that we incurred as a U.S. public company. Such professional expenses were higher for the second quarter of 2008 as a result of increased professional fees. We anticipate that our general and administrative expenses will increase due to the increasing costs of being a U.S. public company.

Research and Development Costs. Research and development costs, which consist of salaries, professional fees, and technical support fees, totaled $119,399 for the three months ended June 30, 2008, as compared to $75,225 for the three months ended June 30, 2007, an increase of approximately 59%. This increase is primarily attributable to increased research activities with certain outside experts and institutions with whom we cooperate on research and development of both existing and new products. We anticipate that our research and development costs will continue to increase as we will continue improve existing products and develop new products.

Net Income (Loss). We had net loss of $126,065 for the three months ended June 30, 2008 as compared to net income of $148,311 for the three months ended June 30, 2007 for a decrease of approximately 185%. The decrease in net income is attributable non-operating expenses relating to our convertible debentures that were converted in April 2008 and increased operating expenses relating to professional fees that were partially offset by an increase in gross profit for the three months ended June 30, 2008.

Six-Month Periods Ended June 30, 2008 and 2007

The following table summarizes our results of operations as of the six-month periods ended June 30, 2008 and 2007. The table and the discussion below should be read in conjunction with the unaudited financial statements and the notes thereto appearing elsewhere in this report.

	Six Months Ended June 30,
	2008		2007
	(in U.S. Dollars, except for percentages)
Sales	$7,164,548	100.00%	$4,742,269	100.00%
Gross Profit	$3,700,645	51.65%	$2,633,943	55.54%
Operating Expense	$1,561,711	21.80%	$1,548,344	32.65%
Income From Operations	$2,138,934	29.85%	$1,085,599	22.89%
Other Expenses	$1,234,208	17.23%	$1,007,741	21.25%
Income tax expenses	$414,440	5.78%	$300,267	6.33%
Net Income (Loss)	$490,286	6.84%	$(222,409)	(4.69)%

Revenues All of our revenue is derived from the sale of veterinary healthcare and medical care products in the PRC. During the six months ended June 30, 2008, we had revenues of $7,164,548 as compared to revenues of $4,742,269 during the six months ended June 30, 2007, an increase of approximately 51%.

Revenues-Veterinary Medications. Revenues from sales of our veterinary medications product line increased from $1,891,259 during the six months ended June 30, 2007 to $4,604,001 during the six months ended June 30, 2008 or an increase of $2,712,742 or approximately 143%. This increase was responsible for almost all of the growth of overall revenue between the six months ended June 30, 2007 and June 30, 2008. The increase in veterinary medication sales was primarily attributable to 95 new product offerings, our enhanced marketing efforts and our customers’ use of the products for the treatment of livestock and poultry diseases that occurred during the six months ended June 30, 2008.

Revenues-Micro-Organism. Revenues from sales of our micro-organism product line decreased from $2,033,353 during the six months ended June 30, 2007 to $1,941,255 during the six months ended June 30, 2008 or a decrease of $92,098. The decrease of $92,098 was a result of a decline in the demand for some micro-organism products during the three months ended June 30, 2008 that were offset by a slight increase in demand for some micro- organism products during the three months ended March 31, 2008.

Revenues- Feed Additives. Revenues from sales of our feed additives product line decreased from $546,156 during the six months ended June 30, 2007 to $270,181 during the six months ended June 30, 2008 or a decrease of $275,975. The decrease of $275,975 was a result of some products not being produced during the six months ended June 30, 2008 within the feed additive products line due to the significant increase in raw materials prices of certain feed additive products.

Revenues- Vaccines. Revenues from sales of our vaccines product line increased from $271,501 during the six months ended June 30, 2007 to $349,111 during the six months ended June 30, 2008 or an increase of $77,610. This increase occurred primarily due to customer demand for our vaccine products during the six months ended June 30, 2008. We are operating at full production capacity for our vaccine product line and therefore cannot significantly increase sales until we expand our production capabilities for our vaccine product line.

Cost of Sales

The following table sets forth the components of our cost of sales in absolute amount and as a percentage of total net sales for the periods indicated.

	Six Months Ended June 30,
	2008		2007
	(in U.S. dollars, except for percentages)
Total Net Sales	$7,164,548	100.00%	$4,742,269	100.00%
Raw materials	$3,199,675	44.66%	$1,899,816	40.06%
Labor	$83,730	1.17%	$120,131	2.53%
Manufacturing Overhead	$180,498	2.52%	$88,379	1.87%
Total Cost of Goods Sold	$3,463,903	48.35%	$2,108,326	44.46%

Gross Profit	$3,700,645	51.65%	$2,633,943	55.54%

Cost of Sales. Cost of Sales, which consists of raw materials, direct labor, and manufacturing overhead, was $3,463,903 for the six months ended June 30, 2008 as compared to $2,108,326 for the six months ended June 30, 2007. Our cost of sales consists of four product lines: veterinary medications, micro-organism, feed additives, and vaccines.

Cost of Sales- Veterinary Medications. Cost of sales of our veterinary medications product line increased from $945,208 during the six months ended June 30, 2007 to $2,712,944 during the six months ended June 30, 2008 for an increase of $1,767,736 or approximately 187%. This increase was a result of an increase in veterinary medications sales. However, the gross margin for veterinary medications declined from approximately 50% for the six months ended June 30, 2007 to approximately 41% for the six months ended June 30, 2008 due to higher raw materials prices for veterinary medications.

Cost of Sales- Micro-Organism. Cost of sales of our micro-organism product line decreased from $785,451 during the six months ended June 30, 2007 to $585,126 during the six months ended June 30, 2008 for a decrease of $200,325 or approximately 26%. The decrease was due to fewer sales of micro-organism products. However, the gross margin for micro-organism products improved from approximately 61% during the three months ended June 30, 2007 to approximately 70% during the six months ended June 30, 2008 as a result of product sales with better margins and improved manufacturing techniques during the six months ended June 30, 2008.

Cost of Sales- Feed Additives. Cost of sales of our feed additives product line decreased from $346,477 during the six months ended June 30, 2007 to $126,640 during the six months ended June 30, 2008 for a decrease of $219,836. The decrease was a result of fewer sales of feed additive products. However, the gross margin for feed additives improved from approximately 37% during the three months ended June 30, 2007 to approximately 53% during the six months ended June 30, 2008 as a result of product sales with better margins and improved manufacturing techniques during the six months ended June 30, 2008.

Cost of Sales- Vaccines. Cost of sales of our vaccines product line increased from $31,190 during the six months ended June 30, 2007 to $39,193 during the six months ended June 30, 2008 for an increase of $8,002. This slight increase was a result of a slight increase in vaccine product sales which is presently running at full capacity.

Selling, General and Administrative Expenses

	For the Six Months Ended June 30,
	2008		2007
		$% of Total Net Sales		$% of Total Net Sales
	(in U.S. Dollars, except for percentages)
Gross Profit	$3,700,645	51.65%	$2,633,943	55.54%
Operating Expenses:	$1,561,711	21.80%	$1,548,344	32.65%
Selling Expenses	$492,687	6.88%	$257,567	5.43%
General and Administrative Expenses	$902,326	12.59%	$1,183,896	24.97%
Research and Development Costs	$166,698	2.33%	$106,881	2.25%
Income (Loss) from Operations	$2,138,934	29.85%	1,085,599	22.89%

Selling Expenses. Selling expenses, which consist of commissions, advertising and promotion expenses, freight charges, and salaries totaled $492,687 for the six months ended June 30, 2008 as compared to $257,567 for the six months ended June 30, 2007, an increase of approximately 91%. This increase is primarily attributable to our expanding sales team and activities, which is, in turn, reflected in our increased sales. We believe that our selling expenses will continue to increase as our sales continue to grow.

General and Administrative Expenses. General and administrative expenses totaled $902,326 for the six months ended June 30, 2008, as compared to $1,183,896 for the six months ended June 30, 2007, a decrease of approximately 24%. General and administrative expenses are primarily legal accounting and other professional fees that we incurred as a U.S. public company. Such professional expenses were higher for the six months ended June 30, 2007 as a result of our private financing transaction that closed during the first quarter of 2007. However, we anticipate that our general and administrative expenses will increase due to the increasing costs of being a U.S. public company.

Research and Development Costs. Research and development costs, which consist of salaries, professional fees, and technical support fees, totaled $166,698 for the six months ended June 30, 2008, as compared to $106,881 for the six months ended June 30, 2007, an increase of approximately 56%. This increase is primarily attributable to increased research activities with certain outside experts and institutions with whom we cooperate on research and development of both existing and new products. We anticipate that our research and development costs will continue to increase as we will continue improve existing products and develop new products.

Net Income. We had net income of $490,286 for the six months ended June 30, 2008 as compared to net loss of $222,409 for the six months ended June 30, 2007 for an increase of 320%. The increase in net income is primarily attributable to an increase in gross margin that was partially offset by an increase in other non-operating expenses relating to our convertible debentures that were converted in April 2008 for the three months ended June 30, 2008.

Liquidity

For the six months ended June 30, 2008, cash used in operating activities was $1,520,953 as compared to $263,586 cash used in operating activities for the six months ended June 30, 2007. The decrease in cash generated from operating activities is primarily attributable to (a) bulk purchases of certain raw materials for anticipated production of both existing and new products in the third quarter of fiscal 2008, (b) increased accounts receivable, and (c) increased prepayments to suppliers to ensure low purchase price of certain raw materials.

We generated $594,589 from investing activities for the six months ended June 30, 2008, as compared to expending $700,337 in investing activities for the six months ended June 30, 2007. The increase in investing activities for the six months ended June 30, 2008 was a result of a collection of a loan of $671,364 that was offset by equipment expenditures of $76,775.

From financing activities, we generated $311,428 for the six months ended June 30, 2008 as compared to $3,415,242 generated from the six months ended June 30, 2007. The decrease in cash generated from financing activities is mainly attributable to the proceeds from a third party loan further discussed in detail in Note 12 of the accompanying footnotes to the consolidated financial statements.

As of June 30, 2008, we had cash of $183,443. Our total current assets were $11,330,225, and our total current liabilities were $3,654,418, which resulted in a net working capital of $7,675,807. Management believes that we have the ability to meet cash requirements for our operations in order to continue as a going concern, including sufficient cash flows to meet our obligations on a timely basis in the foreseeable future, provided that we can continue to maintain profitable operations and our net working capital remains liquid.

Capital Resources

During the six months ended June 30, 2008, the Company collected on a loan receivable of $671,364, of which approximately $77,000 was used to purchase plant and equipment. If we were to acquire another business or further expand our operations, we will require additional capital.

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

Exchange Rate

Xian Tianxing maintains its books and records in Renminbi (“RMB”), the lawful currency of China. In general, for consolidation purposes, we translate Xian Tianxing’s assets and liabilities into US$ using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period. Adjustments resulting from the translation of Xian Tianxing’s financial statements are recorded as accumulated other comprehensive income.

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

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the consolidated financial statements or otherwise stated in this MD&A were as follows:

	June 30, 2008	December 31, 2007	June 30, 2007

Assets and liabilities	US$0.1459:RMB1	US$0.1371:RMB1	US$0.1315:RMB1

Statements of operations and cash flows for the period/year ended	US$0.14184:RMB1	US$0.13167:RMB1	US$0.1297:RMB1

No representation is made that RMB amounts have been, or would be, converted into US$ at the above rates.

Inflation

We believe that inflation has not had a material effect on our operations to date.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$—	$—	$—	$—	$—
Operating Lease Obligations	353,674	56,722	114,664	79,933	102,355
Total	$353,674	$56,722	$114,664	$79,933	$102,355

Off-Balance Sheet Arrangements

As of the date of this registration statement, we do not have any outstanding financial guarantees or commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

In our annual report on Form 10-K for the year ended December 31, 2007, we reported certain material weaknesses involving control activities, specifically (1) accounting and finance personnel weaknesses, (2) lack of internal audit function and (3) lack of internal audit system. In light of the foregoing, our management has undertaken steps to address these issues, some of which were outlined in our annual report. Specifically, we have retained Mr. Bennet P. Tchaikovsky as our chief financial officer, whom our management believes has the requisite financial reporting experience, skills and knowledge to complement our existing personnel. Additionally, our board of directors recently appointed four independent directors, namely, Mr. Qiang Fan, Dr. Chengtun Qu, Mr. Winston Yen and Dr. Shouguo Zhao. The independent directors are tasked to establish certain internal audit functions within our company, and we have also established audit and compensation committees comprising entirely of independent directors. Mr. Yen, who is a licensed certified public accountant, serves on the audit committee of the board of directors, along with Mr. Fan and Dr. Zhao, and additionally serves as committee chairman and its financial expert. Mr. Fan serves on the compensation committee, along with Mr. Yen and Dr. Zhao, and additionally serves as committee chairman.

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

Changes in Internal Control over Financial Reporting

Except for the remedial actions taken as described above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Andrew Chien v. Skystar Bio-Pharmaceutical Company, et. al. (US. District Court, District of Connecticut, Case No. 3:2007cv00781). Andrew Chien filed suit against the Company, R. Scott Cramer, Steve Lowe, David Wassung and Weibing Lu in United States District Court for the District of Connecticut, alleging causes of action for violation of Sections 10(b) and 20(a) of the Exchange Act. In or around November 2007, the defendants filed motions to dismiss the complaint for failure to state a claim and for lack of personal jurisdiction. Mr. Chien agreed to voluntarily amend the complaint after the motions were filed, and an amended complaint was subsequently filed on or around January 4, 2008. The amended complaint dropped Weibing Lu (who is a resident of China and was never served) as a defendant. The remaining defendants contended that the amended complaint failed to correct the deficiencies of the original complaint, and filed a renewed motion to dismiss for failure to state a claim, also preserving their challenge to personal jurisdiction. The defendants denied all claims and moved the Court to dismiss the amended complaint in its entirety in their motion to dismiss. The motion to dismiss also requested that the Court award sanctions against Mr. Chien under the Private Securities Litigation Reform Act and other authority in the event the defendants' motion to dismiss the amended complaint is granted. On July 17, 2008, the Court granted defendants’ motion and dismissed the lawsuit.

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

We have a relatively limited operating history. Xian Tianxing, the variable interest entity through which we operate our business, commenced operations in 1997 and first achieved profitability in the quarter ended September 30, 1999. Accordingly, you should consider our future prospects in light of the risks and uncertainties typically experienced by companies such as ours in evolving industries such as the veterinary healthcare and medical care products industry in China. Some of these risks and uncertainties relate to our ability to:

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

The revenues from the production and sale of veterinary healthcare and medical care products and the projected revenues from these products are not adequate to support our expansion and product development programs. Despite our recent financing and the financing described in this prospectus, we may need additional funds to build our new production facilities; pursue further research and development; obtain regulatory approvals; file, prosecute, defend and enforce our intellectual property rights; and market our products. Should such needs arise, we intend to seek additional funds through public or private equity or debt financing, strategic transactions and/or from other sources.

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

Our business will be materially and adversely affected if our collaborative partners, licensees and other third parties fail to perform as expected.

Due to the complexity of the process of developing veterinary healthcare and medical care products, we may on occasions depend on arrangements with bio-pharmaceutical institutes, corporate and academic collaborators, licensors, licensees and others for the research, development, clinical testing, technology rights, manufacturing, marketing and commercialization of our products. We are currently collaborating with Shanghai Poultry Verminosis Institution and Shaanxi Microbial Institute to develop products for animal immunization, protein technology and enzyme mechanism, non-pathogenic micro-organisms to cure gastrointestinal tract diseases, and veterinary medicines for pets. However, we do not have any written agreement with Shanghai Poultry Verminosis Institution regarding ongoing collaborations, and under our cooperation agreement with Shaanxi Microbial Institute, the Institute is not obligated to us with respect to any specific period of time or research projects. There are no assurances that we will be able to maintain our present collaborations or establish new ones in the future. We could enter into collaborative arrangements for the development of particular products that may lead to our relinquishing some or all rights to the related technology or products. Moreover, product development and commercialization efforts could be adversely affected if any collaborative partner:

•	terminates or suspends its agreement or arrangement with us;

•	causes delays;

•	fails to timely develop or manufacture in adequate quantities a substance needed in order to conduct clinical trials;

•	fails to adequately perform clinical trials;

•	determines not to develop, manufacture or commercialize a product to which it has rights;

•	pursue other technologies or develop alternative products that compete with the products we are developing; or

•	otherwise fails to meet its contractual obligations.

Our products will be adversely affected if we are unable to protect proprietary rights or operate without infringing the proprietary rights of others.

The profitability of our products will depend in part on our ability to obtain and maintain protection for our intellectual property rights, such as patents, licenses and trade secrets, and the period our intellectual property remains exclusive. We must also operate without infringing on the proprietary rights of third parties and without third parties circumventing our rights. The proprietary rights of enterprises such as ours are uncertain and involve complex legal and factual questions for which important legal principles are largely unresolved. For example, no consistent policy has emerged regarding the breadth of biotechnology patent claims that are granted by the U.S. Patent and Trademark Office or enforced by the U.S. federal courts. In addition, the scope of the originally claimed subject matter in a patent application can be significantly reduced before a patent is issued. The biotechnology patent situation outside the U.S. is even more uncertain, is currently undergoing review and revision in many countries, and may not protect our intellectual property rights to the same extent as the laws of the U.S. Because patent applications are maintained in secrecy in some cases, we cannot be certain that we or our licensors are the first creators of inventions described in our pending patent applications or patents or the first to file patent applications for such inventions.

Other companies may independently develop similar products and design around any patented or proprietary products we develop. We cannot assure you that:

•	any of our applications for patent or exclusivity will result in their issuance;

•	we will develop additional patentable or proprietary products;

•	the patents or exclusive rights we have been issued will provide us with any competitive advantages;

•	the patents of others will not impede our ability to do business; or

•	third parties will not be able to circumvent our patents or proprietary rights.

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

Implementation of China’s intellectual property-related laws has historically been lacking, primarily because of ambiguities in China’s laws and difficulties in enforcement. Accordingly, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries.

Difficulties in manufacturing our products could have a material adverse effect on our profitability.

Before our products can be profitable, they must be produced in commercial quantities in a cost-effective manufacturing process that complies with regulatory requirements, including China’s Good Manufacturing Practice (“GMP”), production and quality control regulations. If we cannot arrange for or maintain commercial-scale manufacturing on acceptable terms, or if there are delays or difficulties in the manufacturing process, we may not be able to conduct clinical trials, obtain regulatory approval or meet demand for our products.

Failure or delays in obtaining an adequate amount of raw material or other supplies would materially and adversely affect our revenue

While our current products use raw materials that are readily available presently, we cannot give assurance that these raw materials will not become scarce in the future. Additionally, we may produce products in the future that require raw materials which are scarce or which can be obtained only from a limited number of sources. If we are unable to obtain adequate supplies of such raw materials, the development, regulatory approval and marketing of our products could be delayed.

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

China and other countries impose significant statutory and regulatory obligations upon the manufacture and sale of veterinary healthcare and medical care products. Each regulatory authority typically has a lengthy approval process in which it examines pre-clinical and clinical data and the facilities in which the product is manufactured. Regulatory submissions must meet complex criteria to demonstrate the safety and efficacy of the ultimate products. Addressing these criteria requires considerable data collection, verification and analysis. We may spend time and money preparing regulatory submissions or applications without assurances as to whether they will be approved on a timely basis or at all.

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

Competitors may develop and market veterinary healthcare and medical care products that are less expensive, more effective or safer, making our products obsolete or uncompetitive.

We have three major competitors in China: Jielin Bio-Tech Production Co., Ltd., Qilu Animal Health Production Co., Ltd., and Zhongmu Industrial Joint Stock Co., Ltd. These companies and other potential competitors have greater product development capabilities and financial, scientific, marketing and human resources than we do. Technological competition from biopharmaceutical companies and biotechnology companies is intense and is expected to increase. Other companies have developed technologies that could be the basis for competitive products. Some of these products have an entirely different approach or means of accomplishing the desired curative effect than products we are developing. Alternative products may be developed that are more effective, work faster and are less costly than our products. Competitors may succeed in developing products earlier than us, obtaining approvals and clearances for such products more rapidly than us, or developing products that are more effective than ours. In addition, other forms of treatment may be competitive with our products. Over time, our technology or products may become obsolete or uncompetitive.

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

To directly market and distribute our products, we or our collaborators require a marketing and sales force with appropriate technical expertise and supporting distribution capabilities. We may not be able to further establish sales, marketing and distribution capabilities or enter into arrangements with third parties on acceptable terms. If we or our partners cannot successfully market and sell our products, our ability to generate revenue will be limited.

Our operations and the use of our products could subject us to damages relating to injuries or accidental contamination and thus reduce our earnings or increase our losses.

Our research and development processes involve the controlled use of hazardous materials. We are subject to national, provincial and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and waste products. The risk of accidental contamination or injury from handling and disposing of such materials cannot be completely eliminated. In the event of an accident involving hazardous materials, we could be held liable for resulting damages. We are not insured with respect to this liability. Such liability could exceed our resources. In the future we could incur significant costs to comply with environmental laws and regulations.

If we are sued for product liability, we could face substantial liabilities that may exceed our resources.

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

The Chinese government restricts foreign investment in bio-pharmaceutical businesses in China. Accordingly, we operate our business in China through Xian Tianxing, a Chinese joint stock company. Xian Tianxing holds the licenses and approvals necessary to operate our business in China. We have contractual arrangements with Xian Tianxing and its stockholders that allow us to substantially control Xian Tianxing. We cannot assure you, however, that we will be able to enforce these contracts.

Although we believe we comply with current Chinese regulations, and have been advised by our PRC counsel that in their opinion, the structure for operating our business in China (including our corporate structure and contractual arrangements with Xian Tianxing) complies with all applicable PRC laws, rules and regulations, and does not violate, breach, contravene or otherwise conflict with any applicable PRC laws, rules or regulations, we cannot assure you that the Chinese government would agree that these operating arrangements comply with Chinese licensing, registration or other regulatory requirements, with existing policies or with requirements or policies that may be adopted in the future. If the Chinese government determines that we do not comply with applicable law, it could revoke our business and operating licenses, require us to discontinue or restrict our operations, restrict our right to collect revenues, require us to restructure our operations, impose additional conditions or requirements with which we may not be able to comply, impose restrictions on our business operations or on our customers, or take other regulatory or enforcement actions against us that could be harmful to our business.

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

Because we rely on the consulting services agreement with Xian Tianxing for our revenue, the termination of this agreement will severely and detrimentally affect our continuing business viability under our current corporate structure.

We are a holding company and do not have any assets or conduct any business operations other than the contractual arrangements between Sida and Xian Tianxing. As a result, we currently rely entirely for our revenues on dividends payments from Sida after it receives payments from Xian Tianxing pursuant to the consulting services agreement which forms a part of the contractual arrangements between Sida and Xian Tianxing. The consulting services agreement may be terminated by written notice of Sida or Xian Tianxing in the event that: (a) one party causes a material breach of the agreement, provided that if the breach does not relate to a financial obligation of the breaching party, that party may attempt to remedy the breach within 14 days following the receipt of the written notice; (b) one party becomes bankrupt, insolvent, is the subject of proceedings or arrangements for liquidation or dissolution, ceases to carry on business, or becomes unable to pay its debts as they become due; (c) Sida terminates its operations; (d) Xian Tianxing’s business license or any other license or approval for its business operations is terminated, cancelled or revoked; or (e) circumstances arise which would materially and adversely affect the performance or the objectives of the agreement. Additionally, Sida may terminate the consulting services agreement without cause. Because neither we nor our direct and indirect subsidiaries own equity interests of Xian Tianxing, the termination of the consulting services agreement would sever our ability to continue receiving payments from Xian Tianxing under our current holding company structure. While we are currently not aware of any event or reason that may cause the consulting services agreement to terminate, we cannot assure you that such an event or reason will not occur in the future. In the event that the consulting services agreement is terminated, this may have a severe and detrimental effect on our continuing business viability under our current corporate structure, which in turn may affect the value of your investment.

Members of Xian Tianxing’s management have potential conflicts of interest with us, which may adversely affect our business and your ability for recourse.

Weibing Lu, our Chief Executive Officer, is also the Chairman of the Board of Directors of Xian Tianxing. Mr. Wei Wen, who is Xian Tianxing’s Vice-General Manager and Director, is also a member of Skystar’s board of directors. Conflicts of interests between their respective duties to our company and Xian Tianxing may arise. As our directors and executive officer (in the case of Mr. Lu), they have a duty of loyalty and care to us under U.S. and Cayman Islands law when there are any potential conflicts of interests between our company and Xian Tianxing. We cannot assure you, however, that when conflicts of interest arise, every one of them will act completely in our interests or that conflicts of interests will be resolved in our favor. For example, they may determine that it is in Xian Tianxing’s interests to sever the contractual arrangements with Sida, irrespective of the effect such action may have on us. In addition, any one of them could violate his or her legal duties by diverting business opportunities from us to others, thereby affecting the amount of payment Xian Tianxing is obligated to remit to us under the consulting services agreement.

After our recent appointment of four independent directors (including two based in the United States), our board of directors is now comprised of a majority of independent directors, which we are required to have in order to list our securities on AMEX. These independent directors may be in a position to deter and counteract the actions of our officers or non-independent directors that are against our interests, as the independent directors do not have any position with, or interests in, our affiliate entities, and should therefore not have any conflicts of interests such as those potentially of our officers and directors who are management members of Xian Tianxing. Additionally, the independent directors have fiduciary duties to act in our best interests, and failure on their part to do so may subject them to personal liabilities for breach of such duties. We cannot, however, give any assurance as to how the independent directors will act. Further, if we or the independent directors cannot resolve any conflicts of interest between us and those of our officers and directors who are management members of Xian Tianxing, we would have to rely on legal proceedings, which could result in the disruption of our business.

In the event that you believe that your rights have been infringed under the securities laws or otherwise as a result of any one of the circumstances described above, it may be difficult or impossible for you to bring an action against Xian Tianxing or our officers or directors who are members of its management, all of whom reside within China. Even if you are successful in bringing an action, the laws of China may render you unable to enforce a judgment against the assets of Xian Tianxing and its management, all of which are located in China.

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

We are a holding company and do not have any assets or conduct any business operations other than the contractual arrangements between Sida and Xian Tianxing. In addition, all of Xian Tianxing’s assets are located in, and all of our senior executive officers reside within, China. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon our senior executive officers and directors not residing in the United States, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, our Chinese counsel has advised us that China does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of judgment of courts. As a result, our public shareholders may have substantial difficulty in protecting their interests through actions against our management or directors than would shareholders of a corporation with assets and management members located in the United States.

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

The exercise price of certain of our outstanding warrants may be less than the current market price for our common shares at $1.10 per share. Specifically, there are 570,500 warrants have an exercise price of $1.00 per share and 975,000 warrants have an exercise price of $1.20 per share for a total of 1,545,500 warrants with a weighted average exercise price of $1.13 per share. In the event of exercise of these securities, a stockholder could suffer substantial dilution of his, her or its investment in terms of the percentage ownership in us as well as the book value of the common shares held. Full exercise of the warrants would increase the outstanding common shares as of July 31, 2008 by approximately 8% to approximately 20,184,603 shares.

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

The trading price of our common stock is currently below $5 per share. As such, the open-market trading of our common shares is subject to the “penny stock” rules. The “penny stock” rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser’s written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell our common shares, and may result in decreased liquidity for our common shares and increased transaction costs for sales and purchases of our common shares as compared to other securities.

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

Our common shares have historically been sporadically or “thinly-traded” on the OTC Bulletin Board, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

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

As of July 31, 2008, our principal stockholders and their affiliated entities owned approximately 31% of our outstanding common shares, representing approximately 31% of our voting power. These stockholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions. In addition, because of the percentage of ownership and voting concentration in these principal stockholders and their affiliated entities, elections of our board of directors will generally be within the control of these stockholders and their affiliated entities. While all of our stockholders are entitled to vote on matters submitted to our stockholders for approval, the concentration of shares and voting control presently lies with these principal stockholders and their affiliated entities. As such, it would be difficult for stockholders to propose and have approved proposals not supported by management. There can be no assurances that matters voted upon by our officers and directors in their capacity as stockholders will be viewed favorably by all stockholders of the company.

The elimination of monetary liability against our directors, officers and employees under Nevada law and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by our company and may discourage lawsuits against our directors, officers and employees.

Pursuant to our articles of incorporation, we are obligated to indemnify our directors and officers for monetary damages to our company and our stockholders to the extent provided by Nevada law. We also have contractual indemnification obligations under our employment agreements with our chief executive officer and chief financial officer. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and stockholders.

Legislative actions, higher insurance costs and potential new accounting pronouncements may impact our future financial position and results of operations.

There have been regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may potentially be new accounting pronouncements or additional regulatory rulings that will have an impact on our future financial position and results of operations. The Sarbanes-Oxley Act of 2002 and other similar rule changes are likely to increase general and administrative costs and expenses. While we currently do not maintain any insurance policies, we may obtain insurance coverage of our business and our directors and officers in the future. Should we do so we expect that premiums for insurance policies may be considerable in light of the high claims rates in recent years. Additionally, there could be changes in certain accounting rules. These and other potential changes could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results.

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

The market price for our stock may be volatile.

The market price for our stock may be volatile and subject to wide fluctuations in response to factors including the following:

•	actual or anticipated fluctuations in our quarterly operating results;

•	changes in financial estimates by securities research analysts;

•	conditions in veterinary healthcare and medical care and agricultural markets;

•	changes in the economic performance or market valuations of other veterinary healthcare and medical care products companies;

•	announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	addition or departure of key personnel;

•	fluctuations of exchange rates between RMB and the U.S. dollar;

•	intellectual property litigation; and

•	general economic or political conditions in China.

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

We are subject to reporting obligations under the U.S. securities laws. The SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company’s internal controls over financial reporting in its annual report, which contains management’s assessment of the effectiveness of our internal controls over financial reporting. In addition, beginning with our annual report for fiscal 2008, an independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting. As reported in our annual report on Form 10-K for the year ended December 31, 2007, we reported certain material weaknesses involving control activities, specifically (1) accounting and finance personnel weaknesses in that the current staff in the accounting department is relatively inexperienced and requires substantial training; (2) lack of internal audit function in that we lack qualified resources to perform the internal audit functions properly, and the scope and effectiveness of internal audit function are yet been fully developed; and (3) lack of internal audit system in that we do not have an internal audit department to prevent and detect control lapses and errors in the accounting of certain key areas in accordance with the appropriate costing method used by us.

In light of the foregoing, our management began to undertake steps to address these issues, including the engagement of a new chief financial officer whom management believes has the requisite financial reporting experience, skills and knowledge to complement our existing personnel. Additionally, we have recently appointed four independent directors to our board of directors, including a member who is appropriately credentialed as a financial expert. The independent directors will be tasked to establish certain internal audit functions within our company, and we have also established audit and compensation committees comprising entirely of independent directors. However, there is no assurance that additional remedial measures will not be necessary, or that after the remediation our management will be able to conclude that our internal controls over our financial reporting are effective. Moreover, even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may still decline to attest to our management’s assessment or may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us.

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

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations. In general, pursuant to amended Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement (which disappears after one year). Affiliates may sell after six months subject to the Rule 144 volume, manner of sale (for equity securities), current public information and notice requirements. Of the approximately 18.64 million shares of our common stock outstanding as of July 31, 2008, approximately 2.82 million shares are, or will be, freely tradable without restriction, unless held by our "affiliates", as of July 31, 2008. Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our Common Stock.

The improper issuance of our series “A” preferred stock may subject us to certain claim by the holder of series “A” preferred shares as well as indemnification obligations to the directors who authorized the issuance.

In 2001, our then board of directors authorized and caused the issuance of 2,000,000 shares of series “A” preferred stock to a corporation wholly-owned by our then Chief Executive Officer and director, Gregory Evans, for services rendered by him. The resolutions of the board of directors approving such issuance stated that the series “A” preferred shares carries a “super voting power of five”. Neither Mr. Evans nor any other member of management at such time filed a certificate of designation with the Secretary of State of the State of Nevada. Because no certificate of designation was filed with the Nevada Secretary of State prior to the issuance of 2,000,000 shares of our series “A” preferred stock, these shares do not have terms and are deemed invalidly issued under Nevada corporate law. Moreover, such invalidity is not correctable under applicable Nevada law by a subsequent filing of a certificate of designation should we choose to do so now, which we do not have any intention of doing. As such, we do not believe that the holder of these series “A” preferred shares can successfully assert a right to obtain ownership interest in our Company, substantial or otherwise.

Nevertheless, the holder of these shares may potentially assert claims against us and the directors who authorized the issuance. One such claim may be for breach of oral or written contract. Since the Nevada statute of limitations is six years for breach of a written contract and four years for breach of an oral contract, however, any such claim may be time-barred. Even assuming that such claim is not time-barred, we may have the affirmative defense of laches in that the delay of prosecution of such claim unfairly and materially prejudices our interests, especially considering the changes in control of our Company since the issuance of the series “A” preferred shares. Additionally, as Mr. Evans was also a principal of the Company at the time of issuance, a claim for breach of contract may be defective for inadequate or lack of consideration. Another claim may be for fraud based on an assertion that Mr. Evans was induced to provide services on any purported representation of the then board of directors in exchange for the series “A” preferred shares, which has a three-year statute of limitations in Nevada. Thus, such claim may also be time-barred. Moreover, given Mr. Evan’s roles with the Company at the time these shares were issued, the element of reliance on his part may be difficult to justify. While we may have colorable affirmative defenses against these claims, we cannot assure you that we would ultimately prevail in any lawsuit. Should Mr. Evans prevail on any claim, we may be subject to restitution or other forms of monetary damages, which amount is difficult to determine but may take into consideration the then and current fair market value of the series “A” preferred shares. Additionally, although the directors who authorized the issuance of the series “A” preferred shares are no longer members of our board of directors, we may nevertheless be obligated, should such claim arises, to indemnify and defend these directors, provided we have no such obligation if the actions of these directors, in authorizing the issuance of the series “A” preferred shares, are determined to have arisen out of their own gross negligence or willful misconduct.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Reference is made to our Current Report on Form 8-K filed with the SEC on April 23, 2008.

On February 12, 2008, our Board approved the issuance of  90,000 shares of our restricted common stock to R. Scott Cramer, a member of the Company’s board of directors which were issued on April 21, 2008. These restricted common shares were issued to Mr. Cramer for services unrelated to Mr. Cramer’s duties as a director.

Additionally, on February 29, 2008, our Board approved the issuance of  210,400 shares of our restricted common stock to our legal counsel which were issued on April 21, 2008. These restricted common shares were issued to the legal counsel as partial payment for services rendered.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

Reference is made to our Definitive Proxy Statement on Schedule 14A filed with the SEC on June 13, 2008.

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

3.1	Charter of The Cyber Group Network Corporation as filed with the State of Nevada (4)

3.2	Certificate of Amendment and Certificate of Change (5)

3.3	Certificate of Amendment to Increase Number of Authorized Shares of Common Stock (16)

3.3	Amended and Restated Bylaws of Skystar Bio-Pharmaceutical Company (17)

4.1	Form of Common Stock Certificate (15)

4.2	Form of Class A Convertible Debenture (7)

4.3	Form of Class B Convertible Debenture (7)

4.4	Form of Class A Warrant (7)

4.5	Form of Class B Warrant (7)

10.1	Form of Securities Purchase Agreement, dated as of February 26, 2007 by and among the Company and the Purchasers (7)

10.2	Form of Registration Rights Agreement, dated as of February 26, 2007 by and among the Company and the Purchasers (7)

10.3	Form of Company Principal Lockup Agreement (7)

10.4	Form of the Amendment, Exchange and Waiver Agreement between the Company and certain accredited investors dated November 9, 2007 (8)

10.5	Form of the Amendment and Waiver Agreement between Skystar Bio-Pharmaceutical Company and two institutional and accredited investors dated March 31, 2008 (13)

10.6	Amendment to Consulting Services Agreement among Skystar Cayman, Xian Tianxing and Sida Biotechnology (Xian) Co., Ltd. (“Sida”) dated March 10, 2008 (11)

10.7	Amendment to Equity Pledge Agreement among Skystar Cayman, Xian Tianxing, Xian Tianxing’s Majority Stockholders, and Sida dated March 10, 2008 (11)

10.8	Agreement to Transfer of Operating Agreement among Skystar Cayman, Xian Tianxing, Xian Tianxing’s Majority Stockholders, Weibing Lu and Sida dated March 10, 2008 (11)

10.9	Designation Agreement among Skystar Cayman, Xian Tianxing, Xian Tianxing’s Majority Stockholders, Weibing Lu and Sida dated March 10, 2008 (11)

10.10	Agreement to Transfer of Option Agreement among Skystar Cayman, Xian Tianxing, Xian Tianxing Majority Stockholders, Weibing Lu and Sida dated March 10, 2008 (11)

10.11	Employment Agreement with Weibing Lu dated May 5, 2008 (14)

10.12	Loanout Agreement with Worldwide Officers, Inc. dated May 5, 2008 (14)

10.13	Form of Director Offer Letter with Mr. Qiang Fan and Mr. Winston Yen (17)

10.14	Form of Director Offer Letter with Mr. Chengtun Qu and Mr. Shouguo Zhao (17)

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18)

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18)

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18)

99.1	Legal Opinion from Allbright Law Offices regarding, among other things, the contractual arrangements Skystar Cayman entered into with Xian Tianxing and its stockholders, dated November 3, 2005 (15)

99.2	Legal Opinion from Allbright Law Offices regarding the transfer of the contractual arrangements from Skystar Cayman to Sida, dated April 29, 2008 (15)

99.3	Lease Agreement between Xian Tianxing and Weibing Lu dated June 1, 2007 (12)

99.4	Lease Agreement between Shanghai Siqiang Biotechnological Co., Ltd. and Weibing Lu dated June 17, 2007 (15)

99.5	Summary of Research Arrangement between Shanghai Poultry Verminosis Institute and Xian Tianxing (15)

99.6	Cooperation Agreement between Shaanxi Microbial Institute and Xian Tianxing (15)

(1)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on June 1, 2000.
(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A filed on January 12, 2001.
(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 26, 2005.
(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 14, 2005.
(5)	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB filed on April 17, 2006.
(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K on December 21, 2005.
(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 5, 2007.
(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 11, 2007.
(9)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on April 2, 2008.
(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K on March 11, 2008.
(11)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 11, 2008.
(12)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on April 2, 2008.
(13)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 23, 2008.
(14)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 7, 2008.
(15)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1/A filed on June 26, 2008.
(16)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on July 14, 2008.
(17)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on July 15, 2008.
(18)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 14, 2008	SKYSTAR BIO-PHARMACEUTICAL COMPANY

	By:	/s/ Weibing Lu
Weibing Lu Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Bennet P. Tchaikovsky
Bennet P. Tchaikovsky Chief Financial Officer (Principal Financial and Accounting Officer)