Form 10-Q
period 2008-09-30
SKYSTAR BIO-PHARMACEUTICAL CO
filed 2008-10-24
CIK 1076939

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________________ to __________________.

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
Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 23, 2008, the Registrant had 18,652,146 shares of Common Stock outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$685,826	$771,492
Restricted cash	80,516	74,969
Accounts receivable, net of allowance for doubtful accounts of $213,036 and $199,639 as of September 30, 2008 and December 31, 2007, respectively.	3,683,426	1,356,094
Inventories	5,968,988	2,242,611
Deposits and prepaid expenses	4,017,692	806,657
Loans receivable	434,036	968,852
Other receivables	160,902	43,800
Other receivables-related party	-	59,462
Total current assets	15,031,386	6,323,937

PLANT AND EQUIPMENT, net	13,904,466	11,793,967

OTHER ASSETS:
Long term prepayment	1,170,400	1,220,190
Deferred financing costs	-	101,815
Intangible, net	963,702	1,011,236
Total other assets	2,134,102	2,333,241
Total assets	$31,069,954	$20,451,145

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$247,474	$126,754
Accrued expenses	807,902	502,871
Short term loan, interest bearing	731,500	-
Deposits from customers	248,994	61,706
Taxes payable	2,613,110	568,797
Other payables	84,550	81,221
Amount due to related companies	4,361	49,954
Amount due to shareholders and directors	386,712	31,616
Total current liabilities	5,124,603	1,422,919

OTHER LIABILITIES:
Deferred government grant	1,097,250	1,028,250
Convertible debenture, net of $398,171 discount as of December 31, 2007	-	84,752
Total other liabilities	1,097,250	1,113,002
Total liabilities	6,221,853	2,535,921

CONTINGENT LIABILITIES	-	-

SHAREHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 2,000,000 series "A" shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively; Nil series "B" shares issued and outstanding as of September 30, 2008 and December 31,2007, respectively.	2,000	2,000
Common stock, $0.001 par value, 50,000,000 shares authorized; 18,652,146 and 17,111,200 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively.	18,652	17,111
Paid-in-capital	16,315,721	14,741,278
Deferred compensation	-	(62,758)
Statutory reserves	2,270,690	1,652,720
Retained earnings	3,460,611	122,271
Accumulated other comprehensive income	2,780,427	1,442,602
Total shareholders' equity	24,848,101	17,915,224
Total liabilities and shareholders' equity	$31,069,954	$20,451,145

The accompanying notes are an integral part of this statement.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2008 and 2007
(Unaudited)

	Three months ended		Nine months ended
	September 30		September 30
	2008	2007	2008	2007

REVENUE	$10,051,259	$5,448,561	$17,215,807	$10,190,830
COST OF SALES	4,865,122	2,268,344	8,329,025	4,376,670

GROSS PROFIT	5,186,137	3,180,217	8,886,782	5,814,160

OPERATING EXPENSES
Research and development	203,242	117,605	369,940	224,486
Selling expenses	549,580	176,438	1,042,267	434,005
General and administrative	318,470	387,916	1,220,796	1,571,812
Total operating expenses	1,071,292	681,959	2,633,003	2,230,303

INCOME FROM OPERATIONS	4,114,845	2,498,258	6,253,779	3,583,857

OTHER INCOME (EXPENSE)
Other income	328	-	830	-
Other expense	(494)	(183,119)	(494,254)	(324,345)
Interest income	519	-	33,103	130
Interest expense	(7,108)	(827,639)	(522,867)	(1,694,284)
Inducement cost for debentures converted	-	-	(257,775)	-
Total other income (expense)	(6,755)	(1,010,758)	(1,240,963)	(2,018,499)

INCOME BEFORE PROVISION FOR INCOME TAXES	4,108,090	1,487,500	5,012,816	1,565,358

PROVISION FOR INCOME TAXES	642,066	415,578	1,056,506	715,845

NET INCOME	3,466,024	1,071,922	3,956,310	849,513

OTHER COMPREHENSIVE INCOME :
Foreign currency translation adjustment	110,845	211,633	1,337,825	495,309

COMPREHENSIVE INCOME	$3,576,869	$1,283,555	$5,294,135	$1,344,822

EARNINGS PER SHARE
Basic	$0.19	$0.08	$0.22	$0.07
Diluted	$0.19	$0.08	$0.22	$0.06

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic	18,647,042	12,865,739	18,085,395	12,819,290
Diluted	18,647,042	13,232,060	18,126,355	13,325,955

The accompanying notes are an integral part of this statement.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

									Accumulated
	Preferred stock		Common stock				Retained earnings		other
					Paid-in	Deferred	Statutory		comprehensive
	Shares	Amount	Shares	Amount	capital	Compensation	reserves	Unrestricted	income	Total
BALANCE, December 31, 2006	2,000,000	$2,000	12,795,549	$12,795	$6,246,325	$(705,877)	$779,624	$2,952,343	$460,020	$9,747,230
Shares issued for services			78,750	79	115,684					115,763
Beneficial conversion feature of debentures					2,130,575					2,130,575
Warrants issued to debenture holders					1,944,425					1,944,425
Warrants issued to placement agent					643,277					643,277
Amortization of deferred compensation						563,619				563,619
Foreign currency translation									495,309	495,309
Net loss								849,513		849,513
Appropriation to statutory reserve							410,961	(410,961)		-

BALANCE, September 30, 2007, (Unaudited)	2,000,000	$2,000	12,874,299	$12,874	$11,080,286	$(142,258)	$1,190,585	$3,390,895	$955,329	$16,489,711

Inducement cost for debentures converted					634,450					634,450
Inducement cost for warrants exercised					279,547					279,547
Debentures converted to common stock			3,278,720	3,279	2,747,953					2,751,232
Cashless exercise of warrants			958,181	958	(958)					-
Amortization of deferred compensation						79,500				79,500
Foreign currency translation									487,273	487,273
Net loss								(2,806,489)		(2,806,489)
Appropriation to statutory reserve							462,135	(462,135)		-

BALANCE, December 31, 2007	2,000,000	$2,000	17,111,200	$17,111	$14,741,278	$(62,758)	$1,652,720	$122,271	$1,442,602	$17,915,224

Shares issued for services			103,043	103	115,183					115,286
Shares issued for debt settlement			210,400	210	220,710					220,920
Inducement cost for debentures converted					257,775					257,775
Debentures converted to common stock			1,227,503	1,228	980,775					982,003
Amortization of deferred compensation						62,758				62,758
Foreign currency translation									1,337,825	1,337,825
Net income								3,956,310		3,956,310
Appropriation to statutory reserve							617,970	(617,970)		-

BALANCE, September 30, 2008, (Unaudited)	2,000,000	$2,000	18,652,146	$18,652	$16,315,721	$-	$2,270,690	$3,460,611	$2,780,427	$24,848,101

The accompanying notes are an integral part of this statement.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	Nine months ended
	September 30
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,956,310	$849,513
Adjustments to reconcile net income to cash used in operating activities:
Depreciation	330,155	179,797
Amortization	113,081	24,657
Amortization of deferred financing costs	101,815	286,132
Amortization of discount on debentures	406,538	1,176,618
Amortization of deferred compensation	62,758	563,619
Inducement cost for debentures converted	257,775	-
Default premium on debentures	490,713	-
Issuance of common stock for services	115,286	115,763
Inducement cost for debt settlement	42,081	-
Change in operating assets and liabilities
Accounts receivable	(2,191,545)	(1,051,083)
Inventories	(3,504,274)	(2,080,140)
Deposits and prepaid expenses	(2,901,353)	(1,169,972)
Other receivables	(102,306)	(1,625,890)
Accounts payable	109,968	186,357
Accrued expenses	273,498	(201,124)
Deposits from customers	179,479	-
Taxes payables	1,965,966	500,991
Other payables	(2,079)	5,388
Liquidated damage payable	-	345,017
Net cash used in operating activities	(296,134)	(1,894,357)

CASH FLOWS FROM INVESTING ACTIVITIES:
Refund of long term prepayment	559,143
Prepay for potentional acquisition	(430,110)	-
Loans to third parties	(109,930)	(553,031)
Proceeds from loans receivable	688,176	-
Purchase of plant and equipment	(1,622,813)	(373,629)
Net cash used in investing activities	(915,534)	(926,660)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in restricted cash	(506)	(501)
Repayments to shareholders and directors	(492,687)	-
Proceeds from shareholders and directors	601,686	-
Proceeds from related companies	-	33,188
Repay amounts due to related companies	(47,965)	-
Proceeds from shareholders loans	301,077	-
Proceeds from short term loan	716,850
Repayments on short term loan	-	(39,192)
Principle payment on convertible debenture	-	(777,512)
Repayments of non-interest bearing loan from third parties	-	(64,014)
Proceeds from convertible debentures, net of debenture expenses	-	3,737,250
Net cash provided by financing activities	1,078,455	2,889,219

EFFECT OF EXCHANGE RATE CHANGES ON CASH	47,547	1,994

(DECREASE) INCREASE IN CASH	(85,666)	70,196

CASH, beginning of period	771,492	192,016

CASH, end of period	$685,826	$262,212

SUPPLEMENTAL DISCLOSURE INFORMATION
Interest paid	$12,728	$1,694,154
Income taxes paid	$740,899	$444,205
Non-cash investing and financing transactions
Warrants issued for financing services	$-	$643,277
Issuance of common stock for debt settlement	$178,839	$-
Debentures converted to common stock	$982,003	$-

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

On August 21, 2007, Xian Tianxing invested $66,700 to establish Shanghai Siqiang Biotechnological Company Limited (“Shanghai Siqiang”). Shanghai Siqiang was established in Putuo District, City of Shanghai, China with a registered capital of $66,700 and Xian Tianxing is the 100% shareholder. Shanghai Siqiang was established to become a research and development center for Xian Tianxing and engages in research, development, production and sales of veterinary products, feed additives, and veterinary disease diagnosis equipment.

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

In the opinion of management, the unaudited consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Shipping and handling costs related to costs of goods sold are included in selling, general and administrative costs, which totaled $182,274 and $53,434 for the three months ended September 30, 2008 and 2007, respectively, and $306,162 and $128,775 during the nine months ended September 30, 2008 and 2007, respectively.

The Company’s revenue and cost of sales by product line were as follows:

	Three months ended		Nine months ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Micro-organism	$2,411,526	$1,467,380	$4,352,781	$3,506,220
Veterinary Medications	6,785,154	3,327,622	11,389,155	5,211,589
Feed Additives	513,980	367,562	784,161	915,359
Vaccines	340,599	285,997	689,710	557,662
Total Revenues	10,051,259	5,448,561	17,215,807	10,190,830

Cost of Sales
Micro-organism	720,667	395,063	1,305,793	1,189,379
Veterinary Medications	3,894,925	1,689,614	6,607,869	2,621,569
Feed Additives	212,938	152,285	339,578	503,107
Vaccines	36,592	31,382	75,785	62,615
Total Cost of Sales	4,865,122	2,268,344	8,329,025	4,376,670
Gross Profit	$5,186,137	$3,180,217	$8,886,782	$5,814,160

Cash

Cash includes cash on hand, demand deposits with banks and liquid investments with an original maturity of three months or less.

Restricted cash

The Company had restricted cash of $80,516 and $74,969 as of September 30, 2008 and December 31, 2007, respectively. The restricted cash was received from the PRC government subsidies and set aside for specific uses (see Note 11). The restricted funds are kept as bank deposits. Restricted cash is classified as current assets as of September 30, 2008 and December 31, 2007, based on the expected period when the funds will be put into their specific usages.

Accounts and other receivables

Accounts and other receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed. The Company uses the aging method to estimate the valuation allowance for anticipated uncollectible receivable balances. Under the aging method, bad debt percentages determined by management based on historical experience as well as current economic climate are applied to customers’ balances categorized by the number of months the underlying invoices have remained outstanding. The valuation allowance balance is adjusted to the amount computed as a result of the aging method. When facts subsequently become available to indicate that the allowance provided requires an adjustment, then the adjustment will be classified as a change in estimate. The ultimate collection of the Company’s accounts receivable may take one year and any portion of accounts receivable outstanding more than one year is considered to be write-off.

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

Management assesses the carrying value of plant and equipment annually, more often when factors indicating impairment are present, and reduces the carrying value of the fixed assets by the amount of the impairment. The Company determines the existence of such impairment by measuring the expected future cash flows (undiscounted and without interest charges) and comparing such amount to the net asset carrying value. An impairment loss, if exists, is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Based on its review, management believes that, as of September 30, 2008, there was no impairment of its plant and equipment.

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

Impairment of intangibles - The Company evaluates the carrying value of intangibles annually, more often when factors indicating impairment are present, and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2008, there were no impairments of its intangible assets.

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

Income taxes

The Company records income tax pursuant to SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consists of taxes currently due plus deferred taxes. The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. The adoption had no affect on the Company’s financial statements. There are no deferred tax amounts at September 30, 2008 and December 31, 2007.

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

Stock based compensation

The Company adopted Statement of Financial Accounting Standards No. 123R “Accounting for Stock-Based Compensation” (“SFAS 123R”), which defines a fair-value-based method of accounting for stock based employee compensation and transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. Stock compensation for stock granted to non-employees has been determined in accordance with SFAS 123R and the Emerging Issues Task Force consensus in Issue No. 96-18, "Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services" ("EITF 96-18"), as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured. SFAS 123R allows the “simplified” method to determine the term of employee options when other information is not available. Because the Company does not have a history of employee stock options, the Company used the “simplified” method to estimates the life of the options.

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

This quotation of the exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the People's Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People's Bank of China. The rate of exchange quoted by the People’s Bank of China on September 30, 2008 and December 31, 2007 was $1.00 to RMB6.84 and RMB7.29, respectively. The weighted average translation rate of $1.00 to RMB6.98 and RMB7.66 was applied to the income statement accounts in September 30, 2008 and 2007, respectively.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of SFAS No. 133” (“SFAS 161”). Effective on January 1, 2009, SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company is in the process of evaluating the new disclosure requirements under SFAS 161.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company is in the process of evaluating the impact of adoption of this statement on the results of operations, financial position or cash flows.

In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF No. 07-5”). This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No 133 “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No. 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. This standard triggers liability accounting on all options and warrants exercisable at strike prices denominated in any currency other than the functional currency of the operating entity in China (Renminbi). EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adoption of EITF No. 07-5 on the Company’s consolidated financial statements.

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

 Note 3 - CONCENTRATIONS AND CREDIT RISK

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

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. As of September 30, 2008 and December 31, 2007, the Company had deposits in excess of federally insured limits (including restricted cash) of $649,442 and $844,773, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

For the period ended September 30, 2008 and year ended December 31, 2007, all of the Company’s sales arose in the PRC. In addition, all accounts receivable as at September 30, 2008 and December 31, 2007 also arose in the PRC. No major customers accounted for more than 10% of the Company’s total revenues and total accounts receivable as of and for the nine months ended September 30, 2008 and 2007, respectively.

The Company’s four largest vendors collectively accounted for approximately 64.77% and 66.13% of the Company’s total purchases for the three months ended September 30, 2008 and September 30, 2007, respectively.

The Company’s four largest vendors collectively accounted for approximately 60.95% and 58.48% of the Company’s total purchases for the nine months ended September 30, 2008 and September 30, 2007, respectively.

The Company’s one major product accounted for approximately 14.56% of the Company’s total revenues for the three months ended September 30, 2008, while no single product accounted for more than 10% of the Company’s total revenues for the three months ended September 30, 2007.

A major product of the Company accounted for approximately 11.07% of the Company’s total revenues for the nine months ended September 30, 2008, while no single product accounted for more than 10% of the Company’s total revenues for the nine months ended September 30, 2007.

Note 4 - RESTRICTED CASH

Restricted cash consists of the following:

	September 30, 2008	December 31, 2007
	(Unaudited)

Funds received from PRC government	$80,516	$74,969

(See Note 11)

Note 5 - INVENTORIES

Inventories consist of the following:

	September 30, 2008	December 31, 2007
	(Unaudited)

Raw material	$3,132,437	$1,761,145

Packing materials	375,072	110,020

Work in process	7,633	2,639

Finished goods	2,434,329	355,041

Low value consumables	19,517	13,766

Total	$5,968,988	$2,242,611

Note 6 - LOANS RECEIVABLE

Loans receivable consists of the following:

	September 30, 2008	December 31, 2007
	(Unaudited)

Shanxi Suoang Biotechnological Company, due October 30, 2007, extended to March 31, 2008, annual interest at 7.0%, secured by unrelated company Shanxi New Resource Co.	-	27,420

Xi’an Tiantai Investment Company, due upon demand, minimum annual interest at 7.2%, unsecured	424,270	383,880

Xi’an SilverRiver Automatic Equipment Company, due on March 23, 2008 and extended to April 2008, annual interest rate 8.4%, unsecured, balance was repaid in April 2008	-	411,300

Shanxi Hongye Housing Company, due on demand, non-interest bearing, unsecured	-	137,100

Others, non-interest bearing, due on demand, unsecured	$9,766	$9,152

Total loan receivable	$434,036	$968,852

Note 7 - PLANT AND EQUIPMENT

Plant and equipment consists of the following:

	September 30, 2008	December 31, 2007
	(Unaudited)

Building and improvements	$3,833,592	$3,592,519

Plant and machinery	3,025,467	2,827,591

Office equipment	188,009	167,617

Vehicles	328,248	295,995

Construction in progress	7,528,715	5,531,236

Total	14,904,031	12,414,958

Less: accumulated depreciation	(999,565)	(620,991)

Plant and equipment , net	$13,904,466	$11,793,967

Construction in progress is related to a production facility which will meet the Good Manufacturing Practices Standard (“GMP Standard”); construction commenced in 2005 and its completion, expected to be completed in early 2009, is dependent upon the Company’s ability to raise additional capital. The Company estimates $2.5 million will need to be further injected to the project under construction. No depreciation is provided for construction in progress until such time as the assets are completed and placed into service. Maintenance, repairs and minor renewals are charged directly to expenses as incurred. Major additions and betterments to property and equipment are capitalized.

Depreciation expense was $112,777 and $100,200 for the three months ended September 30, 2008 and 2007, respectively. Depreciation expense was $330,155 and $179,797 for the nine months ended September 30, 2008 and 2007, respectively.

Note 8 - LONG TERM PREPAYMENT

Long term prepayment consists of the following:

	September 30, 2008 (Unaudited)	December 31, 2007

Equipment deposit	$438,900	$411,300

Construction deposit	292,600	274,200

Refundable deposit for the potential acquisitions	438,900	534,690

Total	$1,170,400	$1,220,190

Note 9 - INTANGIBLES

Intangibles consist of the following:

	2008	2007
	(Unaudited)

Land use rights	$877,800	$354,061

Technological know-how	377,820	822,600

Total	1,255,620	1,176,661

Less: accumulated amortization	(291,918)	(165,425)

Intangible assets, net	$963,702	$1,011,236

Amortization expense for intangibles was $38,498 and $13,846 for the three months ended September 30, 2008 and 2007, respectively. Amortization expense for intangibles was $113,081 and $24,657 for the nine months ended September 30, 2008 and 2007, respectively. During 2007, the Company paid $694,500 for exclusive rights to a strain of micro-bio organism from November 1, 2007 through October 31, 2012; the Company began using the strain in its veterinary medicines in 2008.

Note 10 – SHORT TERM LOAN

On September 3, 2008 the Company signed a one year short term loan contract with the Bank of East Asia to borrow up to $1.9 million (RMB13 million) for operating purposes secured by the Company’s buildings. On September 17, 2008, the Company received $731,500 (RMB5 million) from the Bank of East Asia. This amount will become due in September 2009. The balance of $1.1 million (RMB8 million) can be borrowed once the Company deposits $4 million to the bank and uses the bank as the Company’s primary transaction bank. The interest rate is the Bank of China’s standard short term rate, presently 6.93%, which is subject to change with the government policy, plus an additional 20% interest rate float. Pursuant to these terms, the interest rate was approximately 8.32% as of September 30, 2008. The interest payments to the Bank of East Asia are due every three months.

Note 11 - DEFERRED GOVERNMENT GRANT

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

Also in 2003, another subsidy of $256,400 was received for financing the Company’s research and development activities. In 2006, the Company applied and utilized $186,644 in paying for the construction of the new plant facility. In 2005, another subsidy of $64,100 was received for the Company’s research and development activities. This amount was put into use during the period. As of September 30, 2008, the Company has not reached a final agreement with the PRC government regarding the treatment of these two subsidies as either a loan or capital contribution, and the Company does not expect that the final agreement will be completed within the year of 2008; therefore, these amounts are carried as liabilities in the accompanying financial statements.

Note 12 - CAPITAL TRANSACTIONS

On July 10, 2007, the Company issued 40,000 shares of common stock as salary to a non-executive director. On the same date, the Company issued 38,750 shares of common stock to an independent consultant. The trading value of the Company's common stock as of July 10, 2007 was $1.47 per share and expense of $115,763 was charged to general and administrative expense.

In the fourth quarter of 2007, certain of the Company’s convertible note holders converted their debentures into 3,278,720 shares of common stock as more fully described in Note 13.

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

On April 21, 2008, two of the Company’s convertible note holders converted $982,003 of debentures into 1,227,503 shares of common stock as more fully described in Note 13.

On May 5, 2008, the Company agreed to issue 52,173 shares of common stock to its new chief financial officer during the term of his agreement. The shares vest in four equal installments of 13,043 shares each quarter. The trading value of the common stock on May 5, 2008 was $1.17 per share and total fair value of $61,042. The compensation expense will be recognized on a straight-line basis over the vesting period. Compensation expense of $15,386 and $24,751 was charged to general and administrative expense for the three months and nine months ended September 30, 2008, respectively. 13,043 shares were vested in the third quarter of 2008.

Note 13 - CONVERTIBLE DEBENTURES

On February 27, 2007, the Company entered into a Securities Purchase Agreement (the “Agreement”), with several institutional and accredited investors (the “Purchasers”) pursuant to which the Company sold to the Purchasers $4.075 million 8% convertible debentures due February 28, 2009 (the “Debentures”), and warrants to purchase 4,075,000 shares of the common stock of the Company (the “Warrants”), (collectively referred to as the “Transaction”). The initial conversion price of the debentures is $1.00 per share. The initial exercise price of the warrants is $1.20 per share with a life of three years. The conversion price and warrant exercise price are subject to downward adjustments should the Company issue more shares of common stock or securities convertible into common stock for capital raising activities for less than the conversion price or exercise price. Additional interest of 15% would begin in June 2007 and would continue through February 2008 after which the additional interest would increases to 25% through the maturity date of the note.

The transaction closed on February 27, 2007. Gross proceeds from the sale to the Company were $4.075 million, of which $285,250 was paid to Pacific Ridge Capital who served as placement agent for the transaction and $52,500 was paid to consultants for the Purchasers in connection with the transaction. The Company also issued to the placement agent a warrant to purchase an aggregate of 570,500 shares of common stock with an exercise price of $1.00 per share with a life of five years. The value of the warrants issued to the placement agent was calculated as $643,277 using the Binomial Model. The total amount of the cash payments and the fair value of the warrants amounted to $981,027, which was recorded as deferred debenture expenses. These costs will be amortized to interest expense over the two year life of the Debentures. For the three months ended September 30, 2008 and 2007, $0 and $122,628 was amortized to interest expense, respectively. For the nine months ended September 30, 2008 and 2007, $101,815 and $286,132 was amortized to interest expense, respectively.

 The Company determined the value of the warrants using a Binomial Model with a volatility of approximately 75%, which is calculated by using the historical closing prices of the Company’s common stock. According to APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, EITF-98-5, and EITF-00-27, the Company allocated the proceeds using relative fair value method and determined that the Debentures were issued with a beneficial conversion feature. As a result, on February 27, 2007, the allocated value of the Warrants amounted to $1,944,425 and the beneficial conversion feature amounted to $2,130,575. The allocated value of the Warrants and beneficial conversion feature totaling $4,075,000, was recorded as discount (or reduction in the carrying amount) of the Debentures and additional paid-in capital and will be amortized over the two year life of the Debentures using the effective interest method. For the three months ended September 30, 2008 and 2007, $0 and $584,598 was amortized as interest expense respectively. For the nine months ended September 30, 2008 and 2007, $406,538 and $1,176,618 was amortized as interest expense, respectively.

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

3,076,120 shares of common stock were issued upon conversion of the Participating Purchasers’ Debentures with a carrying value of $2,548,632 at a reduced conversion price of $0.85. Another 202,600 shares of common stock were issued upon conversion of the Participating Purchasers’ Debentures with a carry value of $202,600 at the original conversion price of $1.00.

In accordance with paragraph 21 of EITF 00-27, all unamortized discount at the time of the conversion must be recognized as interest expense. The unamortized discount of the above converted Debentures is $2,403,480, which has been recorded as interest expenses in the accompanying consolidated statements of operations. The unamortized deferred financing costs of $540,167 at conversion of the Debentures into common stock was also recorded as interest expenses in the consolidated statements of operations for the year ended December 31, 2007.

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

The Company entered into an Amendment and Waiver Agreement (the “Amendment”) with two institutional and accredited investors who acquired the two remaining unconverted Debentures in a private transaction from the original holders of these Debentures effective April 21, 2008. The Amendment is similar to the above Amendment Agreement with significant differences summarized below:

•	The Amendment amends the terms of the Debentures held by these two investors by changing the conversion price from $1.00 per share to $0.80 per share.

•
The Amendment is deemed to be: (a) the Company’s notice (the “Conversion Notice”) to require conversion of the entire outstanding principal of the Debentures held by these two investors and all accrued but unpaid interest thereto.

The difference between the value of the conversion option at the old prices and their value at the modified prices are costs for the Company and are charged to income. The inducement cost for the two Debentures converted was $0 for the three months and $257,775 for the nine months ended September 30, 2008. The inducement cost for the converted Debentures was based on the market value of the additional 245,501 shares obtained by these two investors at $1.05 per shares on April 21, 2008.

1,227,503 shares of common stock were issued upon conversion of the two Debentures with a carrying value of $982,003 (including $490,713 of default premium) at a reduced conversion price of $0.80.

In accordance with paragraph 21 of EITF 00-27, all unamortized discount at the time of the conversion must be recognized as interest expense. The unamortized discount of the above converted Debentures is $291,548, which has been recorded as interest expenses for the nine months ended September 30, 2008. The unamortized deferred financing cost of $79,998 at conversion of the Debentures were also recorded as interest expenses for the nine months ended September 30, 2008.

Following is a summary of the status of warrants outstanding at September 30, 2008:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number
$1.20	975,000	1.42 years	$1.20	975,000
$1.00	570,500	3.42 years	$1.00	570,500
Total	1,545,500			1,545,500

Following is a summary of the Warrant activity:

Outstanding as of December 31, 2006	-
Granted	4,645,500
Forfeited	-
Exercised	3,100,000
Outstanding as of December 31, 2007	1,545,500
Granted	-
Forfeited	-
Exercised	-
Outstanding as of September 30, 2008	1,545,500

Note 14 - STATUTORY RESERVES

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

Appropriations to the above statutory reserves are accounted for as a transfer from unrestricted earnings to statutory reserves. During the nine months ended September 30, 2008 and 2007, the Company made total appropriations to these statutory reserves of $617,970, and $410,961, respectively.

There are no legal requirements in the PRC to fund these statutory reserves by transfer of cash to any restricted accounts, and the Company does not do so. These reserves are not distributable as cash dividends.

Note 15 - TAXES

The Company is registered in the State of Nevada whereas its subsidiary, Skystar Cayman, is a tax exempt company incorporated in the Cayman Islands and conducts all of its business through its subsidiaries, Fortunate Time and Sida, and Sida’s PRC VIEs, Xian Tianxing and Shanghai Siqiang.

Sida, Xian Tianxing, and Shanghai Siqiang are subject to PRC’s Enterprise Income Tax. Pursuant to the PRC Income Tax Laws, Enterprise Income Taxes is generally imposed at a statutory rate of 25%. The Company has been approved as a new technology enterprise and under PRC Income Tax Laws, and is entitled to a preferential tax rate of 15%.

For the three month period ended September 30, 2008 and 2007, the provision for taxes on earnings consisted of:

	2008	2007
	(Unaudited)	(Unaudited)
Current PRC income tax expense
Enterprise income tax	$642,066	$415,578

The following table reconciles the U.S. statutory rates to the Company's effective tax rate for the three months ended September 30:

	2008	2007
	(Unaudited)	(Unaudited)
U.S. Statutory rates	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)
China income taxes	25.0	33.0
China income tax exemption	(10.0)	(18.0)
Total provision for income taxes	15.0%	15.0%

The estimated tax savings due to the reduced tax rate for the three months ended September 30, 2008 and 2007 amounted to $419,931 and $544,120, respectively. The net effect on earnings per share if the income tax had been applied would decrease basic earnings per share for three months ended September 30, 2008 and 2007 to $0.16 and $0.04, respectively, and would decrease diluted earnings per share to $0.16 and $0.04, respectively

For the nine month period ended September 30, 2008 and 2007, the provision for taxes on earnings consisted of:

	2008	2007
	(Unaudited)	(Unaudited)
Current PRC income tax expense
Enterprise income tax	$1,056,506	$715,845

The following table reconciles the U.S. statutory rates to the Company's effective tax rate for the nine months ended September 30:

	2008	2007
	(Unaudited)	(Unaudited)
U.S. Statutory rates	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)
China income taxes	25.0	33.0
China income tax exemption	(10.0)	(18.0)
Total provision for income taxes	15.0%	15.0%

The estimated tax savings due to the reduced tax rate for the nine months ended September 30, 2008 and 2007 amounted to $706,111 and $953,219, respectively. The net effect on earnings per share if the income tax had been applied would decrease basic earnings per share for the nine months ended September 30, 2008 and 2007 to $0.18 and $(0.01), respectively, and would decrease diluted earnings per share to $0.18 and $(0.01), respectively.

The Company was incorporated in the United States and has incurred net operating loss for income tax purpose for 2008. The net operating loss carry forwards for United States income tax purposes amounted to $ 8,362,539 which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, beginning in 2006 and continue through 2027. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at September 30, 2008. The valuation allowance at September 30, 2008 was $3,399,344. Management will review this valuation allowance periodically and will make adjustments as warranted.

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

Note 16 - EARNINGS PER SHARE

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

The following demonstrates the calculation for earnings per share:

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Net income for earnings per share	$3,466,024	$1,071,922	$3,956,310	$849,513

Weighted average shares used in basic computation	18,647,042	12,865,739	18,085,395	12,819,290
Diluted effect of stock options and warrants	-	366,321	40,960	506,665
Weighted average shares used in diluted computation	18,647,042	13,232,060	18,126,355	13,325,955

Earnings per share:
Basic	$0.19	$0.08	$0.22	$0.07
Diluted	$0.19	$0.08	$0.22	$0.06

For the three months ended September 30, 2008, all outstanding warrants were excluded from the diluted earnings per share calculation as they are anti-dilutive due to the exercise price higher than the market price.

For the three months ended September 30, 2007, the average stock price was greater than the exercise prices of the 4,645,500 outstanding warrants which resulted in additional weighted average common stock equivalents of 366,321; all outstanding convertible debentures were excluded from the diluted earnings per share calculation as they are anti-dilutive.

For the nine months ended September 30, 2008, the average stock price was greater than the exercise prices of 570,500 outstanding warrants which resulted in additional weighted average common stock equivalents of 40,960; 975,000 outstanding warrants were excluded from the diluted earnings per share calculation as they are anti-dilutive.

For the nine months ended September 30, 2007, the average stock price was greater than the exercise prices of the 4,645,500 outstanding warrants which resulted in additional weighted average common stock equivalents of 506,665; all outstanding convertible debentures were excluded from the diluted earnings per share calculation as they are anti-dilutive.

Note 17 - RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

Related party receivables and payables

Amounts receivable from and payable to related parties are summarized as follows:

	September 30, 2008	December 31, 2007
	(Unaudited)
Amounts due from shareholder:
Mr. Weibing Lu (1)	$-	$59,462

Amount due to shareholder and director:
Ms. Aixia Wang (1)	$8,778	$1,371
Mr. Weibing Lu (1)	40,459
Ms. Aixia Wang (2)	43,890	-
Mr. Weibing Lu (2)	219,450	-
Mr. Wei Wen (2)	43,890	-
Mr. Scott Cramer(1)	30,245	30,245
Total	$386,712	$31,616

Amount due to related companies:
TianXing Digital - owned by a director (3)	$-	$17,137
Shanxi Xingji Electronics Co. - owned by a director's wife (3)	4,361	32,817
Total	$4,361	49,954

(1)
The related individuals, Weibing Lu, Aixia Wang, and Scott Cramer are all shareholders of the Company. Mr. Lu and Mr. Cramer are also the directors of the Company, with Mr. Lu additionally being the chief executive office. The amounts due from Mr. Lu were expense advances for Mr. Lu’s business-related travels on behalf of Xian Tianxing. Mr. Lu was permitted to continue drawing on the expense advancement toward his travels through the second quarter of 2008, at the end of which Mr. Lu returned to Xian Tianxing the then remaining unsubstantiated balance of the advance. Going forward, the Company does not intend to provide Mr. Lu or any other management members with similar type of expense advancement until such time that its board of directors, comprising of a majority of independent directors, shall have determined that such arrangement is appropriate and/or necessary for the Company, and have adopted specific policy and procedure accordingly. The amounts due to Mr. Lu, Ms. Wang and Mr. Cramer were cash advances to facilitate Xian Tianxing operations or expenses paid by these individuals on behalf of the Company. These balances are non-interest bearing, unsecured, due on demand, and the ultimate manner of settlement is in cash.

(2)
The related individuals, Weibing Lu, Aixia Wang, and Wei Wen are all shareholders of the Company. Mr. Lu and Mr. Wen are also the directors of the Company, with Mr. Lu additionally being the chief executive officer. These individuals obtained personal loans from the bank and advanced the cash to facilitate Company operations. The short-term loans with balances of $175,560 and $43,890 from Mr. Lu bear annual interest at 7.47% and $8.44%, respectively, and are due on December 30, 2008 and May 29, 2009, respectively. The short-term loans from Ms. Wang and Mr. Wen each have a balance of $43,890, bear annual interest at 8.44%, and are both due on May 29, 2009.

(3)
Shanxi Xinji Electronics Company is owned by the wife of Mr. Lu and Tianxing Digital Co. Ltd. is owned by Mr. Lu. The amount due to Shanxi Xinji Electronics Co. Ltd. and Tianxing Digital Co., Ltd are short term cash transfers for business operations, non-interest bearing, unsecured, and payable upon demand. The ultimate manner of settlement is in cash.

Note 18 - COMMITMENTS AND CONTINGENCIES

(a) Lease commitments

The Company recognizes lease expense on a straight line basis over the term of the lease in accordance to SFAS. 13, “Accounting for leases.” The Company has entered into a tenancy agreement for the lease of factory premises for a period of ten years from October 1, 2004 to December 31, 2014 with an annual rent of $13,563 (or RMB94,600), which is subject to a 10% increase every four subsequent years.

The Company leased additional office space from the Company’s CEO, Weibing Lu, for a period of five years from January 1, 2007 to December 31, 2011 with an annual rent of approximately $23,742 (or RMB165,600).

The Company entered into a tenancy agreement with the Company’s CEO, Weibing Lu, for the lease of Shanghai Siqiang office for a period of ten years from August 1, 2007 to August 1, 2017 with an annual rent of $20,645 (or RMB144,000).

The Company’s commitments for minimum rental payments under this lease for the next five years and thereafter are as follows:

Three months ending December 31, 2008	$14,488
Year ending December 31, 2009	57,950
Year ending December 31, 2010	57,950
Year ending December 31, 2011	57,950
Year ending December 31, 2012	34,547
Thereafter	120,733
$343,618

Rental expense for the three months ended September 30, 2008 and 2007 amounted to $20,417 and $2,995 and for the nine months ended September 30, 2008 and 2007 amounted to $48,473 and $8,525, respectively.

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

In May 2007, Andrew Chien filed suit against the Company, R. Scott Cramer, Steve Lowe, David Wassung and Weibing Lu in United States District Court for the District of Connecticut, alleging causes of action for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  In or around November 2007, the defendants filed motions to dismiss the complaint for failure to state a claim and for lack of personal jurisdiction.  Plaintiff agreed to voluntarily amend the complaint after the motions were filed, and an amended complaint was subsequently filed on or around January 4, 2008.  The amended complaint dropped Weibing Lu (who is a resident of China and had never been served) as a defendant.  The remaining defendants contended that the amended complaint failed to correct the deficiencies of the original, and filed a renewed motion to dismiss for failure to state a claim, also preserving their challenge to personal jurisdiction.  The defendants denied all claims and moved the Court to dismiss the amended complaint in its entirety in their motion to dismiss. The motion to dismiss also requested that the Court award sanctions against Mr. Chien under the Private Securities Litigation Reform Act and other authority. On July 17, 2008, the Court granted defendants’ motion and subsequently dismissed the lawsuit, entering a judgment on behalf of the defendants. The defendants were invited to bring a post-judgment motion for sanctions, which they did.  A hearing on the defendants motion for sanctions is scheduled to take place in November 2008.  Plaintiff has filed a Notice of Appeal of the Court’s dismissal of his lawsuit, which remains pending.

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

(d) R&D project

During the first quarter of 2008, the Company contracted with Northwestern Agricultural Technology University to jointly work on an R&D project: researching the application of nano technology in prevention a major milk cow disease.  The total projected budget for this project is approximately $574,000 (RMB4 million) which is paid according to the completed stages of the project. The Company expects this project to be completed in 1 year. The R&D expense during the first 3 quarters of 2008 was $370,000 (RMB2.6 million) and the remaining $204,000 (RMB1.4 million) will be spent during the fourth quarter of 2008 and the first quarter of 2009.

Note 19- POTENTIAL STOCK SPLIT

Immediately prior to the effectiveness of the Company’s S-1 registration statement that was initially filed on May 7, 2008, the Company plans to effect a 10-for-1 reverse stock split and corresponding proportionate reduction of the number of shares of authorized common stock to be effected immediately prior to the effectiveness of the registration statement. As the number of authorized and outstanding shares will be equally impacted by this reverse stock split, except the basic and diluted EPS will be increased by ten times higher than the current EPS number, the Company does not believe that there will be any other material impact to its financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our results of operations and financial condition for the quarter ended September30, 2008 and 2007, should be read in conjunction with Selected Consolidated Financial Data and our financial statements and the notes to those financial statements that are included elsewhere in this prospectus. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors”, “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and elsewhere in this prospectus. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements.  Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this Registration Statement. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

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

Currently, our four product lines include the following number of products:

•	Our vaccine line currently includes 10 products;

•	Our veterinary medicine line for poultry and livestock currently includes 140 products;

•	Our fodder and feed additives line currently includes 10 products; and

•	Our micro-organism products line currently includes 13 products.

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

The following table represents the overview of our revenue by product line:

	Three months ended		Nine months ended
	09/30/2008	09/30/2007	9/30/2008	9/30/2007
Vaccine products	3.39%	5.25%	4.01%	5.47%
Veterinary medicine products	67.51%	61.07%	66.16%	51.14%
Feed additive products	5.11%	6.75%	4.55%	8.98%
Micro-organism products	23.99%	26.93%	25.28%	34.41%
Total	100%	100%	100%	100%

We sell our products through a distribution channel covering 29 provinces in China. As of September 30, 2008, we had 824 distributors and 323 direct customers in 29 provinces in China. We intend to establish more representative offices and engage additional distribution agents in order to strengthen our distribution network.

On July 11, 2008, we filed a Certificate of Amendment to our Articles of Incorporation with the Secretary of State of the State of Nevada after stockholders approved a proposal at a special meeting of the stockholders held on June 30, 2008, to increase the number of authorized shares of Common Stock from 50,000,000 to 200,000,000.

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

Manufacturing Facility. Under our current planning and if we complete a financing by the end of the fourth quarter, the vaccine manufacturing facility at our Huxian Plant is expected to be completed by the second quarter of 2009 and obtain GMP certification towards the end of the third quarter of 2009. Once completed, we believe that this facility will increase production capacity by 6.0 billion units with a value of $14.0 million in projected revenue at a gross margin rate of 60-70%.

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

•
Inventories:Inventories are stated at the lower of cost, as determined on moving weighted average basis, or market. Costs of inventories include purchases and related costs incurred in bringing the products to their present location and condition.

•	Research and development costs: Research and development costs are expensed to operations as incurred and include materials, salaries, professional fees and technical support fees.

•
Convertible debentures and warrants: We have adopted APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, FAS 133, EITF-98-5, and EITF-00-27, for valuation and accounting treatment of our outstanding convertible debentures and warrants.

•
Stock based compensation: We adopted Statement of Financial Accounting Standards No. 123R “Accounting for Stock-Based Compensation” (“SFAS 123R”), which defines a fair-value-based method of accounting for stock based employee compensation and transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. Stock compensation for stock granted to non-employees has been determined in accordance with SFAS 123R and the Emerging Issues Task Force consensus in Issue No. 96-18, "Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services" ("EITF 96-18"), as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured. SFAS 123R allows the “simplified” method to determine the term of employee options when other information is not available. Because the Company does not have a history of employee stock options, the Company used the “simplified” method to estimates the life of the options.

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

Results of Operations

Three-Month Periods Ended September 30, 2008 and 2007

The following table summarizes our results of operations as of the three-month periods ended September 30, 2008 and 2007. The table and the discussion below should be read in conjunction with the unaudited financial statements and the notes thereto appearing elsewhere in this report.

	Three Months Ended September 30,
	2008		2007
	(in U.S. Dollars, except for percentages)
Sales	$10,051,259	100.00%	$5,448,561	100.00%
Gross Profit	$5,186,137	51.60%	$3,180,217	58.37%
Operating Expense	$1,071,292	10.66%	$681,959	12.52%
Income From Operations	$4,114,845	40.94%	$2,498,258	45.85%
Other Expenses	$(6,755)	(0.07)%	$(1,010,758)	(18.55)%
Income Tax Expenses	$642,066	6.39%	$415,578	7.63%
Net Income (Loss)	$3,466,024	34.48%	$1,071,922	19.67%

Revenues All of our revenue is derived from the sale of veterinary healthcare and medical care products in the PRC. During the three months ended September 30, 2008, we had revenues of $10,051,259 as compared to revenues of $5,448,561 during the three months ended September 30, 2007, an increase of approximately 84.48%.

Revenues- Veterinary Medications. Revenues from sales of our veterinary medications product line increased from $3,327,622 during the three months ended September 30, 2007 to $6,785,154 during the three months ended September 30, 2008 for an increase of $3,457,532 or 104%. This increase was responsible for the majority growth of overall revenue between the three months ended September 30, 2007 and September 30, 2008. The increase in veterinary medication sales was primarily attributable to 94 additional product offerings, our enhanced marketing efforts and our customers’ use of the products for the treatment of livestock and poultry diseases during the three months ended September 30, 2008 as compared to the three months ended September 30, 2007.

Revenues- Micro-Organism. Revenues from sales of our micro-organism product line increased from $1,467,380 during the three months ended September 30, 2007 to $2,411,526 during the three months ended September 30, 2008 for an increase of $944,146 or 64%. The increase of $944,146 was a result of increased customer demand for our new probiotics micro-organism products and enhanced sales efforts during the three months ended September 30, 2008.

Revenues- Feed Additives. Revenues from sales of our feed additives product line increased from $367,562 during the three months ended September 30, 2007 to $513,980 during the three months ended September 30, 2008 for an increase of $146,418 or 40%. The increase of $146,418 was a result of increased customer demand for our multi-enzyme feed additive products during the three months ended September 30, 2008.

Revenues- Vaccines. Revenues from sales of our vaccines product line increased from $285,997 during the three months ended September 30, 2007 to $340,599 during the three months ended September 30, 2008 or an increase of $54,602 or 19%. This increase was a result of an increase in customer demand of our vaccine products during the three months ended September 30, 2008. We are presently operating at full production capacity for our vaccine product line and therefore cannot significantly increase sales until we expand our production capabilities.

Cost of Sales

The following table sets forth the components of our cost of sales in absolute amount and as a percentage of total net sales for the periods indicated.

	Three Months Ended September 30,
	2008		2007
	(in U.S. dollars, except for percentages)
Total Net Sales	$10,051,259	100.00%	$5,448,561	100.00%
Raw materials	$4,689,914	46.65%	$2,119,515	38.90%
Labor	$42,724	0. 43%	$55,806	1.02%
Manufacturing Overhead	$132,484	1.32%	$93,023	1.71%
Total Cost of Goods Sold	$4,865,122	48.40%	$2,268,344	41.63%

Gross Profit	$5,186,137	51.60%	$3,180,217	58.37%

Cost of Sales. Cost of Sales, which consists of raw materials, direct labor, and manufacturing overhead, was $4,865,122 for the three months ended September 30, 2008 as compared to $2,268,344 for the three months ended September 30, 2007. Our cost of sales consists of four product lines: veterinary medications, micro-organism, feed additives, and vaccines. During the three months ended September 30, 2008, we incurred higher raw material prices due to the Beijing Olympics held in August 2008. However, management has noticed that since September 2008, raw materials prices have begun to decline.

Cost of Sales- Veterinary Medications. Cost of sales of our veterinary medications product line increased from $1,689,614 during the three months ended September 30, 2007 to $3,894,925 during the three months ended September 30, 2008 for an increase of $2,205,311 or approximately 131%. This increase was a result of an increase in veterinary medications sales. However, the gross margin for veterinary medications declined from approximately 49.22% for the three months ended September 30, 2007 to approximately 42.60% for the three months ended September 30, 2008 due to higher raw materials prices.

Cost of Sales- Micro-Organism. Cost of sales of our micro-organism product line increased from $395,063 during the three months ended September 30, 2007 to $720,667 during the three months ended September 30, 2008 for an increase of $325,604 or approximately 82%. The increase was mainly attributable to increased sales of micro-organisms products. However, the gross margin for micro organism products decreased slightly from 73% during the three months ended September 30, 2007 to 70% during the three months ended September 30, 2008 as a result of higher raw materials prices.

Cost of Sales- Feed Additives. Cost of sales of our feed additives product line increased from $152,285 during the three months ended September 30, 2007 to $212,938 during the three months ended September 30, 2008 for an increase of $60,653 or 40%. The increase was mainly attributable to increased sales of feed additives.

Cost of Sales- Vaccines. Cost of sales of our vaccines product line increased from $31,382 during the three months ended September 30, 2007 to $36,592 during the three months ended September 30, 2008 for an increase of $5,210 or 17%. The increase was a result of increased sales of our vaccines product line.

Selling, General and Administrative Expenses

	For the Three Months Ended September 30,
	2008		2007
		% of Total Net Sales		% of Total Net Sales
	(in U.S. Dollars, except for percentages)
Gross Profit	$5,186,137	51.60%	$3,180,217	58.37%
Operating Expenses:	$1,071,292	10.66%	$681,959	12.52%
Selling Expenses	$549,580	5.47%	$176,438	3.24%
General and Administrative Expenses	$318,470	3.17%	$387,916	7.12%
Research and Development Costs	$203,242	2.02%	$117,605	2.16%
Income from Operations	$4,114,845	40.94%	$2,498,258	45.85%

Selling Expenses. Selling expenses, which consist of commissions, advertising and promotion expenses, freight charges, and salaries totaled $549,580 for the three months ended September 30, 2008 as compared to $176,438 for the three months ended September 30, 2007, an increase of approximately 211.49%. This increase is primarily attributable to our expanding sales team and activities, which are, in turn, reflected in our increased sales. We believe that our selling expenses will continue to increase as our sales continue to grow.

General and Administrative Expenses. General and administrative expenses totaled $318,470 for the three months ended September 30, 2008, as compared to $387,916 for the three months ended September 30, 2007, a decrease of approximately 17.9%. General and administrative expenses are primarily legal accounting and other professional fees that we incurred as a U.S. public company. Such professional expenses were more for the third quarter of 2007 as a result of equity transactions occurring during that period, while no similar transactions occurred during the three months ended September 30, 2008. We anticipate, however, that our general and administrative expenses will increase due to the increasing costs of being a U.S. public company.

Research and Development Costs. Research and development costs, which consist of salaries, professional fees, and technical support fees, totaled $203,242 for the three months ended September 30, 2008, as compared to $117,605 for the three months ended September 30, 2007, an increase of approximately 73%. This increase is primarily attributable to increased research activities with certain outside experts and institutions with whom we cooperate on research and development of both existing and new products. We anticipate that our research and development costs will continue to increase as we will continue improve existing products and develop new products.

Nine-Month Periods Ended September 30, 2008 and 2007

The following table summarizes our results of operations as of the nine-month periods ended September 30, 2008 and 2007. The table and the discussion below should be read in conjunction with the unaudited financial statements and the notes thereto appearing elsewhere in this report.

	Nine Months Ended September 30,
	2008		2007
	(in U.S. Dollars, except for percentages)
Sales	$17,215,807	100.00%	$10,190,830	100.00%
Gross Profit	$8,886,782	51.62%	$5,814,160	57.05%
Operating Expense	$2,633,003	15.29%	$2,230,303	21.89%
Income From Operations	$6,253,779	36.33%	$3,583,857	35.16%
Other Expenses	$(1,240,963)	(7.21)%	$(2,018,499)	(19.80)%
Income tax expenses	$1,056,506	6.14%	$715,845	7.02%
Net Income (Loss)	$3,956,310	22.98%	$849,513	8.34%

Revenues All of our revenue is derived from the sale of veterinary healthcare and medical care products in the PRC. During the nine months ended September 30, 2008, we had revenues of $17,215,807 as compared to revenues of $10,190,830 during the nine months ended September 30, 2007, an increase of approximately 68.93%.

Revenues-Veterinary Medications. Revenues from sales of our veterinary medications product line increased from $5,211,589 during the nine months ended September 30, 2007 to $11,389,155 during the nine months ended September 30, 2008 for an increase of $6,177,566 or approximately 118.53%. This increase was responsible for almost all of the growth of overall revenue between the nine months ended September 30, 2007 and September 30, 2008. The increase in veterinary medication sales was primarily attributable to 84 additional product offerings, our enhanced marketing efforts and our customers’ use of the products for the treatment of livestock and poultry diseases during the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.

Revenues-Micro-Organism. Revenues from sales of our micro-organism product line increased from $3,506,220 during the nine months ended September 30, 2007 to $4,352,781 during the nine months ended September 30, 2008 for an increase of $846,561 or 24.14%. This increase during the nine months ended September 30, 3008 was a result of increased customer demand for our new probiotics micro-organism products and enhanced sales efforts during the three months ended September 30, 2008 which offset the slight sales decline of our micro-organism products during the first two quarters of 2008.

Revenues- Feed Additives. Revenues from sales of our feed additives product line decreased from $915,359 during the nine months ended September 30, 2007 to $784,161 during the nine months ended September 30, 2008 for a decrease of $131,198 or 14.33%. The decrease of $131,198 was a result of certain products not being produced during the first and second quarter of 2008 due to significant increases in raw materials prices of certain feed additive products.

Revenues- Vaccines. Revenues from sales of our vaccines product line increased from $557,662 during the nine months ended September 30, 2007 to $689,710 during the nine months ended September 30, 2008 for an increase of $132,048 or 23.67%. This increase occurred primarily due to customer demand for our vaccine products during the nine months ended September 30, 2008. We are presently operating at full production capacity for our vaccine product line and therefore cannot significantly increase sales until we expand our production capabilities.

Cost of Sales

The following table sets forth the components of our cost of sales in absolute amount and as a percentage of total net sales for the periods indicated.

	Nine Months Ended September 30,
	2008		2007
	(in U.S. dollars, except for percentages)
Total Net Sales	$17,215,807	100.00%	$10,190,830	100.00%
Raw materials	$7,863,477	45.68%	$4,023,907	39.49%
Labor	$136,434	0.79%	$171,487	1.68%
Manufacturing Overhead	$329,114	1.91%	$181,276	1.78%
Total Cost of Goods Sold	$8,329,025	48.38%	$4,376,670	42.95%

Gross Profit	$8,886,782	51.62%	$5,814,160	57.05%

Cost of Sales. Cost of Sales, which consists of raw materials, direct labor, and manufacturing overhead, was $8,329,025 for the nine months ended September 30, 2008 as compared to $4,376,670 for the nine months ended September 30, 2007. Our cost of sales consists of four product lines: veterinary medications, micro-organism, feed additives, and vaccines. During the nine months ended September 30, 2008, we incurred higher raw material prices leading up to the Bejing Olympics held in August 2008. However, management has noticed that since September 2008, raw materials prices have begun to decline.

Cost of Sales- Veterinary Medications. Cost of sales of our veterinary medications product line increased from $2,621,569 during the nine months ended September 30, 2007 to $6,607,869 during the nine months ended September 30, 2008 for an increase of $3,986,300 or approximately 152.06%. This increase was a result of an increase in veterinary medication sales. However, the gross margin for veterinary medications declined from approximately 50% for the nine months ended September 30, 2007 to 42% for the nine months ended September 30, 2008 due to increased raw materials prices.

Cost of Sales- Micro-Organism. Cost of sales of our micro-organism product line increased from $1,189,379 during the nine months ended September 30, 2007 to $1,305,793 during the nine months ended September 30, 2008 for an increase of $116,414 or approximately 9.78%. The increase was a result of higher micro-organism sales. The gross margins of micro-organisms improved from 66% for the nine months ended September 30, 2007 to 70% for the nine months ended September 30, 2008 as a result of improved manufacturing techniques and product sales with better margins which offset the increase in raw material prices for the nine months ended September 30, 2008.

Cost of Sales- Feed Additives. Cost of sales of our feed additives product line decreased from $503,107 during the nine months ended September 30, 2007 to $339,578 during the nine months ended September 30, 2008 for a decrease of $163,529 or 32.50%. The decrease was a result of fewer sales of feed additive products. However, the gross margins for feed additives improved from 45% for the nine months ended September 30, 2007 to 57% for the nine months ended September 30, 2008 as a result of product sales with better margins and improved manufacturing techniques which offset the increase in raw materials prices for the nine months ended September 30, 2008.

Cost of Sales- Vaccines. Cost of sales of our vaccines product line increased from $62,615 during the nine months ended September 30, 2007 to $75,785 during the nine months ended September 30, 2008 for an increase of $13,170 or 21.03%. This slight increase was a result of increase in vaccine product sales which is presently running at full capacity.

 Selling, General and Administrative Expenses

	For the Nine Months Ended September 30,
	2008		2007
		$% of Total Net Sales		$% of Total Net Sales
	(in U.S. Dollars, except for percentages)
Gross Profit	$8,886,782	51.62%	$5,814,160	57.05%
Operating Expenses:	$2,633,003	15.29%	$2,230,303	21.88%
Selling Expenses	$1,042,267	6.05%	$434,005	4.26%
General and Administrative Expenses	$1,220,796	7.09%	$1,571,812	15.42%
Research and Development Costs	$369,940	2.15%	$224,486	2.20%
Income (Loss) from Operations	$6,253,779	36.33%	3,583,857	35.17%

Selling Expenses. Selling expenses, which consist of commissions, advertising and promotion expenses, freight charges, and salaries totaled $1,042,267 for the nine months ended September 30, 2008 as compared to $434,005 for the nine months ended September 30, 2007, an increase of approximately 140.15%. This increase is primarily attributable to our expanding sales team and activities, which is, in turn, reflected in our increased sales. We believe that our selling expenses will continue to increase as the our sales continue to grow.

General and Administrative Expenses. General and administrative expenses totaled $1,220,796 for the nine months ended September 30, 2008, as compared to $1,571,812 for the nine months ended September 30, 2007, a decrease of approximately 22.33%. General and administrative expenses are primarily legal accounting and other professional fees that we incur as a U.S. public company. Such professional expenses were higher during the nine months ended September 30, 2007 as a result of our private financing transaction that closed during the first quarter of 2007. However, we anticipate that our general and administrative expenses will increase due to the increasing costs of being a U.S. public company.

Research and Development Costs. Research and development costs, which consist of salaries, professional fees, and technical support fees, totaled $369,940 for the nine months ended September 30, 2008, as compared to $224,486 for the nine months ended September 30, 2007, an increase of approximately 64.79%. This increase is primarily attributable to increased research activities with certain outside experts and institutions with whom we cooperate on research and development of both existing and new products. We anticipate that our research and development costs will continue to increase as we will continue improve existing products and to develop new products.

Liquidity

For the nine months ended September 30, 2008, cash used in operating activities was $296,134 as compared to $1,894,357 cash used in operating activities for the nine months ended September 30, 2007. The decrease in net cash used in operating activities is primarily attributable to the increase in net income and delayed tax payments offset by bulk purchases of certain raw materials for production in the fourth quarter of fiscal 2008, increased accounts receivable, and increased prepayments to certain suppliers to ensure low purchase price of certain raw materials.

We used $915,534 in investing activities for the nine months ended September 30, 2008, as compared to using $926,660 in investing activities for the nine months ended September 30, 2007. The slight decrease in net investing activities for the nine months ended September 30, 2008 was a result of increased expenditures of $1,622,813 primarily relating to construction in progress and $430,110 prepaid to potential acquisition that was offset by the refund of loans of $688,176 and prior prepayments of $559,143 made by us, as compared to property plant and equipment expenditures totaling $373,629 and loans made to third parties totaling $553,031 for the nine months ended September 30, 2007.

From financing activities, we generated $1,078,455 for the nine months ended September 30, 2008 as compared to $2,889,219 generated from the nine months ended September 30, 2007. The decrease in cash generated from financing activities is mainly attributable to the proceeds of $3,737,250 from sales of our convertible debentures in the nine months ended September 30 2007. For the nine months ended September 30 2008, we generated proceeds from shareholder loans and 1 year short term loans. These loans are further discussed in detail in Note 10 and Note 17, respectively, of the footnotes accompanying the consolidated financial statements.

As of September 30, 2008, we had cash of $685,826. Our total current assets were $15,031,386, and our total current liabilities were $5,124,603, which resulted in a net working capital of $9,906,783. Management believes that we have the ability to meet cash requirements for its in order to continue as a going concern, including sufficient cash flows to meet our obligations on a timely basis in the foreseeable future, provided that we can continue to maintain profitable operations and our net working capital remains liquid.

Capital Resources

During the nine months ended September 30, 2008 we borrowed $716,850 on a short term basis from a bank, collected $601,686 on a loan receivable, and received $301,077 from shareholder loans, the majority of which was to continue construction on ongoing facilities projects. If we are to acquire another business or further expand our operations, we will need to acquire additional capital.

On March 9, 2007, we received gross proceeds in the amount of $4.075 million from our closing of a private financing transaction with certain accredited investors. Of the capital raised, approximately $400,000 was applied toward the construction of our new plant, approximately $270,000 was spent on research and development of new products, approximately $680,000 was applied toward the acquisition of proprietary technology, and the remaining balance used to expand our sales network and as a reserve for our working capital needs.

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

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the consolidated financial statements or otherwise stated in this MD&A were as follows:

	September 30, 2008		December 31, 2007		September 30, 2007

Assets and liabilities	US$	0.1463:RMB1	US$	0.1371:RMB1	US$	0.1334:RMB1

Statements of operations and cash flows for the period/year ended	US$	0.14337:RMB1	US$	0.13167:RMB1	US$	0.13064:RMB1

No representation is made that RMB amounts have been, or would be, converted into US$ at the above rates.

Inflation

We believe that inflation has not had a material effect on our operations to date.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$—	$—	$—	$—	$—
R&D Project Obligation	204,000	204,000
Operating Lease Obligations	343,618	57,821	116,254	75,733	93,810
Total	$547,618	$261,821	$116,254	$75,733	$93,810

During the first quarter of 2008, we entered into a contract with Northwestern Agricultural Technology University jointly work on an R&D project: researching the application of nano technology in the prevention of a major milk cow disease.  The total projected budget for this project is approximately $574,000 (RMB 4 million) which is paid by us according to the completed stages of the project. We expect this project to be completed in 1 year. The research and development expense during the first 3 quarters of 2008 was approximately $370,000 (RMB 2.6 million) and we anticipate that the remaining $204,000 (RMB 1.4 million) will be spent during the fourth quarter of 2008 and the first quarter of next year 2009.

Off-Balance Sheet Arrangements

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

In our annual report on Form 10-K for the year ended December 31, 2007, we reported certain material weaknesses involving control activities, specifically (1) accounting and finance personnel weaknesses, (2) lack of internal audit function and (3) lack of internal audit system. In light of the foregoing, our management has undertaken steps to address these issues, some of which were outlined in our annual report. Specifically, we have retained Mr. Bennet P. Tchaikovsky as our chief financial officer, whom our management believes has the requisite financial reporting experience, skills and knowledge to complement our existing personnel. Additionally, our board of directors has appointed four independent directors, namely, Mr. Qiang Fan, Dr. Chengtun Qu, Mr. Winston Yen and Dr. Shouguo Zhao. The independent directors are tasked to establish certain internal audit functions within our company, and we have also established audit and compensation committees comprising entirely of independent directors. Mr. Yen, who is a licensed certified public accountant, serves on the audit committee of the board of directors, along with Mr. Fan and Dr. Zhao, and additionally serves as committee chairman and its financial expert. Mr. Fan serves on the compensation committee, along with Mr. Yen and Dr. Zhao, and additionally serves as committee chairman.

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

Changes in Internal Control over Financial Reporting

Except for the remedial actions taken as described above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Andrew Chien v. Skystar Bio-Pharmaceutical Company, et. al. (US. District Court, District of Connecticut, Case No. 3:2007cv00781). Andrew Chien filed suit against the Company, R. Scott Cramer, Steve Lowe, David Wassung and Weibing Lu in United States District Court for the District of Connecticut, alleging causes of action for violation of Sections 10(b) and 20(a) of the Exchange Act. In or around November 2007, the defendants filed motions to dismiss the complaint for failure to state a claim and for lack of personal jurisdiction. Mr. Chien agreed to voluntarily amend the complaint after the motions were filed, and an amended complaint was subsequently filed on or around January 4, 2008. The amended complaint dropped Weibing Lu (who is a resident of China and was never served) as a defendant. The remaining defendants contended that the amended complaint failed to correct the deficiencies of the original complaint, and filed a renewed motion to dismiss for failure to state a claim, also preserving their challenge to personal jurisdiction. The defendants denied all claims and moved the Court to dismiss the amended complaint in its entirety in their motion to dismiss. The motion to dismiss also requested that the Court award sanctions against Mr. Chien under the Private Securities Litigation Reform Act and other authority. On July 17, 2008, the Court granted defendants’ motion to dismiss and subsequently dismissed the lawsuit, entering judgment on behalf of the Defendants.  Defendants were invited to bring a post-judgment motion for sanctions pursuant to Federal Rule of Civil Procedure, Rule 11 and the PSLRA, which they did.  A hearing on Defendants’ motion for sanctions is scheduled to take place in November 2008.  Chien has filed a Notice of Appeal of the Court’s dismissal of his lawsuit, which remains pending.

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

Downturn in the global economy may slow domestic growth in China, which in turn may effect our business.

Due to the global downturn in the financial markets, China may not be able to maintain its recent growth rates mainly due to the lack of demand of exports to countries that are in recessions. Although we do not presently export any of our products, our earnings may become unstable if China’s domestic growth slows significantly and the demand for meats and poultry declines.

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

Weibing Lu, our Chief Executive Officer, is also the Chief Financial Officer and Chairman of the Board of Directors of Xian Tianxing. Mr. Wei Wen, who is Xian Tianxing’s Vice-General Manager and Director, is a member of Skystar's board of directors, Ms. Xinya Zhang, who is Xian Tianxing’s Vice-General Manager, and Ms. Erna Gao, who is Xian Tianxing’s Chief Financial Officer, are all members of Skystar’s board of directors. Conflicts of interests between their respective duties to our company and Xian Tianxing may arise. As our directors and executive officer (in the case of Mr. Lu), they have a duty of loyalty and care to us under U.S. and Cayman Islands law when there are any potential conflicts of interests between our company and Xian Tianxing. We cannot assure you, however, that when conflicts of interest arise, every one of them will act completely in our interests or that conflicts of interests will be resolved in our favor. For example, they may determine that it is in Xian Tianxing’s interests to sever the contractual arrangements with Sida, irrespective of the effect such action may have on us. In addition, any one of them could violate his or her legal duties by diverting business opportunities from us to others, thereby affecting the amount of payment Xian Tianxing is obligated to remit to us under the consulting services agreement.

After our recent appointment of four independent directors (including two in the United States), our board of directors is now comprised of a majority of independent directors, which we are required to have in order to list our securities on the NYSE Alternext US LLC (formerly known as the American Stock Exchange) or on the NASDAQ Capital Market. These independent directors may be in a position to deter and counteract the actions of our officers or non-independent directors that are against our interests, as the independent directors do not have any position with, or interests in, our affiliate entities, and should therefore not have any conflicts of interests such as those potentially of our officers and directors who are management members of Xian Tianxing. Additionally, the independent directors have fiduciary duties to act in our best interests, and failure on their part to do so may subject them to personal liabilities for breach of such duties. We cannot, however, give any assurance as to how the independent directors will act. Further, if we or the independent directors cannot resolve any conflicts of interest between us and those of our officers and directors who are management members of Xian Tianxing, we would have to rely on legal proceedings, which could result in the disruption of our business.

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

We are a holding company and do not have any assets or conduct any business operations other than the contractual arrangements between Sida and Xian Tianxing. In addition, all of Xian Tianxing’s assets are located in, and most of our senior executive officers reside within, China. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon our senior executive officers and directors not residing in the United States, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, our Chinese counsel has advised us that China does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of judgment of courts. As a result, our public shareholders may have substantial difficulty in protecting their interests through actions against our management or directors than would shareholders of a corporation with assets and management members located in the United States.

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

As of October 23, 2008, our principal stockholders and their affiliated entities own approximately 31% of our outstanding common shares, representing approximately 31% of our voting power. These stockholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions. In addition, because of the percentage of ownership and voting concentration in these principal stockholders and their affiliated entities, elections of our board of directors will generally be within the control of these stockholders and their affiliated entities. While all of our stockholders are entitled to vote on matters submitted to our stockholders for approval, the concentration of shares and voting control presently lies with these principal stockholders and their affiliated entities. As such, it would be difficult for stockholders to propose and have approved proposals not supported by management. There can be no assurances that matters voted upon by our officers and directors in their capacity as stockholders will be viewed favorably by all stockholders of the company.

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

Prior to our entry into the contractual arrangements with Xian Tianxing on October 28, 2005, we engaged in businesses unrelated to our current operations. Although the prior business owners provided certain indemnifications against any loss, liability, claim, damage or expense arising out of or based on any breach of or inaccuracy in any of their representations and warranties made regarding such acquisition, any liabilities relating to such prior business against which Skystar is not completely indemnified may have a material adverse effect on Skystar.

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

In light of the foregoing, our management began to undertake steps to address these issues, including the engagement of a new chief financial officer whom management believes has the requisite financial reporting experience, skills and knowledge to complement our existing personnel. Additionally, our board of directors now has four independent directors, including a member who is appropriately credentialed as a financial expert. The independent directors will be tasked to establish certain internal audit functions within our company, and we have also established audit and compensation committees comprising entirely of independent directors. However, there is no assurance that additional remedial measures will not be necessary, or that after the remediation our management will be able to conclude that our internal controls over our financial reporting are effective. Moreover, even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may still decline to attest to our management’s assessment or may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us.

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

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations. In general, pursuant to amended Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement (which disappears after one year). Affiliates may sell after six months subject to the Rule 144 volume, manner of sale (for equity securities), current public information and notice requirements. Of the approximately 18.64 million shares of our common stock outstanding as of October 23, 2008, approximately 12.68 million shares are, or will be, freely tradable without restriction, unless held by our "affiliates", as of October 23, 2008. Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our Common Stock.

The improper issuance of our series “A” preferred stock may subject us to certain claim by the holder of series “A” preferred shares as well as indemnification obligations to the directors who authorized the issuance.

In 2001, we issued 2,000,000 shares of series “A” preferred stock to a corporation wholly-owned by our then Chief Executive Officer and director, Gregory Evans, for services rendered by him. The resolutions of the board of directors approving such issuance stated that the series “A” preferred shares carries a “super voting power of five”. Neither Mr. Evans nor any other member of management at such time filed a certificate of designation with the Secretary of State of the State of Nevada. Because no certificate of designation was filed with the Nevada Secretary of State prior to the issuance of 2,000,000 shares of our series “A” preferred stock, these shares do not have terms under Nevada corporate law.

As such, the holder of these shares may potentially assert a claim against us and the directors who authorized the issuance on grounds of improper issuance. While we may have estoppel and related affirmative defenses against Mr. Evans in such a claim, we cannot assure you that we would prevail in such lawsuit. Additionally, although these directors are no longer members of our board of directors, we may nevertheless be obligated, should such claim arises, to indemnify and defend these directors, provided we have no such obligation if the actions of these directors, in authorizing the issuance of the series “A” preferred shares, are determined to have arisen out of their own gross negligence or willful misconduct.

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

October 24, 2008	SKYSTAR BIO-PHARMACEUTICAL COMPANY

	By:	/s/ Weibing Lu
Weibing Lu Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Bennet P. Tchaikovsky
Bennet P. Tchaikovsky Chief Financial Officer (Principal Financial and Accounting Officer)