Form 10-Q
period 2009-03-31
SKYSTAR BIO-PHARMACEUTICAL CO
filed 2009-05-19
CIK 1076939

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to ______________.

Commission File Number 000-28153

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as determined in Rule 12b-2 of the Exchange Act).  Yes ☐   No  ☒

As of May 18, 2009, the Registrant had 1,869,297 shares of common stock outstanding.

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

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Quarterly Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$203,675	$576,409
Restricted cash	80,975	80,885
Short-term investment	351,600	352,080
Accounts receivable, net of allowance for doubtful accounts of $349,151
and $327,857 as of March 31, 2009 and December 31, 2008, respectively.	3,393,006	2,424,102
Inventories	5,970,398	3,086,060
Deposits and prepaid expenses	2,321,062	4,878,851
Loan and other receivables, net	755,741	380,186
Total current assets	13,076,457	11,778,573

PLANT AND EQUIPMENT, NET	7,363,908	7,413,689
CONSTRUCTION-IN-PROGRESS	7,060,083	6,516,630

OTHER ASSETS:
Long-term prepayments	4,922,400	5,207,117
Intangible assets, net	859,786	899,529
Total other assets	5,782,186	6,106,646
Total assets	$33,282,634	$31,815,538

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term loan	$966,899	$748,170
Accounts payable	380,610	547,430
Accrued expenses	1,187,570	1,488,575
Short-term loan from shareholders	131,850	308,070
Deposits from customers	292,249	424,266
Taxes payable	1,112,737	212,661
Other payables	108,218	68,398
Shares to be issued to related party	95,204	95,204
Amounts due to related parties	325,338	242,225
Total current liabilities	4,600,675	4,134,999

OTHER LIABILITIES:
Deferred government grant	1,098,750	1,100,250
Fair value of warrants	839,303	-
Total other liabilities	1,938,053	1,100,250

Total liabilities	6,538,728	5,235,249

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 2,000,000 series "A" shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively; Nil series "B"
shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively.	2,000	2,000
Common stock, $0.001 par value, 20,000,000 shares authorized as of March 31, 2009 and
December 31, 2008; 1,867,823 and 1,866,519 shares issued and outstanding as of
March 31, 2009 and December 31, 2008, respectively.	1,868	1,867
Paid-in-capital	15,254,184	16,347,641
Statutory reserves	2,952,710	2,952,710
Retained earnings	5,713,985	4,418,464
Accumulated other comprehensive income	2,819,159	2,857,607
Total shareholders' equity	26,743,906	26,580,289
Total liabilities and shareholders' equity	$33,282,634	$31,815,538

The accompanying notes are an integral part of these consolidation statements.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2009 and 2008
(Unaudited)

	Three months ended March 31,
	2009	2008

REVENUE, NET	$3,823,566	$2,686,354

COST OF REVENUE	1,946,358	1,297,419

GROSS PROFIT	1,877,208	1,388,935

OPERATING EXPENSES:
Research and development	117,352	47,299
Selling expenses	207,395	189,844
General and administrative	314,695	253,735
Total operating expenses	639,442	490,878

INCOME FROM OPERATIONS	1,237,766	898,057

OTHER INCOME (EXPENSE):
Other expense	(232)	(363)
Interest income (expense), net	302	(128,136)
Change in fair value of warrants	38,328	-
Total other income (expense), net	38,398	(128,499)

INCOME BEFORE PROVISION FOR INCOME TAXES	1,276,164	769,558

PROVISION FOR INCOME TAXES	211,520	153,207

NET INCOME	1,064,644	616,351

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	(38,448)	770,013

COMPREHENSIVE INCOME	$1,026,196	$1,386,364

EARNINGS PER SHARE:
Basic	$0.57	$0.36
Diluted	$0.57	$0.20

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic	1,867,301	1,711,120
Diluted	1,867,301	1,797,125

The accompanying notes are an integral part of these consolidation statements.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

									Accumulated
							Retained earnings		other
	Preferred stock		Common stock		Paid-in	Deferred	Statutory		comprehensive
	Shares	Amount	Shares	Amount	capital	Compensation	reserves	Unrestricted	income	Total
BALANCE, December 31, 2007	2,000,000	$2,000	1,711,120	$1,711	$14,756,678	$(62,758)	$1,652,720	$122,271	$1,442,602	$17,915,224

Amortization of deferred compensation						62,758				62,758
Foreign currency translation									770,013	770,013
Net income								616,351		616,351
Appropriation to statutory reserve							89,683	(89,683)		-

BALANCE, March 31, 2008, (Unaudited)	2,000,000	2,000	1,711,120	1,711	14,756,678	-	1,742,403	648,939	2,212,615	19,364,346

Shares issued for services			11,609	12	130,409					130,421
Shares issued for debt settlement			21,040	21	220,899					220,920
Debentures converted to common stock			122,750	123	1,239,655					1,239,778
Foreign currency translation									644,992	644,992
Net income								4,979,832		4,979,832
Appropriation to statutory reserves							1,210,307	(1,210,307)		-

BALANCE, December 31, 2008, as previously reported	2,000,000	2,000	1,866,519	1,867	16,347,641	-	2,952,710	4,418,464	2,857,607	26,580,289

Cumulative effect of reclassification of warrants					(1,108,508)			230,877		(877,631)
BALANCE, January 1, 2009, as adjusted, (Unaudited)	2,000,000	2,000	1,866,519	1,867	15,239,133	-	2,952,710	4,649,341	2,857,607	25,702,658

Shares issued for services			1,304	1	15,051					15,052
Foreign currency translation									(38,448)	(38,448)
Net income								1,064,644		1,064,644

BALANCE, March 31, 2009, (Unaudited)	2,000,000	$2,000	1,867,823	$1,868	$15,254,184	$-	$2,952,710	$5,713,985	$2,819,159	$26,743,906

The accompanying notes are an integral part of these consolidation statements.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)

	Three months ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,064,644	$616,351
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation	112,930	106,882
Amortization	38,519	36,747
Amortization of deferred financing costs	-	21,817
Amortization of discount on debentures	-	114,990
Amortization of deferred compensation	-	62,758
Common stock issued for services	15,052	-
Bad debt expense	21,743	-
Change of fair value of warrants	(38,328)	-
Change in operating assets and liabilities
Accounts receivable	(994,017)	(326,435)
Inventories	(2,888,742)	(1,365,399)
Deposits and prepaid expenses	2,551,310	(778,513)
Other receivables	(9,823)	14,617
Accounts payable	(166,085)	132,951
Accrued expenses	(382,703)	32,650
Deposits from customers	(131,448)	7,443
Taxes payable	900,427	291,816
Other payables	39,916	(4,193)
Net cash provided by (used in) operating activities	133,395	(1,035,518)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for long-term prepayments	(32,233)	-
Loans to third parties	(366,275)	521,796
Purchase of plant and equipment	(73,255)	(47,829)
Addition of construction-in-progress	(242,507)	-
Net cash used in investing activities	(714,270)	473,967

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in restricted cash	(200)	(143)
Advances to shareholders and directors	(175,812)	(357,829)
Proceeds from shareholders and directors	83,124	393,622
Repay amounts due to related companies	-	(42,841)
Proceeds from short-term loan	219,765	167,724
Net cash provided by financing activities	126,877	160,533

EFFECT OF EXCHANGE RATE CHANGES ON CASH	81,264	18,826

(DECREASE) INCREASE IN CASH	(372,734)	(382,192)

CASH, beginning	576,409	771,492

CASH, ending	$203,675	$389,300

SUPPLEMENTAL DISCLOSURE INFORMATION:
Interest paid	$19,079	$2,645
Income taxes paid	$-	$-
Non-cash investing and financing activities -
Long-term prepayment transferred to construction-in-progress	$309,869	$-

The accompanying notes are an integral part of these consolidation statements.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

Note 1- ORGANIZATION

Organization and description of business

Skystar Bio-Pharmaceutical Company (“Skystar” or the “Company”), was incorporated in Nevada on September 24, 1998. Since its acquisition on November 7, 2005 of Skystar Bio-Pharmaceutical (Cayman) Holdings Co., Ltd. (“Skystar Cayman”), a Cayman Islands company, the Company has been engaged in research, development, production, marketing and sales of veterinary healthcare and medical care products.  All current operations of the Company are in the People’s Republic of China (“China” or the “PRC”)

All of the Company’s operations are carried out by Xian Tianxing Bio-Pharmaceutical Co., Limited (“Xian Tianxing”), a PRC joint stock company that the Company controls through contractual arrangements originally between Skystar Cayman and Xian Tianxing. On March 10, 2008, the Company entered into a series of agreements transferring all of the rights and obligations of Skystar Cayman under the contractual arrangements to Sida Biotechnology (Xian) Co., Ltd. (“Sida”), a PRC company. Sida is the wholly-owned subsidiary of Fortunate Time International Limited (“Fortunate Time”), a Hong Kong company and wholly-owned subsidiary of Skystar Cayman. Xian Tianxing also has a wholly-owned subsidiary, Shanghai Siqiang Biotechnological Co., Ltd. (“Shanghai Siqiang”), a PRC company.

As a result of these contractual arrangements, which obligates Sida to absorb all of the risk of loss from Xian Tianxing’s activities and enable Sida to receive all of its expected residual returns, the Company accounts for Xian Tianxing as a variable interest entity (“VIE”) under Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” Accordingly, the Company consolidates Xian Tianxing’s results, assets and liabilities.

Sida was established by Fortunate Time on July 10, 2007, with registered capital of $5,000,000. Fortunate Time invested $2,000,000 into Sida on July 20, 2007, which amount is payable to Skystar Cayman. Pursuant to the Xi’an High Technology District approval notice, Fortunate Time is required to contribute the remaining $3,000,000 of registered capital by July 9, 2009.

Hereinafter, Skystar, Skystar Cayman, Fortunate Time, Xian Tianxing and Shanghai Siqiang are sometime collectively referred to as the “Company”.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

In the opinion of management, the unaudited consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The information included in this Form 10-Q should be read in conjunction with information included in the 2008 annual report filed on Form 10-K.

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

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

Principles of consolidation

The consolidated financial statements include the financial statements of the Company, its wholly-owned subsidiaries, Skystar Cayman, Fortunate Time, and Sida, and its VIEs, Xian Tianxing and Shanghai Siqiang. All significant inter-company transactions and balances between the Company, its subsidiaries and VIEs are eliminated upon consolidation.

Foreign currency translation

The Company uses the United States dollar (“U.S. dollar”) for financial reporting purposes and the Chinese Renminbi (“RMB”) as their function currency.  The Company’s subsidiaries and VIEs maintain their books and records in their functional currency, being the primary currency of the economic environment in which their operations are conducted.

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

The quotation of the exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the People's Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People's Bank of China.  The rate of exchange quoted by the People’s Bank of China on March 31, 2009 and December 31, 2008 was US $1.00 to RMB 6.83 and RMB 6.82, respectively. The weighted average translation rate of US $1.00 to RMB 6.83 and RMB 7.15 was applied to the income statement accounts in March 31, 2009 and 2008, respectively.

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

Fair values of financial instruments

FAS 107, “Disclosure About Fair Value of Financial Instruments” defines financial instruments and requires fair value disclosure of applicable financial instruments.  FAS 157, “Fair Value Measurements,” adopted January 1, 2008, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. Short term investments, receivables, payables, short term loans, and warrant liabilities qualify as financial instruments. Management concluded the carrying values are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and, if applicable, their stated interest rate approximates rates currently available.  The three levels are defined as follows:

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

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

The Company analyzes all financial instruments with features of both liabilities and equity under SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

Effective January 1, 2009, the Company adopted the provisions of EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”, which is effective for financial statements for fiscal years beginning after December 15, 2008 and which replaced the previous guidance on this topic in EITF 01-6.  Paragraph 11(a) of FAS 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument.  EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the FAS 133 paragraph 11(a) scope exception.

As a result of adopting EITF 07-5, 154,550 warrants previously treated as equity pursuant to the derivative treatment exemption are no longer afforded equity treatment because the strike price of the warrants is denominated in US dollars, a currency other than the Company’s functional currency, the Chinese Renminbi.  As a result, the warrants are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire.

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in February 2007.  On January 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, $230,877 to beginning retained earnings and $877,631 to warrant liabilities to recognize the fair value of such warrants. The fair value of the warrants was $839,303 on March 31, 2009.  Therefore, the Company recognized a $38,328 (unaudited) gain from the change in fair value for the three months ended March 31, 2009.

These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes Option Pricing Model using the following assumptions:

	March 31, 2009	January 1, 2009
	(Unaudited)
Annual dividend yield	-	-
Expected life (years)	0.90	1.20
Risk-free interest rate	1.01%	1.01%
Expected volatility	135%	135%

Expected volatility is based on historical volatility.  Historical volatility was computed using daily pricing observations for recent periods that correspond to the term of the warrants. The Company believes this method produces an estimate that is representative of our expectations of future volatility over the expected term of these warrants. The Company has no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants. The risk-free interest rate is based on U.S. Treasury securities according to the remaining term of the warrants.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Depending on the product and the terms of the transaction, the fair value of the notes payable and derivative liabilities were modeled using a series of techniques, including closed-form analytic formula, such as the Black-Scholes Option Pricing Model, which does not entail material subjectivity because the methodology employed does not necessitate significant judgment, and the pricing inputs are observed from actively quoted markets.

The fair value of the 154,550 warrants was determined using the Black-Scholes Model, defined in SFAS 157 as level 2 inputs, and recorded the change in earnings. As a result, the derivative liability is carried on the balance sheet at its fair value.

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2009 (unaudited).

	Carrying Value at March 31, 2009	Fair Value Measurement at March 31, 2009
		Level 1	Level 2	Level 3
Short-term investment	$351,600	$351,600	$-	$-
Derivative liability - warrants	$839,303	$-	$839,303	$-

Other than the short-term investment and derivative liabilities - warrants carried at fair value, the Company did not identify any other assets and liabilities that are required to be presented on the balance sheet at fair value in accordance with SFAS 157.

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

Shipping and handling costs related to costs of goods sold are included in selling expenses, which totaled $91,007 (unaudited) and $38,804 (unaudited) during the three months ended March 31, 2009 and 2008, respectively.

The Company’s revenue and cost of revenue by product line were as follows:

	Three Months Ended
	March 31, 2009	March 31, 2008
	(Unaudited)	(Unaudited)

Re Revenue
Micro-Organism	$893,293	$789,655
Veterinary Medications	2,602,496	1,669,754
F Feed Additives	182,311	93,554
V Vaccines	145,466	133,391
T Total Revenue	3,823,566	2,686,354

Cost of Revenue
M Micro-Organism	260,537	235,827
V Veterinary Medications	1,592,809	999,484
Fe Feed Additives	77,439	46,713
Va Vaccines	15,573	15,395
Tot Total Cost of Revenue	1,946,358	1,297,419
Gr Gross Profit	$1,877,208	$1,388,935

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

Cash

Cash includes cash on hand, demand deposits with banks and liquid investments with an original maturity of three months or less.

Restricted cash

The Company had restricted cash of $80,975 (unaudited) and $80,885 as of March 31, 2009 and December 31, 2008, respectively. Restricted cash is comprised of amounts received from the PRC government as subsidies and set aside for specific uses (see Note 14). The restricted funds are maintained as bank deposits and reflected as current assets based on the expected period when such funds will be put into their specific uses.

Short-Term investment

Short-term investment is comprised of securities classified as available-for-sale, held by a private investment trust company for investing activities.  Available-for-sale securities are carried at fair value, with unrealized gains or losses reported in other comprehensive income, net of tax. Realized gains or losses are included in the results of operations. There were no unrealized gains or losses relating to short term investment for the three months ended March 31, 2009 and 2008, and as such, no such amounts were included in other comprehensive income for such periods.

Accounts and other receivables

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

Inventories

Inventories are stated at the lower of cost or market, as determined on a moving weighted average basis. Costs of inventories include purchases and related costs incurred in bringing the inventories to their present location and condition. Management reviews inventories for obsolescence and cost in excess of net realizable value at least annually and records a reserve against the inventory and additional cost of goods sold when the carrying value exceeds net realizable value.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives of the assets are as follows:

Estimated Useful Life
Buildings	20-40 years
Machinery and equipment	10 years
Computer, office equipment and furniture	5 years
Vehicles	5-10 years

Management assesses the carrying value of plant and equipment annually, more often when factors indicating impairment are present, and reduces the carrying value of such assets by the amount of the impairment. The Company determines the existence of such impairment by measuring the expected future cash flows (undiscounted and without interest charges) and comparing such amount to the net asset carrying value. An impairment loss, if it exists, is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Based on its review, management believes that, as of March 31, 2009, and December 31, 2008, there was no impairment of its plant and equipment.

Construction-in-progress

Construction-in-progress includes direct costs of construction of a factory building. Interest incurred during the period of construction, if material, is capitalized. All other interest is expensed as incurred. Construction-in-progress is not depreciated until such time the assets are completed and put into service.

Intangibles

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

Impairment of Intangible Assets — The Company evaluates the carrying value of intangible assets annually, more often when factors indicating impairment are present. The Company determines the existence of such impairment by measuring the estimated future cash flows (undiscounted) and comparing such amount to the net asset carrying value. If the undiscounted cash flow estimated to be generated by any such intangible asset is less than its carrying amount, a loss is recognized based on the amount by which the carrying amount exceeds the intangible asset’s fair market value. Loss on intangible assets to be disposed of is determined in a similar manner, except that fair market values are reduced by the cost of disposal.  Based on its review, the Company believes that, as of March 31, 2009, there were no significant impairments of its intangible assets.

Comprehensive income

SFAS 130, “Reporting Comprehensive Income” requires disclosure of all components of comprehensive income and loss on an annual and interim basis. Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The accompanying consolidated financial statements include the provisions of SFAS 130. Accumulated other comprehensive income is comprised of the changes in foreign currency exchange rates.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

Research and development costs

Research and development costs are expensed to operations as incurred and include salaries, professional fees and technical support fees. Research and development costs for the three months ended March 31, 2009 and 2008, were $117,352 (unaudited) and $47,299 (unaudited), respectively.

Advertising costs

Cost incurred in the advertisement of the Company and the Company’s products are charged to operations currently. Advertising costs for the three months ended March 31, 2009 and 2008 were $38,936 (unaudited) and $12,674 (unaudited), respectively.

Income taxes

The Company accounts for income taxes in accordance with the SFAS 109, “Accounting for Income Taxes” and FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). SFAS 109 requires a company to use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under SFAS 109, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized. There are no deferred tax amounts at March 31, 2009 and December 31, 2008.

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

Stock based compensation

The Company records stock-based compensation in accordance with SFAS 123R, “Share-Based Payment”. SFAS 123R requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. Under SFAS 123R, the Company’s volatility is based on the historical volatility of the Company’s stock or the expected volatility of similar companies. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect of the time of grant. SFAS 123R allows the “simplified” method to determine the term of employee options when certain information is not available. Because the Company does not have a history of employee stock options, the Company used the “simplified” method to estimate the expected life of the options.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

Stock compensation granted to non-employees is determined in accordance with EITF 96-18, “Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services, which incorporates the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

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

For the period ended March 31, 2009, the Company did not grant any stock options.

Earnings per share

Earnings per share is calculated in accordance with the SFAS 128, “Earnings Per Share”.  Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares, including convertible preferred shares, and stock options were converted or exercised. Further, SFAS 128 requires that stock dividends or stock splits be accounted for retroactively if the stock dividends or stock splits occur during the period, or retroactively if the stock dividends or stock splits occur after the end of the period but before the release of the financial statements, by considering it outstanding of the entirety of each period presented.  Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

All share and per share amounts used in the Company’s consolidated financial statements and notes thereto have been retroactively restated to reflect the 10-for-1 stock split effected on May 12, 2009.

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

Recently issued accounting pronouncements

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of SFAS No. 133.” SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS 161 is effective on January 1, 2009 and the adoption of SFAS 161 did not impact the Company’s consolidated financial statements.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

In May 2008, the FASB issued SFAS 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." Management is currently evaluating SFAS 162 and does not believe that it will have a significant impact on the determination or reporting of the financial results.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS 128, “Earnings per Share.” The FSP requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. The FSP is effective for fiscal years beginning after December 15, 2008; earlier application is not permitted. The adoption of EITF 03-6-1 did not have a material impact on the Company’s financial position or results.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP FAS 157-3 clarifies the application of SFAS 157 in an inactive market, without changing its existing principles. The FSP was effective immediately upon issuance. The adoption of FSP FAS 157-3 did not have an effect on the Company’s financial condition, results of operations or cash flows.

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.” FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. FSP FAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP shall be applied prospectively with retrospective application not permitted. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. Additionally, if an entity elects to early adopt either FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” or FSP FAS 115-2 and FAS 124-2, it must also elect to early adopt this FSP. Management is currently evaluating this new FSP but does not believe that it will have a significant impact on the determination or reporting of the financial results.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2. This FSP amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and EITF 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. Also, if an entity elects to early adopt either FSP FAS 157-4 or FSP FAS 107-1 and APB 28-1, the entity also is required to early adopt this FSP.  Management is currently evaluating this new FSP but does not believe that it will have a significant impact on the determination or reporting of the financial results.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1. This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP shall be effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. Management is currently evaluating the disclosure requirements of this new FSP.

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

Financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the United States. Balances at financial institutions or state owned banks within the PRC are not covered by insurance.  As of March 31, 2009 and December 31, 2008, the Company had deposits in excess of federally insured limits (including restricted cash) of $284,650 and $448,082 respectively. The Company has not experienced any losses in such accounts.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

For the three months ended March 31, 2009 and 2008, all of the Company’s sales arose in the PRC. No major customers accounted for more than 10% of the Company’s total revenues. In addition, all accounts receivable at March 31, 2009 and December 31, 2008 also arose in the PRC.

The Company’s two largest vendors accounted for approximately 25.91% of the Company’s total purchases for the three months ended March 31, 2009, while the Company’s five largest vendors accounted for 62.63% of the Company’s total purchases for the three months ended March 31, 2008.

The Company had no products that accounted for more than 10% of the Company’s total revenues for the three months ended March 31, 2009, while one of the Company’s products accounted for 10.7% of the Company’s total revenues for the three months ended March 31, 2008.

Note 4 — SHORT TERM INVESTMENT

In 2007, the Company entered into an investment agreement with an unrelated party to invest certain funds in the Chinese stock market. The nature of the investment is available-for-sale with certain guaranteed returns such as 7.2% interest through August 1, 2008 and 5.0% interest after August 1, 2008 for one year.  There are no restrictions or penalties for early withdrawals prior to maturity. The investment matures on July 31, 2009. The Company had $351,600 and $352,080 in short-term investment as of March 31, 2009 and December 31, 2008, respectively.

For the three months ended March 31, 2009 and 2008, the Company recognized interest income amounting to $4,308 (unaudited) and $5,654 (unaudited), respectively, from the short term investment.

Note 5 — ALLOWANCE FOR DOUBTFUL ACCOUNTS

The following table presents the movement of allowance for doubtful accounts as of March 31, 2009 and December 31, 2008:

Allowance for bad debt, December 31, 2007	$199,639
Addition	114,239
Recovery	-
Translation adjustment	13,979
Allowance for bad debt, December 31, 2008	327,857
Addition	21,741
Recovery	-
Translation adjustment	(447)
Allowance for bad debt, March 31, 2009 (unaudited)	$349,151

Note 6 - INVENTORIES

Inventories consist of the following:
	March 31, 2009	December 31, 2008
	(Unaudited)
Raw material	$4,580,587	$2,087,428
Packing materials	332,883	165,077
Work in process	2,554	2,446
Finished goods	1,034,830	811,538
Low value consumables	19,544	19,571
Total	$5,970,398	$3,086,060

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

The Company periodically reviews its reserves for slow moving and obsolete inventories. As of March 31, 2009 and December 31, 2008, the Company believes that no such reserves were necessary.

Note 7 — DEPOSITS AND PREPAID EXPENSES

Deposits and prepaid expenses are comprised of the following:

	March 31, 2009	December 31, 2008
	(Unaudited)
Prepayment for raw materials purchasing	$1,988,617	$4,210,618
Prepayment for packaging materials purchasing	179,643	499,755
Prepayment for advertisement fee	51,036	89,436
Prepayment for due diligence fee	73,250	73,350
Other	28,516	5,692
Total	$2,321,062	$4,878,851

Note 8 – LOAN AND OTHER RECEIVABLES

Loans and other receivables consist of the following:

	March 31, 2009	December 31, 2008
	(Unaudited)
Shaanxi Xinbangdike Technology Developing Company	660,935	295,087
Other receivables	94,806	85,099

Total loans and other receivables	$755,741	$380,186

Loan to Shaanxi Xinbangdike Technology Development Company is non-interest bearing, unsecured and due on demand.

Note 9 – PROPERTY, PLANT AND EQUIPMENT, NET

Plant and equipment consists of the following:

	March 31, 2009	December 31, 2008
	(Unaudited)
Building and improvements	$4,970,868	$4,977,654
Machinery and equipment	3,102,853	3,035,376
Office equipment and furniture	188,266	186,702
Vehicles	328,697	329,331
Total	8,590,684	8,529,063
Less: accumulated depreciation	(1,226,776)	(1,115,374)
Plant and equipment , net	$7,363,908	$7,413,689

The depreciation expense was $112,922 (unaudited) and $106,882 (unaudited) for the periods ended March 31, 2009 and 2008, respectively.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

Note 10 — CONSTURCTION IN PROGRESS

Construction in progress is related to a plant being built in accordance with the PRC’s Good Manufacturing Practices (“GMP”) Standard. Construction on this plant commenced in 2005, the veterinary medicine facility and the building that houses quality control, research and development and administration were completed during 2007, and the remaining plant facilities are expected to be completed by the end of 2009, depending upon the Company’s ability to raise additional capital. The Company estimates that as of March 31, 2009, additional funds will be needed to complete the construction project. No depreciation is provided for construction in progress until such time the assets are completed and placed into service.

As of March 31, 2009 and December 31, 2008, the Company had construction in progress amounting to $7,060,083 (unaudited) and $6,516,630, respectively. $19,078 (unaudited) and $0 (unaudited) in interest expense had been capitalized for construction in progress for the three months ended March 31, 2009 and 2008, respectively.

Note 11— LONG TERM PREPAYMENT

Long term prepayment consists of the following as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
	(Unaudited)
Construction deposit	$2,212,150	$2,493,167
Deposit for the potential acquisitions	2,710,250	2,713,950
Total	$4,922,400	$5,207,117

As of March 31, 2009 and December 31, 2008, the Company has determined that these prepayments are noncurrent because: (1) these amounts relate to noncurrent assets, and (2) the Company’s ability to complete the projects underlying the construction deposit and any potential acquisitions is contingent upon the Company obtaining financing, the successful outcome of which cannot be determined.

Deposits for potential acquisitions represent deposits made to four separate potential acquisition targets: one that produces veterinary medicines, one that produces micro-organisms and feed additives, one that produces veterinary medicines for domestic pets, and one with buildings for the Company’s own future expansion.

Note 12 - INTANGIBLES

	March 31, 2009	December 31, 2008
	(Unaudited)
Land use rights	$378,337	$378,853
Technological know-how	879,000	880,200
Total	1,257,337	1,259,053
Less: accumulated amortization	(397,551)	(359,524)
Intangible assets, net	$859,786	$899,529

During 2007, the Company paid $658,350 for the exclusive rights to the use of a strain of micro-bio organisms for a five-year term from November 1, 2007 through October 31, 2012. The Company began using the strain in its veterinary medicines in 2008. The amortization expense for intangibles was $38,519 (unaudited) and $36,747 (unaudited) for the periods ended March 31, 2009 and 2008, respectively.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

Amortization expenses for the future five years and thereafter are as follows:

Years ending December 31,	Amount
2009	$115,557
2010	154,076
2011	154,076
2012	123,974
2013	1,891
2014 and thereafter	290,677
Total	$840,251

Note 13 – SHORT-TERM LOAN

On September 3, 2008, the Company signed a one year short-term loan agreement with the Bank of East Asia to borrow up to $1.9 million (RMB 13 million) for operating purposes secured by the Company’s land use right and buildings. On September 17, 2008, the Company received proceeds of $733,500 (RMB 5 million) from the bank. This amount will become due on September 16, 2009. The balance of $1.1 million (RMB 8 million) can be borrowed once the Company has a deposit balance in the amount of $4 million with the bank and uses the bank as the Company’s primary transaction bank. As of March 31, 2009, the net value of the land use right and properties pledged for the loan was $334,828 and $3,287,019, respectively.

The applicable interest rate of the loan is the Bank of China’s standard short-term rate, 6.93% at inception of the loan, which is subject to change with the government policy, plus an additional 20% interest rate float. Pursuant to these terms, the interest rate was approximately 8.32% as of March 31, 2009. Interest payments to the Bank of East Asia are due every three months. Interest expense incurred and associated with the short term loan amounted to $12,262 for the three months ended March 31, 2009, which has been capitalized as part of construction-in-progress, and no principal amount has been paid.

Pursuant to the short term loan agreement, the Company is required to comply with certain covenants, such as maintaining sufficient environmental controls with respect to the Company’s manufacturing processes, providing written notification to the Bank of East Asia for any changes in the organizational structure or executive officers, among others.  As of March 31, 2009, the management of the Company determined that the Company was in compliance with these covenants.

On January 14, 2009, the Company signed a one year short-term loan contract with Shaanxi Agricultural Yanta Credit Union for $219,750 (RMB 1.5 million) at annual interest rate of 8.6585% for operating purposes secured by the personal property of Weibing Lu, the Company’s Chief Executive Officer. This amount will become due on January 13, 2010. Interest expense incurred and associated with the short-term loan amounted to $4,035 for the three months ended March 31, 2009, which has been capitalized as part of construction-in-progress, and no principal amount has been paid.

Interest expense for the periods ended March 31, 2009 and 2008, amounted to $19,078 (unaudited) and $2,645 (unaudited), respectively.

Note 14 - DEFERRED GOVERNMENT GRANT

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

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

According to PRC government regulations, the funds granted may be treated as capital contributed by a company appointed by the PRC government or as a loan from such company, which the Company will be required to repay. As of March 31, 2009, the Company has not reached a final agreement with the PRC government regarding the treatment of these three subsidies as either a loan or capital contribution, and the Company does not expect that the final agreement will be completed within the year of 2009. Therefore, these amounts are reflected as liabilities in the accompanying consolidated financial statements.

As of March 31, 2009 and December 31, 2008, deferred government grant amounted to $1,098,750 (unaudited) and $1,100,250, respectively, and the Company had $80,975 (unaudited) and $80,885, respectively, of fund balance and recorded as restricted cash.

Note 15 - CAPITAL TRANSACTIONS

On February 12, 2008, the Company issued 9,000 shares of common stock as salary to a non-executive director. The trading value of the Company's common stock on February 12, 2008, was $11.10 per share and a corresponding amount of $99,900 was charged to general and administrative expenses.  The Company also had a $95,204 balance under shares to be issued as of December 31, 2008, which represented 11,000 common shares to be issued to the non-executive director for his service provided for the period of May 2008 to December 2008. The Company recorded it as part of general and administrative expenses based on the weighted average trading price of the Company’s common stock for the said period.

On February 29, 2008, the Company issued 21,040 shares of common stock to its legal counsel as partial payment for services rendered. The trading value of the Company's common stock on February 29, 2008, was $10.50 per share and additional inducement cost of $42,081 between the fair value of the shares at $220,920 and the partial payment of $178,839 was charged to general and administrative expenses.

On April 21, 2008, two of the Company’s convertible debenture holders converted $982,003 of debentures into 122,750 shares of common stock.

On May 5, 2008, the Company agreed to issue 5,217 shares of common stock to its chief financial officer during the term of his agreement. The shares vest in four equal installments of 1,304 shares each quarter. The trading value of the common stock on May 5, 2008, was $11.70 per share for a total value of $61,042. This compensation expense is recognized on a straight-line basis over the vesting period. Compensation expense of $15,052 (unaudited) and $0 (unaudited) was charged to general and administrative expenses for the three months ended March 31, 2009 and 2008, respectively.

Following is a summary of the status of warrants outstanding at March 31, 2009:

Number of Warrants	Average Remaining Contractual Life	Average Exercise Price	Intrinsic Value
97,500	0.91 years	$12.00	$-
57,050	2.91 years	$10.00	-
154,550		$11.30	$-

Following is an activity summary of the Company’s outstanding warrants:

Outstanding as of December 31, 2007	154,500
Gra Granted	-
Forf Forfeited	-
Exe Exercised	-
Out Outstanding as of March 31, 2008 (unaudited)	154,550
Gra Granted	-
Forf Forfeited	-
Exe Exercised	-
Out Outstanding as of December 31, 2008	154,550
Gra Granted	-
Forf Forfeited	-
Exe Exercised	-
Out Outstanding as of March 31, 2009 (unaudited)	154,550

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

Note 16 - CONVERTIBLE DEBENTURES

In February 2007, the Company sold an aggregate of $4.075 million of its 8% convertible debentures (the “Debnetures”) and issued warrants to purchase 407,500 shares of common stock to several institutional and accredited investors. On April 21, 2008, the Company entered into an Amendment and Waiver Agreement (the “Amendment”) with two institutional and accredited investors who acquired two remaining unconverted Debentures in a private transaction from the original holders of these Debentures.  Below are highlights of the Amendment:

•
The Amendment amends the terms of these Debentures by: (a) changing the conversion price from $10.00 per share to $8.00 per share; (b) deleting the trading conditions for mandatory conversion; (c) granting the Company the right to mandatory conversion at any time, and (d) allowing the Company to designate the date for the mandatory conversion.

•	The Amendment is deemed to be: (a) the Company’s notice to require conversion of the entire outstanding principal of these Debentures and all accrued but unpaid interest thereon.

The difference between the value of the conversion option at the previous prices and their value at the modified prices are deemed costs for the Company and are charged to operations. The inducement cost for the two Debentures converted was $257,775 for the year ended December 31, 2008. The inducement cost for the converted Debentures was based on the market value of the additional 24,550 shares obtained by these two investors at $10.50 per share on April 21, 2008.

122,750 shares of common stock were issued upon conversion of the two Debentures with a carrying value of $982,003 (including $490,713 of default premium) at a reduced conversion price of $8.00.

In accordance with EITF 00-27, all unamortized discount amounting to $291,548 at the time of the conversion was recognized as interest expense for the year ended December 31, 2008. The unamortized deferred financing costs of $79,998 on conversion of the Debentures were also recorded as interest expense for the year ended December 31, 2008.

Note 17 - STATUTORY RESERVES

Statutory reserves represent restricted retained earnings. Based on the legal formation of the entities, all PRC entities are required to set aside 10% of its net income as reported in its statutory accounts on an annual basis to the statutory surplus reserve fund. Once the total statutory surplus reserve reaches 50% of the registered capital of the respective subsidiaries, further appropriations are discretionary. The statutory surplus reserve can be used to increase the registered capital and eliminate future losses of the respective companies under PRC GAAP. The Company’s statutory surplus reserve is not distributable to shareholders except in the event of liquidation. As of March 31, 2009, Xian Tianxing has met the statutory surplus reserve requirement, and approximately $370,000 still needs to be transferred to the statutory surplus reserve from Shanghai Siqiang and Sida.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

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

Note 18 - TAXES

The Company is registered in the State of Nevada whereas its subsidiary, Skystar Cayman, is a tax exempt company incorporated in the Cayman Islands and conducts all of its business through its subsidiaries, Fortunate Time and Sida, and Sida’s PRC VIEs, Xian Tianxing and Shanghai Siqiang.

Sida, Xian Tianxing, and Shanghai Siqiang are subject to PRC’s Enterprise Income Tax. Pursuant to the PRC Income Tax Laws, Enterprise Income Tax is generally imposed at a statutory rate of 25% beginning on January 1, 2008. Xian Tianxing has been approved as a new technology enterprise, and under PRC Income Tax Laws is entitled to a preferential tax rate of 15%.

For the three months period ended March 31, 2009 and 2008, the provision for taxes on earnings consisted of:

	2009	2008
	(Unaudited)	(Unaudited)
Current PRC income tax expense
Enterprise income tax	$211,520	$153,207

The following table reconciles the U.S. statutory rates to the Company's effective tax rate as of March 31:

	2009	2008
	(Unaudited)
U.S. Statutory rate	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)
China income tax rate	25.0	25.0
China income tax exemption	(10.0)	(10.0)
Other item (1)	1.6	5.0
Total provision for income taxes	16.6%	20.0%

(1) The other item is operating expenses incurred by Skystar that are not deductible in the PRC which resulted in an increase in effective tax rate of 1.6% and 5.0% for the three months ended March 31, 2009 and 2008, respectively.

The estimated tax savings due to the reduced tax rate for the periods ended March 31, 2009 and 2008 amounted to $144,244 and $105,004, respectively. The net effect on earnings per share if the statutory income tax had been applied would decrease basic earnings per share for the period ended March 31, 2009 and 2008 to $0.08 and $0.03, respectively, and would decrease diluted earnings per share to $0.08 and $0.02, respectively.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

The Company was incorporated in the United States and has incurred net operating loss for income tax purpose for 2009. The estimated net operating loss carry forwards for United States income tax purposes amounted to $7,873,055 which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, beginning in 2026 and continue through 2029. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at March 31, 2009. The valuation allowance at March 31, 2009 was $3,232,920. The Company’s management reviews this valuation allowance periodically and will make adjustments as warranted.

Note 19 - EARNINGS PER SHARE

The following demonstrates the calculation for earnings per share:

	For the three months ended March 31
	2009	2008
	(Unaudited)	(Unaudited)
Net income for basic earnings per share	$1,064,644	$616,351
Add: Interest expense for convertible note		136,807
Minus: Discount on convertible debenture		(398,171)
Net income for diluted earnings per share	$1,064,644	$354,987

Weighted average shares used in basic computation	1,867,301	1,711,120
Diluted effect of convertible debentures (as if)	-	77,240
Diluted effect of warrants to placement agent	-	8,765
Weighted average shares used in diluted computation	1,867,301	1,797,125

Earnings per share
Basic	$0.57	$0.36
Diluted	$0.57	$0.20

At March 31, 2009 and 2008, the Company had 154,550 warrants outstanding. For the three months ended March 31, 2009, these outstanding warrants were excluded from the diluted earnings per share calculation as they are anti-dilutive as the average stock price was less than the exercise prices of the warrants. For the three months ended March 31, 2008, the average stock price was greater than the exercise prices of 57,050 warrants which resulted in additional weighted average common stock equivalents of 8,765; 97,500 outstanding warrants were excluded from the diluted earnings per share calculation as they are anti-dilutive.

Note 20 - RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

Amounts receivable from and payable to related parties are summarized as follows:

	March 31, 2009	December 31, 2008
	(Unaudited)
Short term loans from shareholders
Mr. Weibing Lu – officer and shareholder (1) (2)	$43,950	$220,050
Mr. Wei Wen – officer and shareholder (2)	43,950	44,010
Ms. Aixia Wang – shareholder (2)	43,950	44,010
Total	$131,850	$308,070

Shares to be issued to related party
Scott Cramer – non-executive director (3)	$95,204	$95,204

Amounts due to related parties
Bennet P. Tchaikovsky – CFO (4)	13,168	13,168
Scott Cramer – non-executive director and shareholder (4)	224,684	224,684
Shaanxi Xingji Electronics Co. - owned by a director's wife (4)	45,388	4,373
Mr. Weibing Lu – officer and shareholder (4)	42,098	-
Total	$325,338	$242,225

(1) In 2008, Weibing Lu obtained an unsecured personal loan from Huaxia Bank’s Xi’an Branch with annual interest rate of 7.47% and advanced $176,040 in cash to Xian Tianxing to facilitate operations. Xian Tianxing guaranteed the loan. The loan principal and related interest was due on December 30, 2008. On January 4, 2009, Xian Tianxing paid the full principal amount to the bank, with related interest of $15,741.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

(2) On May 29, 2008, Weibing Lu, Wei Wen and Aixia Wang obtained personal loans from Yanta Credit Union’s East Xiaozai Road Branch and advanced cash to Xian Tianxing in the total amount of $132,030 to facilitate operations. The loans are due on May 29, 2009 with 8.436% interest per annum and are guaranteed by Xian Tianxing. As of March 31, 2009, Xian Tianxing had paid interest of $2,882 for the loans of the three shareholders.

(3) As of March 31, 2009 and December 31, 2008, the Company had a $95,204 balance (representing 11,000 common shares) under agreement to issue shares to Scott Cramer, as compensation for being a representative of the Company in the United States for the period from May 2008 to December 2008.

(4) Shaanxi Xinji Electronics Co., Ltd. is owned by the wife of Weibing Lu. The amounts due to Shaanxi Xinji Electronics as of March 31, 2009, and December 31, 2008 were short-term cash transfers for business operations, non-interest bearing, unsecured, and payable upon demand. As of March 31, 2009, the Company also had $42,098 payable to Mr. Lu for advance from Mr. Lu for short term financing purpose. As of March 31, 2009 and December 31, 2008, the Company also had payable to Scott Cramer and Bennet P. Tchaikovsky for the expenses paid by them on behalf of the Company.

Note 21 - COMMITMENTS AND CONTINGENCIES

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

Minimum future lease payments under these leases for the next five years and thereafter are as follows:

Period	Amount
Nine months ending December 31, 2009	$44,415
Year ending December 31, 2010	59,219
Year ending December 31, 2011	59,219
Year ending December 31, 2012	35,304
Year ending December 31, 2013	36,343
Year ending December 31, 2014 and thereafter	87,034
$321,534

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

Rental expense for the three months ended March 31, 2009 and 2008 amounted to $14,804 (unaudited) and $7,869 (unaudited), respectively.

(b) Legal proceedings

From time to time, the Company is involved in legal matters arising in the ordinary course of business.  Management currently is not aware of any legal matters or pending litigation, which would have a significant effect on the Company’s consolidated financial statements as of March 31, 2009.

In May 2007, Andrew Chien filed suit against the Company, Scott Cramer, Steve Lowe, David Wassung and Weibing Lu in United States District Court for the District of Connecticut, alleging causes of action for violation of Sections 10(b) and 20(a) of the Exchange Act. In or around November 2007, the defendants filed motions to dismiss the complaint for failure to state a claim and for lack of personal jurisdiction. Mr. Chien agreed to voluntarily amend the complaint after the motions were filed, and an amended complaint was subsequently filed on or around January 4, 2008. The amended complaint dropped Weibing Lu (who is a resident of China and was never served) as a defendant. The remaining defendants contended that the amended complaint failed to correct the deficiencies of the original complaint, and filed a renewed motion to dismiss for failure to state a claim, also preserving their challenge to personal jurisdiction. The defendants denied all claims and moved the Court to dismiss the amended complaint in its entirety in their motion to dismiss. The motion to dismiss also requested that the Court award sanctions against Mr. Chien under Federal Rule of Civil Procedure Rule 11 ("Rule 11") and the Private Securities Litigation Reform Act ("PSLRA"). On July 17, 2008, in a decision that is now published, the Court granted defendants' motion and subsequently dismissed the lawsuit, entering judgment on behalf of the defendants.  Mr. Chien filed a Notice of Appeal of the Court's dismissal of his lawsuit, opposed by the defendants, which remains pending.  Defendants were invited by Judge Kravitz to bring a post-judgment motion for sanctions pursuant to Rule 11 and the PSLRA, which they did.  On February 5, 2009, Judge Kravitz issued a ruling on defendants' Motion for Sanctions.  He found the action filed by Mr. Chien to have been entirely frivolous, and to have constituted a "substantial" violation of Rule 11, and imposed significant monetary sanctions on both Mr. Chien and his former attorney.  As part of the basis for imposing sanctions on Mr. Chien personally, the Court specifically found that Mr. Chien had knowledge of facts directly contradicting the allegations of his complaint, as evident in internet postings he made on online message boards.  Mr. Chien subsequently filed motions seeking to "re-open" this case, and to recuse Judge Kravitz, but both motions were denied.

Subsequently, Mr. Chien, proceeding pro se, filed another lawsuit against the Company, Scott Cramer, Steve Lowe, David Wassung and Weibing Lu in Connecticut Superior Court, alleging causes of action similar to those alleged in his federal complaint described above as well as state law causes of action. The Company contends that the new complaint is just as frivolous as Mr. Chien's earlier federal action, which the new complaint substantially duplicates.  The earlier federal action, described above, was found to be totally frivolous and dismissed in its entirety, with substantial monetary sanctions awarded by the judge against both Mr. Chien and his former attorney. A Notice of Removal to the U.S. District Court, District of Connecticut was filed in the state case on January 27, 2009, and the case has been assigned to Judge Kravitz, the same federal judge in the related federal case already dismissed, which is described below.  The Company has filed a motion to dismiss this new action which remains pending.  In the motion to dismiss, Defendants indicate their intention to again seek sanctions against Mr. Chien under Rule 11and the PSLRA in the event the motion is granted.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

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

(d) R&D Project

During the first quarter of 2008, Xian Tianxing contracted with Northwestern Agricultural Technology University to jointly work on an R&D project concerning the application of nano-technology in the prevention of major milk cow disease. The total projected budget for this project is approximately $574,000 (RMB 4 million) which is to be paid according to the completed stages of the project. The Company expects this project to be completed in one year. As of March 31, 2009, the Company incurred $117,352 (RMB 800,986) of expenses relating to this project. The project reached trial stage in March 2009 and the Company expects to obtain veterinary permit for the new product from government on 2010.

Note 22 - SUBSEQUENT EVENTS

In April 2009, all deposits made by the Company for potential acquisitions in the amount of $2,710,250 (RMB 18,500,000) were returned to the Company.

On May 12, 2009, the Company effectuated a 10-for-1 stock split of its issued and outstanding shares of common stock and a proportional reduction of its authorized shares of common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2009 should be read in conjunction with our consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this item. In addition to historical information, the following discussion contains certain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “may”, “will”, “could”, “expect”, “anticipate”, “intend”, “believe”, “estimate”, “plan”, “predict”, and similar terms or terminology, or the negative of such terms or other comparable terminology. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this Quarterly Report on Form 10-Q. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

Our financial statements are prepared in U.S. dollars and in accordance with accounting principles generally accepted in the United States. See “Exchange Rates” below for information concerning the exchanges rates at which Renminbi were translated into U.S. dollars at various pertinent dates and for pertinent periods.

Overview

Skystar Bio-Pharmaceutical Company (“Skystar” or the “Company”), formerly known as The Cyber Group Network Corporation, was incorporated in Nevada on September 24, 1998. The Company is a holding company that, through its variable interest entity (“VIE”) Xian Tianxing Bio-Pharmaceutical Co., Ltd. (“Xian Tianxing”), researches, develops, manufactures and distributes veterinary health care and medical care products in the People’s Republic of China (“PRC”).

All of the Company’s operations are carried out by Xian Tianxing, a PRC company, which the Company controls through contractual arrangements originally between Xian Tianxing and Skystar Bio-Pharmaceutical (Cayman) Holdings Co., Ltd. (“Skystar Cayman”), a Cayman Island company that became the Company’s wholly-owned subsidiary subsequent to a share exchange transaction on November 7, 2005.  On March 10, 2008, all of the rights and obligations of Skystar Cayman under the contractual arrangements were transferred to Sida Biotechnology (Xian) Co., Ltd. (“Sida”), a PRC company and wholly-owned subsidiary of Fortunate Time International Limited, a Hong Kong company and wholly-owned subsidiary of Skystar Cayman. Xian Tianxing also has a wholly-owned subsidiary, Shanghai Siqiang Biotechnological Co., Ltd., a PRC company.

Such contractual arrangements are necessary to comply with Chinese law limiting foreign ownership of certain companies. Through these contractual arrangements, we have the ability to substantially influence Xian Tianxing’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval. As a result of these contractual arrangements, which enable us to control Xian Tianxing, we are considered the primary beneficiary of Xian Tianxing.

Currently, we have four major product lines:

•	Our bio-pharmaceutical veterinary vaccine line currently includes over 10 products;

•	Our veterinary medicine line for poultry and livestock currently includes over 140 products;

•	Our feed additives line currently includes over 10 products; and

•	Our micro-organism products line currently includes over 10 products.

All of our revenue is derived from the sale of veterinary health care and medical care products in China. We sell our products through a distribution channel covering 29 provinces in China. As of March 31, 2009, we had over 1,128 distributors and 403 direct customers in 29 provinces in China.

Reverse Stock Split

On May 12, 2009, we effected a 10-for-1 stock split of our issued and outstanding shares of common stock as well as a corresponding reduction in the number of shares of our authorized common stock on an identical 10-for-1 basis. The reverse stock split was approved by our board of directors on April 27, 2009, and effected by filing a Certificate of Change with the Nevada Secretary of State pursuant to Nevada Revised Statutes Section 78.207.

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

•
Reclassification of Warrants to a Liability: We have adopted EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”, in connection with the warrants that were issued to investors and our placement agent in February 2007.

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" (“SFAS 161”). SFAS 161 is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable financial statement users to better understand the effects of derivatives and hedging on an entity's financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for interim periods and fiscal years beginning after November 15, 2008, with early adoption encouraged and its adoption did not have a material impact on the Company’s consolidated results of operations or consolidated financial position.

In April 2008, the FASB issued FASB Staff Position (“FSP”) 142-3 “Determination of the useful life of Intangible Assets,” which amends the factors a company should consider when developing renewal assumptions used to determine the useful life of an intangible asset under SFAS 142. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. SFAS 142 requires companies to consider whether renewal can be completed without substantial cost or material modification of the existing terms and conditions associated with the asset. FSP 142-3 replaces the previous useful life criteria with a new requirement—that an entity consider its own historical experience in renewing similar arrangements. If historical experience does not exist, then the Company would consider market participant assumptions regarding renewal including 1) highest and best use of the asset by a market participant, and 2) adjustments for other entity-specific factors included in SFAS 142, and its adoption did not have a material impact on the Company’s consolidated results of operations or consolidated financial position.

On May 9, 2008, the FASB issued FASB Staff Position No. APB 14-1 ("FSP APB 14-1"), "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)."  FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants." Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and its adoption did not have a material impact on the Company’s consolidated results of operations or consolidated financial position.

On June 16, 2008, the FASB issued FSP No. EITF 03-6-1 (“FSP EITF 03-6-1”), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. FSP EITF 03-6-1 indicates that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008 and its adoption did not have a material impact on the Company’s consolidated results of operations or consolidated financial position.

In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 (“EITF 07-5”), “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.”  EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133,  “Accounting for Derivatives and Hedging Activities,”  specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. This standard triggers liability accounting on all options and warrants exercisable at strike prices denominated in any currency other than the functional currency of the operating entity in the PRC. The Company adopted EITF 07-5 during the three months ended March 31, 2009 which resulted in an initial cumulative charge to Additional Paid In Capital of $1,108,508 and a gain of $38,328 recognized during the three months ended March 31, 2009 as a change in the fair value of warrants.

In June 2008, FASB issued EITF 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5.” The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF 98-5,  “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,”  that result from EITF 00-27 “ Application of Issue No. 98-5 to Certain Convertible Instruments,”  and SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  EITF 08-4 is effective for financial statements issued for fiscal years ending after December 15, 2008, and its adoption did not have a material impact on the Company’s consolidated results of operations or consolidated financial position.

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

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP shall be applied prospectively with retrospective application not permitted. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2). Additionally, if an entity elects to early adopt either FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1) or FSP FAS 115-2 and FAS 124-2, it must also elect to early adopt this FSP. Management is currently evaluating this new FSP but do not believe that it will have a significant impact on the determination or reporting of the financial results.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2. This FSP amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. Also, if an entity elects to early adopt either FSP FAS 157-4 or FSP FAS 107-1 and APB 28-1, the entity also is required to early adopt this FSP.  Management is currently evaluating this new FSP but do not believe that it will have a significant impact on the determination or reporting of the financial results.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1. This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP shall be effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. Management is currently evaluating the disclosure requirements of this new FSP.

Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009		2008
	Amount	Percentage of total revenue	Amount	Percentage of total revenue
Revenues	$3,823,566	100.00%	$2,686,354	100.00%
Gross Profit	$1,877,208	49.10%	$1,388,935	51.70%
Operating Expenses	$639,442	16.72%	$490,878	18.27%
Income from Operations	$1,237,766	32.37%	$898,057	33.43%
Other Expenses (Income)	$(38,398)	(1.00)%	$128,499	4.78%
Income Tax Expenses	$211,520	5.53%	$153,207	5.70%
Net Income (Loss)	$1,064,644	27.84%	$616,351	22.94%

Revenues.  All of our revenues are derived from the sale of veterinary healthcare and medical care products in the PRC. For the three months ended March 31, 2009, we had revenues of $3,823,566 as compared to revenues of $2,686,354 for the three months ended March 31, 2008, an increase of approximately 42.33%.

Revenues — Veterinary Medications.  Revenues from sales of our veterinary medications product line increased from $1,669,754 for the three months ended March 31, 2008 to $2,602,496 for the three months ended March 31, 2009 for an increase of $932,742 or 55.86%.  The increase in veterinary medication sales was primarily attributable to the expanded production capacity of our veterinary medicine plant that was completed in 2007, additional product offerings, and increased use by our customers of products for the treatment of livestock and poultry diseases during the three months ended March 31, 2009.

Revenues — Micro-Organism.  Revenues from sales of our micro-organism product line increased from $789,655 for the three months ended March 31, 2008 to $893,293 during the three months ended March 31, 2009 for an increase of $103,638 or 13.12%. The increase of $103,638 was a result of increased customer demand for our probiotics micro-organism products and enhanced sales efforts during the three months ended March 31, 2009.

Revenues — Feed Additives.  Revenues from sales of our feed additives product line increased from $93,554 for the three months ended March 31, 2008 to $182,311 for the three months ended March 31, 2009 for an increase of $88,757 or 94.87%. The increase of $88,757 was a result of increased customer demand for our multi-enzyme feed additive products during the three months ended March 31, 2009.

Revenues — Vaccines.  Revenues from sales of our vaccines product line increased from $133,391 for the three months ended March 31, 2008 to $ 145,466 for the three months ended March 31, 2009 or an increase of $12,075 or 9.05%. This increase was a result of an increase in customer demand of our vaccine products during the three months ended March 31, 2009. We are presently operating at full production capacity for our vaccine product line and therefore cannot significantly increase sales until we expand our production capabilities.

Cost of Revenue

Cost of revenue.  For the three months ended March 31, 2009, we had cost of revenues, which consists of raw materials, direct labor, and manufacturing overhead, of $1,946,358 as compared to cost of sales of $1,297,419 the three months ended March 31, 2008, an increase of approximately 50.02% as a result of our overall sales increase of 42.33%. Our cost of sales consists of four product lines: veterinary medications, micro-organism, feed additives, and vaccines.

Cost of Revenue — Veterinary Medications.  Cost of sales of our veterinary medications product line increased from $999,484 for the three months ended March 31, 2008 to $1,592,809 for the three months ended March 31, 2009, for an increase of $593,325 or approximately 59.36%. This increase was mainly due to the corresponding increase in veterinary medications sales.

Cost of Revenue — Micro-Organism.  Cost of sales of our micro-organism product line increased from $235,827 for the three months ended March 31, 2008 to $260,537 for the three months ended March 31, 2009 for an increase of $24,710 or approximately 10.48%. This increase was mainly due to the corresponding increase in micro-organism sales.

Cost of Revenue — Feed Additives.  Cost of sales of our feed additives product line increased from $46,713 for the three months ended March 31, 2008 to $77,439 for the three months ended March 31, 2009 for an increase of $30,726 or 65.78%. The increase was primarily due to an increase in feed additive sales during the three months ended March 31, 2009.

Cost of Revenue — Vaccines.  Cost of sales of our vaccines product line increased from $15,395 for the three months ended March 31, 2008 to $15,573 for the three months ended March 31, 2009, for an increase of $178 or 1.16%. This increase was a result of an increase of vaccine product sales during the three months ended March 31, 2009. Our vaccine facility is presently running at full capacity.

Operating Expenses

	The three months ended March 31, 2009,
	2009		2008
	Amount	Percentage of total revenue	Amount	Percentage of total revenue
Gross Profit	$1,877,208	49.10%	$1,388,935	51.70%
Operating Expenses	$639,442	16.72%	$490,878	18.27%
Selling Expenses	$207,395	5.42%	$189,844	7.07%
General and Administrative Expenses	$314,695	8.23%	$253,735	9.45%
Research and Development Costs	$117,352	3.07%	$47,299	1.76%
Income from Operations	$1,237,766	32.37%	$898,057	33.43%

Selling Expenses.  Selling expenses, which consist of commissions, advertising and promotion expenses, freight charges, and salaries, totaled $189,844 for the three months ended March 31, 2008 as compared to $207,395 for the three months ended March 31, 2009, an increase of approximately 9.24%. This increase is a result of our increased sales during the three months ended March 31, 2009.

General and Administrative Expenses.  General and administrative expenses totaled $314,695 for the three months ended March 31, 2009, as compared to $253,735 for the three months ended March 31, 2008, an increase of approximately 24.03%. General and administrative expenses are primarily legal, accounting and other professional fees that we incurred as a U.S. public company. Our general and administrative expenses were higher during the three months ended March 31, 2009 as a result of the increased costs of being a U.S. publicly traded company. We anticipate that our general and administrative expenses will increase due to the increasing costs of being a U.S. public company.

Research and Development Costs.  Research and development costs, which consist of salaries, professional fees, and technical support fees, totaled $117,352 for the three months ended March 31, 2009, as compared to $47,299 for the three months ended March 31, 2008, an increase of approximately 148.11%. This increase is primarily attributable to increased research and development activities from developing veterinary medicines and vaccines. We anticipate that our research and development costs will continue to increase as we continue improve existing products and develop new products.

Liquidity

For the three months ended March 31, 2009, the cash provided by operating activities was $133,395 compared to cash used of $1,035,518 for the same period in 2008. This increase is attributable to the increase in net income of $448,293 from $616,351 for the three months ended March 31, 2008 to $1,064,644 for the three months ended March 31, 2009, as a result of increased sales of our veterinary medicines and micro-organism products. For the three months ended March 31, 2009, net cash provided by operating activities other than net income was mainly due to an increase of $900,427 in taxes payable and a decrease of $2,551,310 in deposits and prepaid expenses. However, this increase was offset by an increase of $2,888,742 in inventories, an increase of $994,017 in accounts receivable, and a decrease in accrued expenses of $382,703, which collectively decreased cash provided by operating activities by $813,725 for the three months ended March 31, 2009 as compared to the prior year.  For the three months ended March 31, 2008, the decrease in cash used in operating activities was a result of (a) bulk purchases of certain raw materials for anticipated production of both existing and new products in the second and third quarter of fiscal 2008, and (b) increased prepayments to certain suppliers to ensure low purchase price of certain raw materials.

We used $714,270 in investing activities for the three months ended March 31, 2009, as compared to generating $473,967 in investing activities for the three months ended March 31, 2008. The net cash used in investing activities for the three months ended March 31, 2009 was a result of $242,507 in payments made to construction in progress, $366,275 of non-interest bearing loans made to third parties, and property, plant and equipment purchase of $73,255, as compared to $521,796 collected of a non-interest bearing loan to a third party offset with $47,829 used in property, plant and equipment purchase during the three months ended March 31, 2008.

Cash provided by financing activities was $126,877 for the three months ended March 31, 2009 as compared to $160,533 generated for the three months ended March 31, 2008. For the three months ended March 31, 2009, we had proceeds from a short term loan of $219,765 that was offset by repayments of short term loans from shareholders of $175,812. For the three months ended March 31, 2008 we generated $561,346 from shareholder loans and short term loans which was offset by the repayment of advances from shareholders and directors of $357,829. These loans are further discussed in detail in Note 13 and Note 20, respectively, of the footnotes accompanying the consolidated financial statements.

As of March 31, 2009, we had cash of $203,675. Our total current assets were $13,076,457, and our total current liabilities were $4,600,675, which resulted in a net working capital of $8,475,782. Management believes that we have the ability to meet cash requirements for our operations in order to continue as a going concern, including sufficient cash flows to meet our obligations on a timely basis in the foreseeable future, provided that we can continue to maintain profitable operations and our net working capital remains liquid.

Capital Resources

During the three months ended March 31, 2009 we borrowed $219,765 on a short term basis and repaid the bank $175,812. During April 2009, we collected $2,710,250 as a result of the full return of deposits that we previously made for potential acquisitions. However, if we are to acquire another business or further expand our operations, we will need additional capital.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
R&D Project Obligation	$253,017	$253,017	$-	$-	$-
Operating Lease Obligations	321,534	44,415	118,438	71,647	87,034
Total	$574,551	$297,432	$118,438	$71,647	$87,034

During the first quarter of 2008, Xian Tianxing entered into an agreement with Northwestern Agricultural Technology University to jointly work on a research and development project regarding the application of nano-technology in the prevention of a major milk cow disease. The total projected budget for this project is approximately $574,000 (RMB 4 million), which we would pay in installments as the stages of the project are completed. We expect this project to be completed in one year. The research and development expense for this project during 2008 was approximately $43,245 (RMB 0.3 million), and as of March 31, 2009, we also made $73,255 (RMB 500,000) of prepayment for purchase of specific raw materials for the project. We anticipate that the remaining $179,762 (RMB 1,226,961) will be spent during 2009.

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

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the consolidated financial statements or otherwise stated in this Quarterly Report were as follows:

	March 31, 2009	December 31, 2008	March 31, 2008

Assets and liabilities	USD0.1465:RMB1	USD0.1467:RMB1	USD0.1428:RMB1

Statements of operations and cash flows for the period/year ended	USD0.14651:RMB1	USD0.14415:RMB1	USD0.13977:RMB1

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

In our annual report on Form 10-K for the year ended December 31, 2008, we reported certain material weaknesses involving control activities, specifically:

1.
Accounting and Finance Personnel Weaknesses - The current accounting staffs are relatively inexperienced, and require substantial training so as to meet with the higher demands necessary to fulfill the requirements of U.S. GAAP-based reporting and SEC rules and regulations.

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

Our financial reporting process includes extensive procedures we undertake in order to obtain assurance regarding the reliability of our published financial statements, notwithstanding the material weaknesses in internal control. We expanded our review of accounting for business combinations to help compensate for our material weaknesses in order to provide assurance that the financial statements are free of material inaccuracies or omissions of material fact. As a result, management, to the best of its knowledge, believes that (i) this report does not contain any untrue statements of a material fact or omits any material fact and (ii) the financial statements and other financial information included in this report have been prepared in conformity with U.S. GAAP and fairly present in all material aspects our financial condition, results of operations, and cash flows.

Changes in Internal Control over Financial Reporting

Except for the remedial actions taken as described above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Relating to Our Business

Our relatively limited operating history makes it difficult to evaluate our future prospects and results of operations.

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

Under Chinese laws and regulations, a foreign invested enterprise may enjoy preferential tax benefits if it is registered in a high-tech zone and also qualifies as “new or high-technology enterprise”. As a foreign invested enterprise as well as a certified “new or high-technology enterprise” located in a high-tech zone in Xi’an, Xian Tianxing has been approved as a new technology enterprise and under Chinese Income Tax Laws, it is entitled to a preferential tax rate of 15%. If the Chinese law were to phase out preferential tax benefits currently granted to “new or high-technology enterprises” and technology consulting services, we would be subject to the standard statutory tax rate, which currently is 33%, and we would be unable to obtain business tax refunds for our provision of technology consulting services. Loss of these preferential tax treatments could have a material and adverse effect on our financial condition and results of operations.

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

Risks Related to an Investment in Our Securities

The exercise of warrants could result in dilution of the company in terms of a particular percentage ownership in the company as well as the book value of the common shares. The sale of a large amount of common shares received upon exercise of the warrants on the public market to finance the exercise price or to pay associated income taxes, or the perception that such sales could occur, could substantially depress the prevailing market prices for our shares.

The exercise price of our warrants may be less than the current market price for our common shares. In the event of the exercise of these securities, a stockholder could suffer substantial dilution of his, her or its investment in terms of the percentage ownership in us as well as the book value of the common shares held. Full conversion and exercise of the warrants would increase the outstanding common shares as of May 18, 2009 by approximately 8.3% to approximately 2,023,847 shares.

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

If the trading price of our common shares falls below $5 per share, the open-market trading of our common shares will be subject to the “penny stock” rules. The “penny stock” rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser’s written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell our common shares, and may result in decreased liquidity for our common shares and increased transaction costs for sales and purchases of our common shares as compared to other securities.

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

Our corporate actions are substantially controlled by our management members and affiliated entities.

As of May 18, 2009, our management members and their affiliated entities own approximately 30.7% of our outstanding common shares, representing approximately 30.7% of our voting power. These stockholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions. In addition, because of the percentage of ownership and voting concentration in our management members and their affiliated entities, elections of our board of directors will generally be within the control of these stockholders and their affiliated entities. While all of our stockholders are entitled to vote on matters submitted to our stockholders for approval, the concentration of shares and voting control presently lies with our management members and their affiliated entities. As such, it would be difficult for stockholders to propose and have approved proposals not supported by management. There can be no assurances that matters voted upon by our officers and directors in their capacity as stockholders will be viewed favorably by all stockholders of the company.

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

Prior to our acquisition of Skystar Cayman in November 2005, we were engaged in businesses unrelated to our current operations. Although the prior business owners provided certain indemnifications against any loss, liability, claim, damage or expense arising out of or based on any breach of or inaccuracy in any of their representations and warranties made regarding such acquisition, any liabilities relating to such prior business against which we are not completely indemnified may have a material adverse effect on us.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 11, 2009, we issued 2,609 shares (taking into account the 10-for-1 stock split effected on May 12, 2009) of our restricted common stock to Bennet P. Tchaikovsky as compensation, pursuant to the terms of the agreement under which we engaged Mr. Tchaikovsky’s services as our chief financial officer.

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

3.1	Charter of The Cyber Group Network Corporation as filed with the State of Nevada (4)

3.2	Certificate of Amendment and Certificate of Change (5)

3.3	Certificate of Amendment to Increase Number of Authorized Shares of Common Stock (13)

3.4	Certificate of Change (15)

3.5	Amended and Restated Bylaws of Skystar Bio-Pharmaceutical Company (14)

4.1	Certificate of Designation of Series B Convertible Preferred Stock (4)

4.2	Form of Class A Convertible Debenture (6)

4.3	Form of Class B Convertible Debenture (6)

4.4	Form of Class A Warrant (6)

4.5	Form of Class B Warrant (6)

10.1	Form of Securities Purchase Agreement, dated as of February 26, 2007 by and among the Company and eight accredited investors (6)

10.2	Form of Registration Rights Agreement, dated as of February 26, 2007 by and among the Company and eight accredited investors (6)

10.3	Form of Company Principal Lockup Agreement in connection with the Securities Purchase Agreement dated as of February 26, 2007 (6)

10.4	Form of the Amendment, Exchange and Waiver Agreement between the Company and certain accredited investors dated November 9, 2007 (7)

10.5	Form of the Amendment and Waiver Agreement between Skystar Bio-Pharmaceutical Company and two institutional and accredited investors dated March 31, 2008 (10)

10.6	Amendment to Consulting Services Agreement among Skystar Cayman, Xian Tianxing and Sida Biotechnology (Xian) Co., Ltd. (“Sida”) dated March 10, 2008 (8)

10.7	Agreement to Transfer of Operating Agreement among Skystar Cayman, Xian Tianxing, Xian Tianxing’s Majority Stockholders, Weibing Lu and Sida dated March 10, 2008 (8)

10.8	Amendment to Equity Pledge Agreement among Skystar Cayman, Xian Tianxing, Xian Tianxing’s Majority Stockholders, and Sida dated March 10, 2008 (8)

10.9	Designation Agreement among Skystar Cayman, Xian Tianxing, Xian Tianxing’s Majority Stockholders, Weibing Lu and Sida dated March 10, 2008 (8)

10.10	Agreement to Transfer of Option Agreement among Skystar Cayman, Xian Tianxing, Xian Tianxing Majority Stockholders, Weibing Lu and Sida dated March 10, 2008 (8)

10.11	Employment Agreement with Weibing Lu dated May 5, 2008 (11)

10.12	Loanout Agreement with Worldwide Officers, Inc. with respect to the services of Bennet Tchaikovsky, our Chief Financial Officer, dated May 5, 2008 (11)

10.13	Form of Director Offer Letter with Mr. Qiang Fan and Mr. Winston Yen (14)

10.14	Form of Director Offer Letter with Chengtun Qu and Shouguo Zhao (14)

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer (16)

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer (16)

32.1	Section 906 Certification by the Corporation's Chief Executive Officer (16)

32.2	Section 906 Certification by the Corporation's Chief Financial Officer (16)

99.1	Legal Opinion from Allbright Law Offices regarding the transfer of the contractual arrangements from Skystar Cayman to Sida, dated April 29, 2008 (12)

99.2	Lease Agreement between Xian Tianxing and Weibing Lu dated June 1, 2007 (9)

99.3	Lease Agreement between Shanghai Siqiang Biotechnological Co., Ltd. and Weibing Lu dated June 17, 2007 (12)

99.4	Summary of Research Arrangement between Shanghai Poultry Verminosis Institute and Xian Tianxing (12)

99.5	Cooperation Agreement between Shaanxi Microbial Institute and Xian Tianxing (12)

(1)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A filed on June 1, 2000.

(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A filed on January 12, 2001.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 26, 2005.

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 14, 2005.

(5)	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB filed on April 17, 2006.

(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 5, 2007.

(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 11, 2007.

(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K on March 11, 2008.

(9)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K on April 2, 2008.

(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K on April 23, 2008.

(11)	Incorporated by reference from the Registrant’s Current Report on Form 8-K on May 5, 2008.

(12)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1/A filed on June 26, 2008.

(13)	Incorporated by reference from the Registrant’s Current Report on Form 8-K on July 14, 2008.

(14)	Incorporated by reference from the Registrant’s Current Report on Form 8-K on July 15, 2008.

(15)	Incorporated by reference from the Registrant’s Current Report on Form 8-K on May 18, 2009.

(16)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 19, 2009	SKYSTAR BIO-PHARMACEUTICAL COMPANY

	By:	/s/ Weibing Lu
Weibing Lu Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Bennet P. Tchaikovsky
Bennet P. Tchaikovsky Chief Financial Officer (Principal Financial and Accounting Officer)