Form 10-Q
period 2009-06-30
SKYSTAR BIO-PHARMACEUTICAL CO
filed 2009-08-14
CIK 1076939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009

or

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
☐	For the transition period from to .

Commission File Number 000-28153

Skystar Bio-Pharmaceutical Company
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	33-0901534 (I.R.S. employer identification number)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 10, 2009, the Registrant had 3,480,014 shares of Common Stock outstanding.

SKYSTAR BIO-PHARMACEUTICAL COMPANY

FORM 10-Q

INDEX

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

PART I.  FINANCIAL INFORMATION

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2009 AND DECEMBER 31, 2008

ASSETS

	June 30, 2009	December 31, 2008
	(Unaudited)
CURRENT ASSETS:
Cash	$410,554	$576,409
Restricted cash	151	80,885
Short-term investments	307,650	352,080
Accounts receivable, net of allowance for doubtful accounts of $327,410
and $327,857 as of June 30, 2009 and December 31, 2008, respectively	3,832,627	2,424,102
Inventories	8,244,383	3,086,060
Deposits and prepaid expenses	2,714,259	4,878,851
Loans receivable	1,979,435	295,087
Other receivables	127,102	85,099
Total current assets	17,616,161	11,778,573

PLANT AND EQUIPMENT, NET	7,177,736	7,413,689
CONSTRUCTION-IN-PROGRESS	9,324,597	6,516,630

OTHER ASSETS:
Long-term prepayments	1,465,000	5,207,117
Intangible assets, net	821,270	899,529
Total other assets	2,286,270	6,106,646
Total assets	$36,404,764	$31,815,538

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$349,706	$547,430
Accrued expenses	1,280,547	1,488,575
Short-term loans	952,250	748,170
Short-term loans from shareholders	109,875	308,070
Deposits from customers	258,970	424,266
Taxes payable	2,597,886	212,661
Other payables	86,525	68,398
Shares to be issued to related parties	173,228	95,204
Due to related parties	550,895	242,225
Total current liabilities	6,359,882	4,134,999

OTHER LIABILITIES:
Deferred government grant	1,098,750	1,100,250
Warrant liability	2,319,787	—
Total other liabilities	3,418,537	1,100,250
Total liabilities	9,778,419	5,235,249

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 50,000,000 Series "A" shares authorized and
2,000,000 shares issued and outstanding as of June 30, 2009 and December 31, 2008
48,000,000 Series "B" shares authorized, Nil Series "B" shares
issued and outstanding as of June 30, 2009 and December 31, 2008	2,000	2,000
Common stock, $0.001 par value, 20,000,000 shares authorized, 3,480,014 and 1,866,519 shares
issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	3,480	1,867
Paid-in capital	34,435,364	16,347,641
Contribution receivable	(19,167,323)	—
Statutory reserves	3,311,013	2,952,710
Retained earnings	5,238,885	4,418,464
Accumulated other comprehensive income	2,802,926	2,857,607
Total shareholders' equity	26,626,345	26,580,289
Total liabilities and shareholders' equity	$36,404,764	$31,815,538

The accompanying notes are an integral part of these consolidated financial statements.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2009 and 2008
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

REVENUE, NET	$6,243,438	$4,478,194	$10,067,004	$7,164,548

COST OF REVENUE	2,958,837	2,166,484	4,905,195	3,463,903

GROSS PROFIT	3,284,601	2,311,710	5,161,809	3,700,645

OPERATING EXPENSES:
Research and development	366,695	119,399	484,047	166,698
Selling expenses	585,207	302,843	792,602	492,687
General and administrative	625,359	648,591	940,054	902,326
Total operating expenses	1,577,261	1,070,833	2,216,703	1,561,711

INCOME FROM OPERATIONS	1,707,340	1,240,877	2,945,106	2,138,934

OTHER EXPENSE:
Other expense, net	(310)	(492,895)	(542)	(493,258)
Interest expense, net	(788)	(355,039)	(486)	(483,175)
Inducement cost for debentures converted	—	(257,775)	—	(257,775)
Change in fair value of warrants	(1,480,484)	—	(1,442,156)	—
Total other expense, net	(1,481,582)	(1,105,709)	(1,443,184)	(1,234,208)

INCOME BEFORE PROVISION FOR INCOME TAXES	225,758	135,168	1,501,922	904,726

PROVISION FOR INCOME TAXES	342,555	261,233	554,075	414,440

NET INCOME (LOSS)	(116,797)	(126,065)	947,847	490,286

OTHER COMPREHENSIVE (LOSS) INCOME:
Foreign currency translation adjustment	(16,233)	456,967	(54,681)	1,226,980

COMPREHENSIVE INCOME	$(133,030)	$330,902	$893,166	$1,717,266

EARNINGS (LOSS) PER SHARE:
Basic	$(0.06)	$(0.07)	$0.51	$0.28
Diluted	$(0.06)	$(0.07)	$0.50	$0.27

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic	1,869,512	1,836,932	1,868,854	1,780,149
Diluted	1,869,512	1,836,932	1,912,216	1,787,032

The accompanying notes are an integral part of these consolidated financial statements.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

									Accumulated
							Retained earnings		other
	Preferred stock		Common stock		Paid-in	Contribution	Statutory		comprehensive
	Shares	Amount	Shares	Amount	capital	Receivable	reserves	Unrestricted	income	Total
BALANCE, December 31, 2007	2,000,000	$2,000	1,711,120	$1,711	$14,693,920	$—	$1,652,720	$122,271	$1,442,602	$17,915,224

Stock-based compensation					62,758					62,758
Shares issued for services			9,000	9	99,891					99,900
Shares issued for debt settlement			21,040	21	220,899					220,920
Debentures converted to common stock			122,750	123	1,239,655					1,239,778
Foreign currency translation									1,226,980	1,226,980
Net income								490,286		490,286
Appropriation to statutory reserve							243,256	(243,256)		—

BALANCE, June 30, 2008, (Unaudited)	2,000,000	2,000	1,863,910	1,864	16,317,123	—	1,895,976	369,301	2,669,582	21,255,846

Shares issued for services			2,609	3	30,518					30,521
Shares issued for debt settlement										—
Debentures converted to common stock										—
Foreign currency translation									188,025	188,025
Net income								5,105,897		5,105,897
Appropriation to statutory reserves							1,056,734	(1,056,734)		—

BALANCE, December 31, 2008, as previously reported	2,000,000	2,000	1,866,519	1,867	16,347,641	—	2,952,710	4,418,464	2,857,607	26,580,289

Cumulative effect of reclassification of warrants					(1,108,508)			230,877		(877,631)

BALANCE, January 1, 2009, as adjusted, (Unaudited)	2,000,000	2,000	1,866,519	1,867	15,239,133	—	2,952,710	4,649,341	2,857,607	25,702,658

Shares issued for services			2,609	2	30,519					30,521
Fractional shares due to the ten-for-one reverse split			886	1	(1)					—
Shares issued for cash			1,610,000	1,610	19,165,713	(19,167,323)				—
Foreign currency translation									(54,681)	(54,681)
Net income								947,847		947,847
Appropriation to statutory reserves							358,303	(358,303)		—

BALANCE, June 30, 2009, (Unaudited)	2,000,000	$2,000	3,480,014	$3,480	$34,435,364	$(19,167,323)	$3,311,013	$5,238,885	$2,802,926	$26,626,345

The accompanying notes are an integral part of these consolidated financial statements.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

	Six months ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$947,847	$490,286
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	225,953	217,378
Amortization	77,070	74,583
Amortization of deferred financing costs	—	101,815
Amortization of discount on debentures	—	406,538
Amortization of deferred compensation	—	62,758
Inducement cost for debentures converted	—	257,775
Default premium on debentures	—	490,713
Common stock issued for services	30,521	99,900
Common stock to be issued to related parties for compensation	78,024	—
Inducement cost for debt settlement	—	42,081
Change in fair value of warrant liability	1,442,156	—
Change in operating assets and liabilities
Accounts receivable	(1,412,505)	(1,405,631)
Inventories	(5,164,998)	(2,197,924)
Deposits and prepaid expenses	2,158,970	(2,163,863)
Other receivables	(43,532)	(33,447)
Accounts payable	(197,071)	174,345
Accrued expenses	(207,294)	436,050
Deposits from customers	(164,796)	90,686
Taxes payable	2,386,654	1,339,210
Other payables	18,229	(4,206)
Net cash provided by (used in) operating activities	175,228	(1,520,953)

CASH FLOWS FROM INVESTING ACTIVITIES:
Refund of long-term prepayments	2,711,545	—
Proceeds from short-term investments	43,971	—
Additions to loans receivable	(1,685,555)	—
Proceeds from loans receivable	—	671,364
Purchases of plant and equipment	—	(76,775)
Payments on construction-in-progress	(1,792,941)	—
Net cash (used in) provided by investing activities	(722,980)	594,589

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease (increase) in restricted cash	80,662	(500)
Principal payments on short-term loans from shareholders	(307,798)	(425,911)
Due to related parties	420,038	487,428
Repayments to related companies	—	(47,453)
Proceeds from shareholders loans	—	297,864
Proceeds from short-term loans	205,198	—
Net cash provided by financing activities	398,100	311,428

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(16,203)	26,887

DECREASE IN CASH	(165,855)	(588,049)

CASH, beginning of period	576,409	771,492

CASH, end of period	$410,554	$183,443

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$40,448	$—
Cash paid for income taxes	$—	$2,645
Non-cash investing and financing activities
Long-term prepayment transferred to construction-in-progress	$1,025,257	$—
Issuance of common stock for debt settlement	$—	$178,839
Debentures converted to common stock	$—	$982,003
Interest expense capitalized as construction-in-progress	$40,050	$—

The accompanying notes are an integral part of these consolidated financial statements.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

Note 1 - ORGANIZATION

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

Sida was established by Fortunate Time on July 10, 2007, with registered capital of $5,000,000. Fortunate Time invested $2,000,000 into Sida on July 20, 2007, which amount is payable to Skystar Cayman. On July 9, 2009, Fortunate Time invested the remaining $3,000,000 into Sida. Xi’an High Technology District approved Sida’s application to increase its registered capital to $15,000,000 on July 13, 2009. On July 15, 2009, Sida received the $10,000,000 additional registered capital from Fortunate Time. Funds from Fortunate Time for $13,000,000 was from the cash proceeds of the equity offering which is further discussed in Note 15.

Hereinafter, Skystar, Skystar Cayman, Fortunate Time, Sida, Xian Tianxing and Shanghai Siqiang are sometimes collectively referred to as the “Company.”

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K.  The results for the six months ended June 30, 2009, are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

Basis of presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and have been consistently applied.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. For example, the Company estimates its allowance for doubtful accounts and useful lives of plant and equipment. Because of the use of estimates inherent in the financial reporting process, actual results could materially differ from those estimates upon which the carrying values were based.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Skystar Cayman, Fortunate Time, and Sida, and its VIEs, Xian Tianxing and Shanghai Siqiang. All significant inter-company transactions and balances among the Company, its subsidiaries and VIEs have been eliminated in consolidation.

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

The quotation of the exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the People's Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People's Bank of China. The rates of exchange quoted by the People’s Bank of China on June 30, 2009 and December 31, 2008 were US $1.00 to RMB 6.83 and RMB 6.82, respectively. The average translation rates of US $1.00 to RMB 6.25 and RMB 6.97 was applied to the income statement accounts for the six-month periods ended June 30, 2009 and 2008, respectively. For the three-month period ended June 30, 2009 and 2008, the average translation rates were $1.00 to RMB 6.82 and RMB 7.05, respectively.

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

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

Fair values of financial instruments

Statement of Financial Accounting Standards (“SFAS”) 107, “Disclosure about Fair Value of Financial Instruments,” defines financial instruments and requires fair value disclosure of applicable financial instruments. SFAS 157, “Fair Value Measurements,” adopted January 1, 2008, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. Short-term investments, receivables, payables, short-term loans, and warrant liability qualify as financial instruments. Management concluded the carrying values of these financial instruments are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and, if applicable, their stated interest rate approximates rates currently available. The three levels of valuation hierarchy are defined as follows:

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

The Company analyzes all financial instruments with features of both liabilities and equity under SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and Emerging Issues Task Force (“EITF”) 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

Effective January 1, 2009, the Company adopted the provisions of EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock,” which is effective for financial statements for fiscal years beginning after December 15, 2008 and which replaced the previous guidance on this topic in EITF 01-6. Paragraph 11(a) of SFAS 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception.

As a result of adopting EITF 07-5, 154,550 warrants previously treated as equity pursuant to the derivative treatment exemption are no longer afforded equity treatment because the strike price of the warrants is denominated in U.S. dollars, a currency other than the Company’s functional currency, the Chinese Renminbi. As a result, the warrants are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expired.

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in February 2007. On January 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, $230,877 to beginning retained earnings and $877,631 to warrant liability to recognize the fair value of such warrants. The Company recognized losses of $1,480,484 and $1,442,156 from the change in fair value of the warrant liability for the three months and six months ended June 30, 2009, respectively.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

These common stock purchase warrants do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using the Black-Scholes Option Pricing Model (“Black-Scholes Model”) using the following assumptions:

	Warrants - 97,500		Warrants - 57,050
	June 30, 2009	January 1, 2009	June 30, 2009	January 1, 2009
	(Unaudited)		(Unaudited)
Stock price	$17.94	$9.50	$17.94	$9.50
Exercise price	$12.00	$12.00	$10.00	$10.00
Annual dividend yield	—	—	—	—
Expected term (years)	0.67	1.20	2.67	3.20
Risk-free interest rate	0.000%	0.875%	1.375%	1.125%
Expected volatility	292%	140%	170%	130%

Expected volatility is based on historical volatility. Historical volatility was computed using daily pricing observations for recent periods that correspond to the term of the warrants. The Company believes this method produces an estimate that is representative of future volatility over the expected term of these warrants. The Company has no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants. The risk-free interest rate is based on U.S. Treasury securities according to the remaining term of the warrants.

As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Depending on the product and the terms of the transaction, the fair values of notes payable and warrant liability were modeled using a series of techniques, including closed-form analytic formula, such as the Black-Scholes Model, which does not entail material subjectivity because the methodology employed does not necessitate significant judgment, and the pricing inputs are observed from actively quoted markets.

The fair value of the 154,550 warrants was determined using the Black-Scholes Model, defined in SFAS 157 as level 2 inputs, and recorded the change in earnings. As a result, the warrant liability is carried on the consolidated balance sheets at fair value.

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2009:

	Carrying Value at June 30, 2009	Fair Value Measurement at June 30, 2009
		Level 1	Level 2	Level 3
Short-term investments	$307,650	$307,650	$—	$—
Warrant liability	$2,319,787	$—	$2,319,787	$—

Other than the short-term investments and warrant liability carried at fair value, the Company did not identify any other assets and liabilities that are required to be presented on the balance sheet at fair value in accordance with SFAS 157.

Revenue recognition

Revenue of the Company is primarily from the sales of veterinary healthcare and medical care products in China. Sales are recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured. Sales are presented net of value added tax (“VAT”). No allowance for sales returns is made on these consolidated financial statements as sales returns are de minimis based on historical experience.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

There are two types of sales upon which revenue is recognized:

a.	Credit sales: Revenue is recognized when the products have been delivered to the customers.

b.	Full payment before delivering: Revenue is recognized when the products have been delivered to customers.

Shipping and handling costs related to costs of goods sold are included in selling expenses, which totaled $218,734 and $85,084 for the three months ended June 30, 2009 and 2008, respectively and $309,741 and $123,888 for the six months ended June 30, 2009 and 2008, respectively.

The Company’s revenues and cost of revenues by product line were as follows for the three and six months ended June 30, 2009 and 2008:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Micro-organism	$1,735,534	$1,151,600	$2,628,827	$1,941,255
Veterinary Medications	3,913,444	2,934,247	6,515,940	4,604,001
Feed Additives	281,461	176,627	463,772	270,181
Vaccines	312,999	215,720	458,465	349,111
Total Revenues	6,243,438	4,478,194	10,067,004	7,164,548

Cost of Revenues
Micro-organism	513,310	349,299	773,847	585,126
Veterinary Medications	2,276,216	1,713,460	3,869,025	2,712,944
Feed Additives	121,367	79,927	198,806	126,640
Vaccines	47,944	23,798	63,517	39,193
Total Cost of Revenues	2,958,837	2,166,484	4,905,195	3,463,903
Gross Profit	$3,284,601	$2,311,710	$5,161,809	$3,700,645

Cash

Cash includes cash on hand, demand deposits with banks and liquid investments with an original maturity of three months or less.

Restricted cash

Restricted cash is comprised of amounts received from the PRC government as subsidies and set aside for specific uses (see Note 14). Restricted cash is maintained as bank deposits and reflected as current assets based on the expected period when such funds will be put into their specific uses.

Short-term investments

Short-term investments are comprised of securities classified as available-for-sale, held by a private investment trust company for investing activities with a fixed rate of return on investment. Available-for-sale securities are carried at fair value, with unrealized gains or losses reported in other comprehensive income, net of tax. Realized gains or losses are included in the results of operations. There was no unrealized gain or loss relating to short-term investments for the three and six months ended June 30, 2009 and 2008, and as such, no such amounts were included in other comprehensive income for such periods.

The Company entered into an investment agreement with an unrelated party in 2007 to invest certain funds in the Chinese stock market. The nature of the investment is available-for-sale with certain guaranteed returns such as 7.2% interest through August 1, 2008 and 5.0% interest after August 1, 2008 for one year. There are no restrictions or penalties for early withdrawals prior to maturity. The investment matured on July 31, 2009 and the investment principal of $307,650 and accrued interest of $22,660 was received by the Company on August 3, 2009.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

Accounts receivable and other receivables

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

Inventories

Inventories are stated at the lower of cost or market, as determined on a moving weighted-average basis. Inventories include purchases and related costs incurred in bringing the inventories to their present location and condition. Management reviews inventories for obsolescence and cost in excess of net realizable value at least annually and records a reserve against the inventory and additional cost of goods sold when the carrying value exceeds net realizable value.

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs which do not improve or extend the useful lives of the assets are charged to operations as incurred, while renewals and betterments are capitalized. Gains and losses on disposals are included in the results of operations. Estimated useful lives of the assets are as follows:

Estimated Useful Life
Buildings	20-40 years
Machinery and equipment	10 years
Computer, office equipment and furniture	5 years
Vehicles	5-10 years

Management assesses the carrying value of plant and equipment annually, more often when factors indicating impairment are present, and reduces the carrying value of such assets by the amount of the impairment. The Company determines the existence of such impairment by measuring the expected future cash flows (undiscounted and without interest charges) and comparing such amount to the net asset carrying value. An impairment loss, if it exists, is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Based on its review, management believes that, as of June 30, 2009 and December 31, 2008, there was no impairment for its plant and equipment.

Construction-in-progress

Construction-in-progress includes direct costs of construction of a factory building. Interest incurred during the period of construction, if significant, is capitalized. All other interest is expensed as incurred. Construction-in-progress is not depreciated until such time the assets are completed and put into service.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

Intangible assets

Land Use Rights — Land use rights represent the amounts paid to acquire a long-term interest to utilize the land underlying the Company’s facilities. This type of arrangement is common for the use of land in the PRC. Land use rights are amortized on a straight-line basis over its 50-year term.

Technological Know-How — Purchased technological know-how includes confidential formulas, manufacturing processes, technical and procedural manuals, and is amortized using the straight-line method over the expected useful life of five years, which reflects the period over which such confidential formulas, manufacturing processes, and technical and procedural manuals are kept confidential by the Company as agreed between the Company and the selling parties.

Impairment of Intangible Assets — The Company evaluates the carrying value of intangible assets annually, or more often when factors indicating impairment are present. The Company determines the existence of such impairment by measuring the estimated future cash flows (undiscounted) and comparing such amount to the net asset carrying value. If the undiscounted cash flow estimated to be generated by any such intangible asset is less than its carrying amount, a loss is recognized based on the amount by which the carrying amount exceeds the intangible asset’s fair market value. Loss on intangible assets to be disposed of is determined in a similar manner, except that fair market values are reduced by the cost of disposal. Based on its review, the Company believes that, as of June 30, 2009, there was no impairment of its intangible assets.

Comprehensive income

SFAS 130, “Reporting Comprehensive Income,” requires disclosure of all components of comprehensive income and loss on an annual and interim basis. Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The accompanying consolidated financial statements include the provisions of SFAS 130. Accumulated other comprehensive income is comprised of the changes in foreign currency exchange rates.

Research and development costs

Research and development costs are charged to operations as incurred and include salaries, professional fees and technical support fees related to such efforts.

Advertising costs

Advertising costs are charged to operations currently. Advertising costs totaled to $36,921 and $10,931 for the three months ended June 30, 2009 and 2008, respectively, and $75,857 and $25,068 for the six months ended June 30, 2009 and 2008, respectively.

Income taxes

The Company accounts for income taxes in accordance with the SFAS 109, “Accounting for Income Taxes,” and FIN 48, “Accounting for Uncertainty in Income Taxes.” SFAS 109 requires a company to use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under SFAS 109, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized. There was no deferred tax amount as of June 30, 2009 and December 31, 2008.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

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

Stock-based compensation

The Company records stock-based compensation in accordance with SFAS 123R, “Share-Based Payment.” SFAS 123R requires companies to measure compensation cost of stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. Under SFAS 123R, the Company’s volatility is based on the historical volatility of the Company’s stock or the expected volatility of similar companies. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. SFAS 123R allows the “simplified” method to determine the term of employee options when certain information is not available. Because the Company does not have a history of employee stock options, the Company used the “simplified” method to estimate the expected life of the options.

Stock-based compensation granted to non-employees is determined in accordance with EITF 96-18, “Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services,” which incorporates the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

The Company uses the Black-Scholes Model which was developed for use in estimating the fair value of options. This models requires the input of highly complex and subjective variables including the expected life of options granted and the Company’s expected stock price volatility over a period equal to or greater than the expected life of the options. Because changes in the subjective assumptions can materially affect the estimated value of the Company’s employee stock options, it is management’s opinion that the Black-Scholes Model may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123R using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Earnings per share

Earnings per share is calculated in accordance with the SFAS 128, “Earnings Per Share.” Basic earnings per share is based upon the weighted-average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares, including convertible preferred shares, and stock options were converted or exercised. Further, SFAS 128 requires that stock dividends or stock splits be accounted for retroactively if the stock dividends or stock splits occur during the period, or retroactively if the stock dividends or stock splits occur after the end of the period but before the release of the financial statements, by considering it outstanding of the entirety of each period presented. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

All share and per share amounts used in the Company's consolidated financial statements and notes thereto have been retroactively restated to reflect the 10-for-1 reverse stock split effectuated on May 12, 2009.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on previously reported net income or cash flows.

Recently issued accounting pronouncements

SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of SFAS No. 133,” became effective for the Company on January 1, 2009.  SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. The adoption of SFAS 161 did not have a material impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS 128, “Earnings per Share.” The FSP requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. The FSP is effective for fiscal years beginning after December 15, 2008; earlier application is not permitted. The adoption of EITF 03-6-1 did not have a material impact on the Company’s consolidated financial statements.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP FAS 157-3 clarifies the application of SFAS 157 in an inactive market, without changing its existing principles. The FSP was effective immediately upon issuance. The adoption of FSP FAS 157-3 did not have an effect on the Company’s consolidated financial statements.

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

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP is to be applied prospectively with retrospective application not permitted. This FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” Additionally, if an entity elects to early adopt either FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” or FSP FAS 115-2 and FAS 124-2, it must also elect to early adopt this FSP. Management is currently evaluating this new FSP but does not believe that it will have a significant impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1. This FSP amends SFAS 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company adopted the provisions of this FSP.

In May 2009, the FASB issued SFAS 165, “Subsequent Events,” which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this Standard during the second quarter of 2009. SFAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. We have evaluated subsequent events through the time of filing these financial statements with the SEC.

In June 2009, the FASB issued SFAS 166, “Accounting for Transfers of Financial Assets – an amendment of FASB No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 166 amends the criteria for a transfer of a financial asset to be accounted for as a sale, redefines a participating interest for transfers of portions of financial assets, eliminates the qualifying special-purpose entity concept and provides for new disclosures. SFAS 166 is effective for the Company beginning in 2010.

In June 2009, the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R),” which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009, and the Company is currently assessing the impact of adopting SFAS 167.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles - A Replacement of FASB Statement No. 162.” SFAS 168 establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for the Company in the third quarter of 2009, and accordingly, the Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

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

Financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed federally- insured limits for the banks located in the United States. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. As of June 30, 2009 and December 31, 2008, the Company had deposits in excess of federally-insured limits (including restricted cash) of $8,902 and $448,082 respectively. The Company has not experienced any losses in such accounts.

For the three months and six months ended June 30, 2009 and 2008, all of the Company’s sales occurred in the PRC. No major customers accounted for more than 10% of the Company’s total revenues. In addition, all accounts receivable at June 30, 2009 and December 31, 2008 also arose in the PRC.

The Company’s two largest vendors accounted for approximately 44.9% of the Company’s total purchases for the three months ended June 30, 2009, while the Company’s three largest vendors accounted for 51.6% of the Company’s total purchases for the three months ended June 30, 2008. The Company’s two largest vendors accounted for approximately 34.4% of the Company’s total purchases for the six months ended June 30, 2009, while the Company’s three largest vendors accounted for 55.9% of the Company’s total purchases for the six months ended June 30, 2008.  As of June 30, 2009, there were no amounts due to those two largest vendors.

The Company had one product that accounted for 15.5% and 13.1% of the Company’s total revenues for the three months and six months ended June 30, 2009, respectively. Revenue from sales of this product accounted for 6.3% and  10.0 % of the total revenue for the three months and six months ended June 30, 2008, respectively.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

Note 4 - ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	June 30, 2009	December 31, 2008
	(Unaudited)
Account receivable	$4,160,037	$2,751,959
Allowance for bad debts	(327,410)	(327,857)
Account receivable, net	$3,832,627	$2,424,102

The following table presents the movement of allowance for doubtful accounts as of June 30, 2009 and December 31, 2008:

Allowance for bad debt, December 31, 2007	$199,639
Addition	114,239
Recovery	—
Translation adjustment	13,979
Allowance for bad debt, December 31, 2008	327,857
Addition	—
Recovery	—
Translation adjustment	(447)
Allowance for bad debt, June 30, 2009	$327,410

Note 5 - INVENTORIES

Inventories consist of the following:
	June 30, 2009	December 31, 2008
	(Unaudited)
Raw materials	$5,154,154	$2,087,428
Packing materials	490,733	165,077
Work-in-process	42,607	2,446
Finished goods	2,537,345	811,538
Other	19,544	19,571
Total	$8,244,383	$3,086,060

The Company periodically reviews its reserves for slow moving and obsolete inventories. As of June 30, 2009 and December 31, 2008, the Company believes that no such reserves were necessary.

Note 6 - DEPOSITS AND PREPAID EXPENSES

Deposits and prepaid expenses are comprised of the following:

	June 30, 2009	December 31, 2008
	(Unaudited)
Prepayment for raw materials purchasing	$2,383,783	$4,210,618
Prepayment for packaging materials purchasing	295,277	499,755
Prepayment for advertisement fee	—	89,436
Prepayment for due diligence fee	—	73,350
Other	35,199	5,692
Total	$2,714,259	$4,878,851

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

Note 7 – LOANS RECEIVABLE

Loans receivable consist of the following:

	June 30, 2009	December 31, 2008
	(Unaudited)
Shaanxi Xinbangdike Technology Developing Company (1)	$660,935	$295,087
Other loans receivable (2)	1,318,500	—
Total loans receivables	$1,979,435	$295,087

(1) Loan to Shaanxi Xinbangdike Technology Development Company is non-interest bearing, unsecured and due on demand.

(2) Loans to five vendors are non-interest bearing and unsecured, and due on September 30, 2009.

Note 8 - PLANT AND EQUIPMENT, NET

Plant and equipment consist of the following:

	June 30, 2009	December 31, 2008
	(Unaudited)
Building and improvements	$4,970,868	$4,977,654
Machinery and equipment	3,029,797	3,035,376
Office equipment and furniture	187,888	186,702
Vehicles	328,882	329,331
Total	8,517,435	8,529,063
Less: accumulated depreciation	(1,339,699)	(1,115,374)
Plant and equipment, net	$7,177,736	$7,413,689

Depreciation expense amounted to $113,031 and $110,496 for the three months ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009 and 2008, depreciation expense amounted to $225,953 and $217,378, respectively.

Note 9 - CONSTURCTION-IN-PROGRESS

Construction-in-progress is related to a plant being built in accordance with the PRC’s Good Manufacturing Practices (“GMP”) Standard. Construction on this plant commenced in 2005. The veterinary medicine facility and the building that houses quality control, research and development and administration were completed during 2007, and the remaining plant facilities are expected to be completed by the end of 2009, at an estimated cost of $1,251,000. No depreciation is provided for construction-in-progress until such time the assets are completed and placed into service.

For the three months and six months ended June 30, 2009, $20,972 and $40,050 had been capitalized for construction-in- progress for the three months and six months ended June 30, 2009, respectively. For the three months and six months ended June 30, 2008, the Company did not capitalize interest expense as construction-in-progress as the amounts were de minimis.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

Note 10 - LONG-TERM PREPAYMENTS

Long-term prepayments consist of the following as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
	(Unaudited)
Construction deposit	$1,465,000	$2,493,167
Deposit for potential acquisitions	—	2,713,950
Total	$1,465,000	$5,207,117

As of June 30, 2009 and December 31, 2008, the Company has determined that these prepayments are noncurrent because: (1) these amounts relate to noncurrent assets, and (2) the Company’s ability to complete the projects underlying the construction deposit and any potential acquisitions is contingent upon the Company identifying target companies.

Deposits for potential acquisitions represent deposits made to four separate potential acquisition targets: one that produces veterinary medicines, one that produces micro-organisms and feed additives, one that produces veterinary medicines for domestic pets, and one with buildings for the Company’s own future expansion. In April 2009, all deposits made by the Company for potential acquisitions in the amount of $2,711,545 (RMB 18,500,000) were returned to the Company.

Note 11 – INTANGIBLE ASSETS

	June 30, 2009	December 31, 2008
	(Unaudited)
Land use rights	$378,337	$378,853
Technological know-how	879,000	880,200
Total	1,257,337	1,259,053
Less: accumulated amortization	(436,067)	(359,524)
Intangible assets, net	$821,270	$899,529

During 2007, the Company paid $658,350 for the exclusive rights to the use of a strain of micro-bio organisms for a five-year term from November 1, 2007 through October 31, 2012. The Company began using the strain in its veterinary medicines in 2008.

For the three months ended June 30, 2009 and 2008, the amortization expense amounted to $38,551 and $37,836, respectively. The amortization expense for intangibles was $77,070 and $74,583 for the six months ended June 30, 2009 and 2008, respectively.

Amortization expense for the future five years and thereafter is as follows:

Years ending December 31,	Amount
2009	$77,039
2010	154,076
2011	154,076
2012	123,974
2013	1,891
2014 and thereafter	310,214
Total	$821,270

Note 12 – SHORT-TERM LOANS

On September 3, 2008, the Company signed a one year short-term agreement with the Bank of East Asia to borrow up to $1.9 million (RMB 13 million) for operating purposes secured by the Company’s land use rights and buildings. On September 17, 2008, the Company received proceeds of $733,500 (RMB 5 million) from the bank. This amount will become due on September 16, 2009. The balance of $1.1 million (RMB 8 million) can be borrowed once the Company has a deposit balance in the amount of $4 million with the bank and uses the bank as the Company’s primary transaction bank. As of June 30, 2009, the net values of the land use rights and properties pledged for the loan were $334,828 and $3,287,019, respectively. The applicable interest rate of the loan is the Bank of China’s standard short-term rate, 6.93% at inception of the loan, which is subject to change with the government policy, plus an additional 20% interest rate float. Pursuant to these terms, the interest rates were approximately 8.42% and 8.32% as of June 30, 2009 and December 31, 2008, respectively. Interest payments to the Bank of East Asia are due every six months.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

Pursuant to the short-term loan agreement, the Company is required to comply with certain covenants, such as maintaining sufficient environmental controls with respect to the Company’s manufacturing processes, providing written notification to the bank for any changes in the organizational structure or executive officers, among others. As of June 30, 2009, the Company determined that it was in compliance with these covenants.

On January 14, 2009, the Company signed a one year short-term loan contract with Shaanxi Agricultural Yanta Credit Union for $219,750 (RMB 1.5 million) at an annual interest rate of 8.66% for operating purposes secured by the personal property of Weibing Lu, the Company’s Chief Executive Officer. This amount will become due on January 13, 2010.

Interest expense incurred and associated with the short-term loans amounted to $20,972 and $40,050 for the three months and six months ended June 30, 2009, respectively, which has been capitalized as part of construction-in-progress.

Note 13 - DEFERRED GOVERNMENT GRANT

Deferred government grant represents subsidies for GMP projects granted by the PRC government. A subsidy in the amount of $641,000 was approved by the PRC government for the Company to construct a new factory in which operations will meet the GMP Standard. In 2003, $516,500 was received by the Company and the remaining $124,500 was received in the first quarter of 2006. In 2006, the Company expended $186,644 for the construction of its new factory (Note 10).

Also in 2003, the Company received a second subsidy in the amount of $256,400 to finance the Company’s research and development activities. In 2005, the Company received a third subsidy of $64,100 for the Company’s research and development activities, which was expended during that year.

According to PRC government regulations, the funds granted may be treated as capital contributed by a company appointed by the PRC government or as a loan from such company, which the Company will be required to repay. As of June 30, 2009, the Company has not reached a final agreement with the PRC government regarding the treatment of these three subsidies as either a loan or capital contribution, and the Company does not expect that the final agreement will be completed within the next year. Therefore, these amounts are reflected as non-current liabilities in the accompanying consolidated financial statements.

Note 14 - CAPITAL TRANSACTIONS

On May 12, 2009, the Company effectuated a 10-for-1 reverse stock split of its issued and outstanding shares of common stock and a proportional reduction of its authorized shares of common stock. Number of common stock, warrants, options disclosed in the footnotes has been retroactively restated to reflect the 10-for-1 reverse stock split.

Stock-based compensation

On February 12, 2008, the Company issued 9,000 shares of common stock as salary to a non-executive director. The trading value of the Company's common stock on February 12, 2008, was $11.10 per share and a corresponding amount of $99,900 was charged to general and administrative expenses. The Company also had a $148,226 and $95,204 balance under shares to be issued as of June 30, 2009 and December 31, 2008, which represented 17,500 and 11,000 common shares to be issued to the non-executive director for his service provided for the period from May 2008 to June 2009, and for the period from May 2008 to December 2008, respectively. The amounts were included in general and administrative expenses based on the weighted-average trading price of the Company’s common stock for the said period.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

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

On May 5, 2008, the Company agreed to issue 5,217 shares of common stock to its chief financial officer (“CFO”) during the term of the one-year agreement. The shares vest in four equal installments of 1,304 shares each quarter. The trading value of the common stock on May 5, 2008 was $11.70 per share for a total value of $61,042. On May 5, 2009, the Company renewed the one-year service agreement with the CFO and agreed to issue 7,220 restricted shares of the Company’s common stock, which will vest in four equal installments of 1,805 shares every quarter starting August 5, 2009. Compensation expense is recognized on a straight-line basis over the vesting period. Compensation expense of $15,469 and $30,521 was charged to general and administrative expenses for the three months and six months ended June 30, 2009, respectively. No such expense was incurred during the same periods in 2008.

On May 26, 2009, the Company agreed to issue 2,778 shares of common stock to its director at the beginning of each term of his directorship. The trading value of the common stock on May 26, 2009 was $9.00 per share for the total value of $25,002, and was charged to general and administrative expenses for the three months and six months ended June 30, 2009.

Warrants

On February 28, 2007, the Company issued 97,500 warrants to four investors with an exercisable price of $12.00 per share for a term of three years.  On the same date, the Company also issued warrants to the private placement agent, exercisable for 57,050 shares of the Company’s common stock at a price of $10.00 per share for a five-year term. As of June 30, 2009, there was no warrant exercised. Following is a summary of the status of warrants outstanding at June 30, 2009:

Number of	Average Remaining	Average
Warrants	Contractual Life	Exercise Price
97,500	0.66 years	$12.00
57,050	2.66 years	$10.00
154,550		$11.26

Following is an activity summary of the Company’s outstanding warrants:

Outstanding as of December 31, 2007	154,500
Granted	—
Forfeited	—
Exercised	—
Outstanding as of June 30, 2008 (unaudited)	154,550
Granted	—
Forfeited	—
Exercised	—
Outstanding as of December 31, 2008	154,550
Granted	—
Forfeited	—
Exercised	—
Outstanding as of June 30, 2009 (unaudited)	154,550

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

Equity offering

On June 30, 2009, the Company and Rodman & Renshaw, LLC, as representative of underwriters (the "Underwriters") entered into an Underwriting Agreement. Pursuant to the Underwriting Agreement, Skystar agreed to issue and sell an aggregate of 1,610,000 shares (including 210,000 over-allotment shares) of the Company’s common stock, at a price of $12.98 per share in a public offering. The closing date of this offering was on the third business day following the effective date of the registration statement registering the shares offered, or July 3, 2009.

In connection with this offering, the Company agreed to grant 70,000 common stock purchase options to five individuals from the Underwriters. The options are exercisable from June 30, 2010 to June 30, 2014, and each option is exercisable for one share of common stock of the Company, with exercise price at $16.225 per share. The Company used the Black-Scholes Model to value the options granted, which amounted to $1,065,842. The value of options granted to these individuals was included as part of the offering costs, and had no net effect on the Company’s equity.

The following are the assumptions used by the Company in the Black-Scholes Model:

Number of options	Stock price	Exercise price	Expected term	Dividend yield	Volatility	Risk-free interest rate
70,000	$17.94	$16.225	3.0 years	—	161%	1.67%

The following is a summary of the status of options outstanding at June 30, 2009:

Outstanding Options			Exercisable Options
Number	Average Remaining	Average	Number	Average Remaining	Average
of Options	Contractual Life	Exercise Price	of Options	Contractual Life	Exercise Price
70,000	5.00	$16.225	—	—	$—

Following is an activity summary of the Company’s outstanding options:

	Number of Options Outstanding	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2008	—	—	—
Granted	70,000	$16.225	—
Forfeited	—	—	—
Exercised	—	—	—
Outstanding as of June 30, 2009	70,000	$16.225	$120,050

Incremental costs incurred of this offering, including underwriting commission, legal fees, and printing costs were $1,730,477, and directly deducted from the proceeds. The gross proceeds of this offering were $20,897,800. The Company received cash proceeds of $19,167,323 on July 6, 2009.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

Note 15 - CONVERTIBLE DEBENTURES

In February 2007, the Company sold an aggregate of $4.075 million of its 8% convertible debentures (the “Debentures”) and issued warrants to purchase 407,500 shares of common stock to several institutional and accredited investors. On April 21, 2008, the Company entered into an Amendment and Waiver Agreement (the “Amendment”) with two institutional and accredited investors who acquired two remaining unconverted Debentures in a private transaction from the original holders of these Debentures. A summary of the Amendment is as follows:

•
The Amendment amends the terms of these Debentures by: (a) changing the conversion price from $10.00 per share to $8.00 per share; (b) deleting the trading conditions for mandatory conversion; (c) granting the Company the right to mandatory conversion at any time, and (d) allowing the Company to designate the date for the mandatory conversion.

•	The Amendment is deemed to be the Company’s notice to require conversion of the entire outstanding principal of these Debentures and all accrued but unpaid interest thereon.

The difference between the value of the conversion option at the previous prices and their value at the modified prices are deemed costs for the Company and are charged to operations. The inducement cost for the two Debentures converted was $257,775 for six months ended June 30, 2008. The inducement cost for the converted Debentures was based on the market value of the additional 24,550 shares obtained by these two investors at $10.50 per share on April 21, 2008.

122,750 shares of common stock were issued upon conversion of the two Debentures with a carrying value of $982,003 (including $490,713 of default premium) at a reduced conversion price of $8.00.

In accordance with EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” all unamortized discount amounting to $291,548 at the time of the conversion was recognized as interest expense for the three months and six months ended June 30, 2008. The unamortized deferred financing costs of $79,998 on conversion of the Debentures were also recorded as interest expense for the three months and six months ended June 30, 2008.

Note 16 - STATUTORY RESERVES

Statutory reserves represent restricted retained earnings. Based on the legal formation of the entities, all PRC entities are required to set aside 10% of its net income as reported in its statutory accounts on an annual basis to the statutory surplus reserve fund. Once the total statutory surplus reserve reaches 50% of the registered capital of the respective subsidiaries, further appropriations are discretionary. The statutory surplus reserve can be used to increase the registered capital and eliminate future losses of the respective companies under PRC GAAP. The Company’s statutory surplus reserve is not distributable to shareholders except in the event of liquidation. As of June 30, 2009, Xian Tianxing has not met the statutory surplus reserve requirement, and approximately $2,405,000 still needs to be transferred to the statutory surplus reserve from Shanghai Siqiang and Sida.

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

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

Note 17 - TAXES

Skystar is registered in the State of Nevada whereas its subsidiary, Skystar Cayman, is a tax-exempt company incorporated in the Cayman Islands and conducts all of its business through its subsidiaries, Fortunate Time, Sida, and Sida’s PRC VIEs, Xian Tianxing and Shanghai Siqiang.

Sida, Xian Tianxing, and Shanghai Siqiang are subject to PRC’s Enterprise Income Tax. Pursuant to the PRC Income Tax Laws, Enterprise Income Tax is generally imposed at a statutory rate of 25% beginning on January 1, 2008. Xian Tianxing has been approved as a new technology enterprise, and under PRC Income Tax Laws is entitled to a preferential tax rate of 15%.

The following table reconciles the U.S. statutory rates to the Company's effective tax rate as of June 30:

	2009	2008
	(Unaudited)
U.S. Statutory rate	34.0%	34.0%
Foreign income not recognized in the U.S.	(34.0)	(34.0)
China income tax rate	25.0	25.0
China income tax exemption	(10.0)	(10.0)
Other item (1)	21.9	30.8
Total provision for income taxes	36.9%	45.8%

(1)
The other item is operating expenses incurred by Skystar that are not deductible in the PRC which resulted in an increase in effective tax rate of 21.9% and 30.8% for the six months ended June 30, 2009 and 2008, respectively.

The estimated tax savings due to the reduced tax rate for the three months ended June 30, 2009 and 2008 amounted to $193,525 and $178,122, respectively. If the statutory income tax had been applied, the Company would have basic and diluted losses per share of $0.17 for the three months ended June 30, 2009, and the Company would have basic and diluted earnings per share of $0.01 for the three months ended June 30, 2008.

The estimated tax savings due to the reduced tax rate for the six months ended June 30, 2009 and 2008 amounted to $344,672 and $283,126, respectively. The net effect on earnings per share if the statutory income tax had been applied would decrease basic earnings per share for the six months ended June 30, 2009 and 2008 to $0.32 and $0.10, respectively, and would decrease diluted earnings per share to $0.32 and $0.10, respectively.

Skystar is incorporated in the U.S. and has incurred a net operating loss for income tax purposes for 2009. As of June 30, 2009, the estimated net operating loss carryforwards for U.S. income tax purposes amounted to $3,482,585 which may be available to reduce future years’ taxable income. These carryforwards will expire, if not utilized, beginning in 2026 and continue through 2029. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s limited operating history and continuing losses for U.S. income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at June 30, 2009 and December 31, 2008. The valuation allowance at June 30, 2009 and December 31, 2008 was $1,184,079 and $967,424, respectively. The Company’s management reviews this valuation allowance periodically and makes adjustments as necessary.

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $ 17,093,000 as of June 30, 2009, which are included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

Note 18 - EARNINGS PER SHARE

The following is the calculation of earnings per share:

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
Net income (loss)	$(116,797)	$(126,065)	$947,847	$490,286

Weighted average shares used in basic computation	1,869,512	1,836,932	1,868,854	1,780,149
Diluted effect of stock warrants	—	—	43,362	6,883
Weighted average shares used in diluted computation	1,869,512	1,836,932	1,912,216	1,787,032

Earnings (Loss) per share:

Basic	$(0.06)	$(0.07)	$0.51	$0.28
Diluted	$(0.06)	$(0.07)	$0.50	$0.27

At June 30, 2009 and 2008, the Company had 154,550 warrants outstanding. For the six months ended June 30, 2009 and 2008, the average stock price was greater than the exercise prices of warrants which resulted in additional weighted-average common stock equivalents of 43,362 and 6,883, respectively. For the three months ended June 30, 2009 and 2008, these warrants were considered anti-dilutive due to the net loss incurred.

70,000 outstanding options were excluded from the diluted earnings per share calculation as they are anti-dilutive.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

Note 19 - RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

Amounts receivable from and payable to related parties are summarized as follows:

	June 30, 2009	December 31, 2008
	(Unaudited)
Short-term loans from shareholders
Mr. Weibing Lu – officer and shareholder (1) (2)	$36,625	$220,050
Mr. Wei Wen – officer and shareholder (2)	36,625	44,010
Ms. Aixia Wang – shareholder (2)	36,625	44,010
Total	$109,875	$308,070

Shares to be issued to related party
Scott Cramer – non-executive director (3)	$148,226	$95,204
Mark D Chen – non-executive director(3)	25,002	—
Total	$173,228	$95,204

Amounts due to related parties
Bennet P. Tchaikovsky – CFO (4)	13,168	13,168
Scott Cramer – non-executive director and shareholder (4)	447,171	224,684
Shaanxi Xingji Electronics Co. - owned by a director's wife (4)	34,399	4,373
Mr. Weibing Lu – officer and shareholder (4)	56,157	—
Total	$550,895	$242,225

(1) In 2008, Weibing Lu obtained an unsecured personal loan in the amount of $176,040 (RMB 1,500,000) from Huaxia Bank with annual interest rate of 7.47% and advanced to Xian Tianxing to facilitate operations. Xian Tianxing guaranteed the loan. The loan principal and related interest was due on December 30, 2008. On January 4, 2009, Xian Tianxing paid the full principal amount to the bank, with related interest of $15,741.

(2) On May 29, 2008, Weibing Lu, Wei Wen and Aixia Wang obtained personal loans from Yanta Credit Union and advanced cash to Xian Tianxing in the total amount of $132,030 to facilitate operations. These loans, which were due on May 29, 2009 with 8.436% interest per annum and guaranteed by Xian Tianxing, were paid in full on May 29, 2009. On June 2, 2009, Mr. Lu, Mr. Wen and Ms. Wang again obtained loans from the same bank and advanced cash to Xian Tianxing in the total amount of $109,875. These loans are due on June 1, 2010, with 10.11% interest per annum and are also guaranteed by Xian Tianxing. For the three months and six months ended June 30, 2009, Xian Tianxing paid interest of $2,748 and $5,630, respectively, for these loans.

(3) As of June 30, 2009 and December 31, 2008, the Company had $148,226 (representing 17,500 common shares) and $95,204 balances (representing 11,000 common shares), respectively, under agreement to issue shares to Scott Cramer, respectively, as compensation for being a representative of the Company in the United States for the periods from May 2008 to June 30, 2009, and December 31, 2008, respectively. In addition, as of June 30, 2009, the Company had $25,002 balance (representing 2,778 common shares) under agreement to issue shares to Mr. Mark D Chen as compensation at the beginning of each term of his directorship.

(4) Shaanxi Xinji Electronics Co., Ltd. is owned by the wife of Weibing Lu. The amounts due to Shaanxi Xinji Electronics as of June 30, 2009 and December 31, 2008 were short-term cash transfers for business operations, non-interest bearing, unsecured, and payable upon demand. As of June 30, 2009, the Company also had $56,157 payable to Mr. Lu for advance from Mr. Lu for short-term financing purposes. As of June 30, 2009 and December 31, 2008, the Company also had amounts due to Scott Cramer and Bennet P. Tchaikovsky for the expenses paid by them on behalf of the Company.

Note 20 - COMMITMENTS AND CONTINGENCIES

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

The minimum future lease payments for the next five years and thereafter are as follows:

Period	Amount
Six months ending December 31, 2009	$29,608
Year ending December 31, 2010	59,215
Year ending December 31, 2011	59,215
Year ending December 31, 2012	34,955
Year ending December 31, 2013	34,955
Year ending December 31, 2014 and thereafter	89,453
Total	$307,401

Rental expense for the three months ended June 30, 2009 and 2008 amounted to $14,811 and $4,778, respectively. Rental expense for the six months ended June 30, 2009 and 2008 amounted to $29,622 and $9,555, respectively.

(b) Legal proceedings

From time to time, the Company is involved in legal matters arising in the ordinary course of business. Management currently is not aware of any legal matters or pending litigation, which would have a significant effect on the Company’s consolidated financial statements as of June 30, 2009.

In May 2007, Andrew Chien filed suit against the Company, Scott Cramer, Steve Lowe, David Wassung and Weibing Lu in United States District Court for the District of Connecticut, alleging causes of action for violation of Sections 10(b) and 20(a) of the Exchange Act. On July 17, 2008, in a decision that is now published, the Court granted defendants' motion to dismiss and subsequently dismissed the lawsuit, entering judgment on behalf of the defendants. Mr. Chien filed a notice of appeal of the Court's dismissal of his lawsuit, opposed by the defendants, which remains pending. Additionally, on February 5, 2009, the Court issued a ruling on defendants' motion for sanctions, finding the action filed by Mr. Chien to have been entirely frivolous, and to have constituted a "substantial" violation of Federal Rule of Civil Procedure Rule 11, and imposed significant monetary sanctions on both Mr. Chien and his former attorney. As part of the basis for imposing sanctions on Mr. Chien personally, the Court specifically found that Mr. Chien had knowledge of facts directly contradicting the allegations of his complaint, as evident in internet postings he made on online message boards. Mr. Chien subsequently filed motions seeking to "re-open" this case, and to recuse the judge, but both motions were denied.

Subsequently, Mr. Chien, proceeding pro se, filed another lawsuit against the Company, Scott Cramer, Steve Lowe, David Wassung and Weibing Lu in Connecticut Superior Court, alleging causes of action similar to those alleged in his federal complaint described above as well as state law causes of action. The case was removed to the U.S. District Court, District of Connecticut, and assigned to the same Judge who dismissed Mr. Chien’s related federal action. On June 8, 2009, the Court granted defendants’ motion to dismiss this action in its entirety, and denied Mr. Chien’s motion to further amend his complaint.

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

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

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

(d) R&D Project

During the first quarter of 2008, Xian Tianxing contracted with Northwestern Agricultural Technology University to jointly work on an R&D project concerning the application of nano-technology in the prevention of major milk cow disease. The total projected budget for this project is approximately $574,000 (RMB 4 million) which is to be paid according to the completed stages of the project. The Company expects this project to be completed in 2010. As of June 30, 2009, the Company incurred approximately $87,900 (RMB 600,000) of expenses relating to this project, and also prepaid approximately $366,000 (RMB2, 500,000) for specific raw materials and equipment for this project. The project reached trial stage in June 2009 and the Company expects to obtain veterinary permit for the new product from government on 2010.

During 2008, Xian Tianxing contracted with Shanxi Shenzhou Bio-pharmaceuticals Technology Company to jointly work on a R&D project with a contracted amount of approximately $308,000.  As of June 30, 2009, the Company incurred approximately $234,000 (RMB1.6million) expenses relating to this project. This project is estimated to be completed in 2009.

Note 21 - SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events through the date the financial statements were issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations for the three months ended June 30, 2009 should be read in conjunction with our consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this item. In addition to historical information, the following discussion contains certain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “may”, “will”, “could”, “expect”, “anticipate”, “intend”, “believe”, “estimate”, “plan”, “predict”, and similar terms or terminology, or the negative of such terms or other comparable terminology. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this Quarterly Report on Form 10-Q. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

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

All of the Company’s operations are carried out by Xian Tianxing, a PRC company, which the Company controls through contractual arrangements originally between Xian Tianxing and Skystar Bio-Pharmaceutical (Cayman) Holdings Co., Ltd. (“Skystar Cayman”), a Cayman Islands company that became the Company’s wholly-owned subsidiary subsequent to a share exchange transaction on November 7, 2005.  On March 10, 2008, all of the rights and obligations of Skystar Cayman under the contractual arrangements were transferred to Sida Biotechnology (Xian) Co., Ltd. (“Sida”), a PRC company and wholly-owned subsidiary of Fortunate Time International Limited, a Hong Kong company and wholly-owned subsidiary of Skystar Cayman. Xian Tianxing also has a wholly-owned subsidiary, Shanghai Siqiang Biotechnological Co., Ltd., a PRC company.

Such contractual arrangements are necessary to comply with Chinese laws limiting foreign ownership of certain companies. Through these contractual arrangements, we have the ability to substantially influence Xian Tianxing’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval. As a result of these contractual arrangements, which enable us to control Xian Tianxing, we are considered the primary beneficiary of Xian Tianxing. Please see Note 1 to our consolidated financial statements for the three months ended June 30, 2009, for the impact of the contractual arrangements on our consolidated financial statements.

Currently, we have four major product lines:

•	Our bio-pharmaceutical veterinary vaccine line currently includes over 140 products;

•	Our veterinary medicine line for poultry and livestock currently includes over 10 products;

•	Our feed additives line currently includes over 10 products; and

•	Our micro-organism products line currently includes over 10 products.

All of our revenue is derived from the sale of veterinary healthcare and medical care products in China, which are distributed through a distribution channel covering 29 provinces. As of June 30, 2009, we had over 1,178 distributors and 434 direct customers.

Reverse Stock Split

On May 12, 2009, we effected a 10-for-1 stock split of our issued and outstanding shares of common stock as well as a corresponding reduction in the number of shares of our authorized common stock on an identical 10-for-1 reverse basis. The reverse stock split was approved by our board of directors on April 27, 2009, and effected by filing a Certificate of Change with the Nevada Secretary of State pursuant to Nevada Revised Statutes Section 78.207.

Completion of Public Offering

On July 7, 2009, we completed a registered public offering of 1.61 million shares of common stock at a price of $12.98 per share, resulting in gross proceeds to the Company, prior to deducting underwriting discounts, commissions and offering expenses, of approximately $21 million.

Critical Accounting Policies and Estimates

In preparing the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, we make estimates and assumptions about the effect of matters that are inherently uncertain and may change in subsequent periods. The resulting accounting estimates will, by definition, vary from the related actual results. We consider the following to be the most critical accounting policies:

•
Revenue recognition: Revenues of the Company include sales of bio-pharmaceutical and veterinary products in China. Sales are recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectibility is reasonably assured. Sales are recorded net of value added tax (“VAT”). No return allowance is made as product returns are insignificant based on historical experience.

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

Our accounts receivable aging was as follows for the periods below:

From Date of Invoice to Customer:	June 30, 2009	December 31, 2008
0 – 30 days	$2,173,301	$1,311,692
31 – 60 days	1,193,149	543,153
61 – 90 days	249,859	156,153
91 – 120 days	56,545	299,828
121 – 150 days	159,773	113,276
Total	$3,832,627	$2,424,102

On average, we collect our receivables within 90 days. Historically, we have collected all of our accounts receivable and have had no write offs. This is attributed to the steps that we take prior to extending credit to our customers as discussed above. If we are having difficulty collecting from a customer, we take the following steps: cease existing shipments to the customer, our sales force actively calls and goes to the customer’s site reminding the customer of their past due invoice and requesting payment, and if those methods are unsuccessful we use our outside legal counsel. If, in the future, those steps are unsuccessful, management would determine whether or not the receivable should be written off.

•
Convertible debentures and warrants: We have adopted APB No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, SFAS 133, EITF 98-5, and EITF 00-27, for valuation and accounting treatment of our outstanding convertible debentures and warrants.

•
Liquidated damages: We have adopted SFAS No. 5, “Accounting for Contingencies” and EITF 00-19-2, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s own Stock,” in connection with the liquidated damages we accrued pursuant to the terms of our Registration Rights Agreement with certain investors dated February 27, 2007.

Recent Accounting Pronouncements

SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of SFAS No. 133,” became effective for the Company on January 1, 2009.  SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. The adoption of SFAS 161 did not have a material impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS 128, “Earnings per Share.” The FSP requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. The FSP is effective for fiscal years beginning after December 15, 2008; earlier application is not permitted. The adoption of EITF 03-6-1 did not have a material impact on the Company’s consolidated financial statements.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP FAS 157-3 clarifies the application of SFAS 157 in an inactive market, without changing its existing principles. The FSP was effective immediately upon issuance. The adoption of FSP FAS 157-3 did not have an effect on the Company’s consolidated financial statements.

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

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP is to be applied prospectively with retrospective application not permitted. This FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” Additionally, if an entity elects to early adopt either FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” or FSP FAS 115-2 and FAS 124-2, it must also elect to early adopt this FSP. Management is currently evaluating this new FSP but does not believe that it will have a significant impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1. This FSP amends SFAS 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company adopted the provisions of this FSP.

In May 2009, the FASB issued SFAS 165, “Subsequent Events,” which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this Standard during the second quarter of 2009. SFAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. We have evaluated subsequent events through the time of filing these financial statements with the SEC.

In June 2009, the FASB issued SFAS 166, “Accounting for Transfers of Financial Assets – an amendment of FASB No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 166 amends the criteria for a transfer of a financial asset to be accounted for as a sale, redefines a participating interest for transfers of portions of financial assets, eliminates the qualifying special-purpose entity concept and provides for new disclosures. SFAS 166 is effective for the Company beginning in 2010.

In June 2009, the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R),” which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009, and the Company is currently assessing the impact of adopting SFAS 167.

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles - A Replacement of FASB Statement No. 162.” SFAS 168 establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for the Company in the third quarter of 2009, and accordingly, the Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

Results of Operations – Three Month Periods ended June 30, 2009 and 2008

The following table summarizes our results of operations for the three months ended June 30, 2009 and 2008.

	Three Months Ended June 30,
	2009		2008
	Amount	Percentage of total revenue	Amount	Percentage of total revenue
Revenues	$6,243,438	100.0%	$4,478,194	100.0%
Gross Profit	$3,284,601	52.6%	$2,311,710	51.6%
Operating Expense	$1,577,261	25.3%	$1,070,833	23.9%
Income from Operations	$1,707,340	27.3%	$1,240,877	27.7%
Other Expenses	$1,481,582	23.7%	$1,105,709	24.7%
Income Tax Expenses	$342,555	5.5%	$261,233	5.8%
Net Loss	$(116,797)	(1.9)%	$(126,065)	(2.8)%

Revenues.  All of our revenues are derived from the sale of veterinary healthcare and medical care products in the PRC. For the three months ended June 30, 2009, we had revenues of $6,243,438 as compared to revenues of $4,478,194 for the three months ended June 30, 2008, an increase of approximately 39.4%. Our revenues consist of four product lines: veterinary medications, micro-organism, feed additives, and vaccines.

Revenues — Veterinary Medications.  Revenues from sales of our veterinary medications product line increased from $2,934,247 for the three months ended June 30, 2008 to $3,913,444 for the three months ended June 30, 2009 for an increase of $979,197 or 33.4%.  The increase in veterinary medication sales was primarily due to our increased utilization of our 2007 veterinary medicine facility expansion of 200% and increased sales efforts. We were able to utilize this capacity expansion as our customers increased the use of products for the treatment of livestock and poultry diseases during the three months ended June 30, 2009. $600,134 of this increase was the result of the sales of new products during the three months ended June 30, 2009. Of total revenues from veterinary medications during the three months ended June 30, 2009, approximately $943,137 or 15.52% of total revenue resulted from the sale of Praziquantel tablets which treats schistosomiasis.

Revenues — Micro-Organism.  Revenues from sales of our micro-organism product line increased from $1,151,600 for the three months ended June 30, 2008 to $1,735,534 during the three months ended June 30, 2009 for an increase of $583,934 or 50.7%. The increase was the result of increased sales efforts of our probiotics micro-organism products during the three months ended June 30, 2009.

Revenues — Feed Additives.  Revenues from sales of our feed additives product line increased from $176,627 for the three months ended June 30, 2008 to $281,461 for the three months ended June 30, 2009, for an increase of $104,834 or 59.4%. The increase of $104,834 was the result of increased sales efforts of our multi-enzyme feed additive products during the three months ended June 30, 2009.

Revenues — Vaccines.  Revenues from sales of our vaccines product line increased from $215,720 for the three months ended June 30, 2008 to $312,999 for the three months ended June 30, 2009, for an increase of $97,279 or 45.1%. This increase was the result of an increase in customer demand of our vaccine products during the three months ended June 30, 2009. We are presently operating at full production capacity for our vaccine product line and therefore cannot significantly increase sales until we expand our production capabilities.

Cost of Sales

Cost of Sales.  For the three months ended June 30, 2009, we had cost of sales, which consists of raw materials, direct labor, and manufacturing overhead, of $2,958,837 as compared to cost of sales of $2,166,414 the three months ended June 30, 2008, an increase of approximately 36.6% as a result of our overall sales increase of 39.4%. Our cost of sales consists of four product lines: veterinary medications, micro-organism, feed additives, and vaccines.

Cost of Sales — Veterinary Medications.  Cost of sales of our veterinary medications product line increased from $1,713,460 for the three months ended June 30, 2008 to $2,276,216 for the three months ended June 30, 2009, for an increase of $562,756 or approximately 32.8%. This increase was mainly due to the corresponding increase in veterinary medication sales.

Cost of Sales — Micro-Organism.  Cost of sales of our micro-organism product line increased from $349,229 for the three months ended June 30, 2008 to $513,310 for the three months ended June 30, 2009, for an increase of $164,011 or approximately 47.0%. This increase was mainly due to a corresponding increase in micro-organism sales.

Cost of Sales — Feed Additives.  Cost of sales of our feed additives product line increased from $79,927 for the three months ended June 30, 2008 to $121,367 for the three months ended June 30, 2009, for an increase of $41,440 or 51.8%. The increase was primarily due to an increase in feed additive sales during the three months ended June 30, 2009.

Cost of Sales — Vaccines.  Cost of sales of our vaccines product line increased from $23,798 for the three months ended June 30, 2008 to $47,944 for the three months ended June 30, 2009, for an increase of $24,146 or 101.5%. This increase was a result of an increase of vaccine product sales during the three months ended June 30, 2009. Our vaccine facility is presently running at full capacity.

Operating Expenses

	The three Months Ended June 30,
	2009		2008
	Amount	Percentage of total revenue	Amount	Percentage of total revenue
Gross Profit	$3,284,601	52.6%	$2,311,710	51.6%
Operating Expenses	$1,577,261	25.3%	$1,070,833	23.9%
Selling Expenses	$585,207	9.4%	$302,843	6.8%
General and Administrative Expenses	$625,359	10.0%	$648,591	14.5%
Research and Development Costs	$366,695	5.9%	$119,399	2.7%
Income from Operations	$1,707,340	27.3%	$1,240,877	27.7%

Selling Expenses.  Selling expenses, which consist of commissions, advertising and promotion expenses, freight charges, and salaries, totaled $302,843 for the three months ended June 30, 2008 as compared to $585,207 for the three months ended June 30, 2009, an increase of approximately 93.2%. This increase is a result of our increased sales during the three months ended June 30, 2009.

General and Administrative Expenses.  General and administrative expenses totaled $648,591 for the three months ended June 30, 2008, as compared to $625,359 for the three months ended June 30, 2009, a decrease of approximately 3.6%. General and administrative expenses are primarily legal, accounting and other professional fees that we incurred as a U.S. public company. Our general and administrative expenses remained relatively constant when comparing the three months ended June 30, 2008 to the three months ended June 30, 2009. However, we anticipate that our general and administrative expenses will increase due to the increasing costs of being a U.S. public company, including, but not limited to, our annual NASDAQ Capital Market fees, fees related to investor relations and costs of complying with Sarbanes-Oxley.

Research and Development Costs.  Research and development costs, which consist of salaries, professional fees, and technical support fees, totaled $366,695 for the three months ended June 30, 2009, as compared to $119,399 for the three months ended June 30, 2008, an increase of approximately 207.1%. This increase is primarily attributable to increased research and development activities from developing veterinary vaccines. We anticipate that our research and development costs will continue to increase as we continue improve existing products and develop new products.

Results of Operations – Six Month Periods ended June 30, 2009 and 2008

The following table summarizes out results of operations for the six months ended June 30, 2009 and 2008.

	Six Months Ended June 30,
	2009		2008
	Amount	Percentage of total revenue	Amount	Percentage of total revenue
Revenues	$10,067,004	100.0%	$7,164,548	100.0%
Gross Profit	$5,161,809	51.3%	$3,700,645	51.7%
Operating Expense	$2,216,703	22.0%	$1,561,711	21.8%
Income from Operations	$2,945,106	29.3%	$2,138,934	29.9%
Other Expenses	$1,443,184	14.3%	$1,234,208	17.2%
Income Tax Expenses	$554,075	5.5%	$414,440	5.8%
Net Income (loss)	$947,847	9.4%	$490,286	6.8%

Revenues.  For the six months ended June 30, 2009, we had revenues of $10,067,004 as compared to revenues of $7,164,548 for the six months ended June 30, 2008, an increase of approximately 40.5%.

Revenues — Veterinary Medications.  Revenues from sales of our veterinary medications product line increased from $4,604,001 for the six months ended June 30, 2008 to $6,515,940 for the six months ended June 30, 2009, for an increase of $1,911,939 or 41.5%.  The increase in veterinary medication sales was primarily due to our increased utilization of our 2007 veterinary medicine facility expansion of 200% and increased sales efforts. We were able to utilize this capacity expansion as our customers increased the use of products for the treatment of livestock and poultry diseases during the six months ended June 30, 2009. $1,247,330 of this increase was a result of the sales of new products during the six months ended June 30, 2009. Approximately $1,297,725 or 13.11% and $719,321 or 10.04% of total revenue resulted from the sale of Praziquantel tablets which treats schistosomiasis during the six months ended June 30, 2009 and 2008, respectively.

Revenues — Micro-Organism.  Revenues from sales of our micro-organism product line increased from $1,941,255 for the six months ended June 30, 2008 to $2,628,827 during the six months ended June 30, 2009, for an increase of $687,572 or 35.4%. The increase of $687,572 was the result of increased sales efforts of our probiotics micro-organism products during the six months ended June 30, 2009.

Revenues — Feed Additives.  Revenues from sales of our feed additives product line increased from $270,181 for the six months ended June 30, 2008 to $463,772 for the six months ended June 30, 2009, for an increase of $193,591 or 71.7%. The increase of $193,591 was the result of increased sales efforts of our multi-enzyme feed additive products during the six months ended June 30, 2009.

Revenues — Vaccines.  Revenues from sales of our vaccines product line increased from $349,111 for the six months ended June 30, 2008 to $ 458,465 for the six months ended June 30, 2009, for an increase of $109,354 or 31.3%. This increase was a result of an increase in customer demand of our vaccine products during the six months ended June 30, 2009. We are presently operating at full production capacity for our vaccine product line and therefore cannot significantly increase sales until we expand our production capabilities.

Cost of Sales

Cost of Sales.  For the six months ended June 30, 2009, we had cost of sales, which consists of raw materials, direct labor, and manufacturing overhead, of $4,905,195 as compared to cost of sales of $3,463,903 the six months ended June 30, 2008, an increase of approximately 41.6% as a result of our overall sales increase of 40.5%.

Cost of Sales — Veterinary Medications.  Cost of sales of our veterinary medications product line increased from $2,712,944 for the six months ended June 30, 2008 to $3,869,025 for the six months ended June 30, 2009, for an increase of $1,156,081 or approximately 42.6%. This increase was mainly due to the corresponding increase in veterinary medication sales.

Cost of Sales — Micro-Organism.  Cost of sales of our micro-organism product line increased from $585,126 for the six months ended June 30, 2008 to $773,847 for the six months ended June 30, 2009, for an increase of $188,721 or approximately 32.3%. This increase was mainly due to a corresponding increase in micro-organism sales.

Cost of Sales — Feed Additives.  Cost of sales of our feed additives product line increased from $126,640 for the six months ended June 30, 2008 to $198,806 for the six months ended June 30, 2009, for an increase of $72,166 or 57.0%. The increase was primarily due to an increase in feed additive sales during the six months ended June 30, 2009.

Cost of Sales — Vaccines.  Cost of sales of our vaccines product line increased from $39,193 for the six months ended June 30, 2008 to $63,517 for the six months ended June 30, 2009, for an increase of $24,324 or 62.1%. This increase was the result of an increase of vaccine product sales during the six months ended June 30, 2009. Our vaccine facility is presently running at full capacity.

Operating Expenses

	The six Months Ended June 30,
	2009		2008
	Amount	Percentage of total revenue	Amount	Percentage of total revenue
Gross Profit	$5,161,809	51.3%	$3,700,645	51.7%
Operating Expenses	$2,216,703	22.0%	$1,561,711	21.8%
Selling Expenses	$792,602	8.0%	$492,687	6.9%
General and Administrative Expenses	$940,054	9.3%	$902,326	12.6%
Research and Development Costs	$484,047	4.9%	$166,698	2.3%
Income from Operations	$2,945,106	29.3%	$2,138,934	29.9%

Selling Expenses.  Selling expenses, which consist of commissions, advertising and promotion expenses, freight charges, and salaries, totaled $492,687 for the six months ended June 30, 2008 as compared to $792,602 for the six months ended June 30, 2009, an increase of approximately 60.9%. This increase is the result of our increased sales during the six months ended June 30, 2009.

General and Administrative Expenses.  General and administrative expenses totaled $940,054 for the six months ended June 30, 2009, as compared to $902,326 for the six months ended June 30, 2008, an increase of approximately 4.2%. General and administrative expenses are primarily legal, accounting and other professional fees that we incurred as a U.S. public company. Our general and administrative expenses remained relatively constant from the six months ended June 30, 2009 from the six months ended June 30, 2008. However, we anticipate that our general and administrative expenses will increase due to the increasing costs of being a U.S. public company, including, but not limited to, our annual NASDAQ Capital Market fees, fees related to investor relations and costs of complying with Sarbanes-Oxley.

Research and Development Costs.  Research and development costs, which consist of salaries, professional fees, and technical support fees, totaled $484,047 for the six months ended June 30, 2009, as compared to $166,698 for the six months ended June 30, 2008, an increase of approximately 190.4%. This increase is primarily attributable to increased research and development activities from developing veterinary vaccines. We anticipate that our research and development costs will continue to increase as we continue improve existing products and develop new products.

Liquidity

For the six months ended June 30, 2009, cash provided by operating activities was $175,228 compared to cash used of $1,520,953 for the same period in 2008.  This increase is attributable to the increase in net income of $457,561 from $490,286 for the six months ended June 30, 2008 to $947,847 for the six months ended June 30, 2009, as a result of increased sales of our veterinary medicines and micro-organism products. For the six months ended June 30, 2009, net cash provided by operating activities other than net income was mainly due to a decrease of $4,322,833 in deposits and prepaid expenses and an increase of $1,047,444 in taxes payable. However, this increase was offset by an increase of $2,967,074 in inventories, and a decrease in accrued expenses of $643,344, which collectively decreased cash provided by operating activities by $1,696,181 for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. For the six months ended June 30, 2009, inventories increased by $2,967,074 as a result of the company liquidating its deposits and prepaid expenses related to inventory. We are carrying additional raw materials inventory to produce finished goods in the upcoming quarters. Taxes payable increased from $212,661 as of December 31, 2008 to $2,597,886 as of June 30, 2009 as a result of the enterprise income tax, value added taxes, and other miscellaneous taxes for the six months ended June 30, 2009 that were unpaid as of June 30, 2009. For the six months ended June 30, 2008, the decrease in cash used in operating activities was a result of (a) bulk purchases of certain raw materials for anticipated production of both existing and new products in the second and third quarter of fiscal 2008, and (b) increased prepayments to certain suppliers to ensure low purchase price of certain raw materials.

We used $722,980 in cash flows for investing activities for the six months ended June 30, 2009, as compared to generating $594,589 from investing activities for the six months ended June 30, 2008. The net cash used in investing activities for the six months ended June 30, 2009 was a result of payments made towards ongoing construction projects of $1,792,941 and loans made of $1,685,555 to raw materials suppliers offset by refunds of long term prepayments of $2,711,545 previously made by the Company. The cash provided by investing activities for the six months ended June 30, 2008 was the result of a collection of a loan of $671,364 that was offset by equipment expenditures of $76,775.

Cash generated by financing activities was $398,100 for the six months ended June 30, 2009 as compared to $311,428 for the six months ended June 30, 2008. Cash generated by financing activities for the six months ended June 30, 2009 was primarily the result short term loans and advances from related parties offset by principal payments on short term loans from shareholders. Cash provided by financing activities for the six months ended June 30, 2008 was the result of advances from shareholders and shareholder loans.

As of June 30, 2009, we had cash of $410,554. Our total current assets were $17,616,161, and our total current liabilities were $6,359,882, which resulted in a net working capital of $11,256,279. Management believes that we have the ability to meet cash requirements for our operations in order to continue as a going concern, including sufficient cash flows to meet our obligations on a timely basis in the foreseeable future, provided that we can continue to maintain profitable operations and our net working capital remains liquid.

Capital Resources

During the six months ended June 30, 2009 we borrowed $329,783 on a short term basis and repaid the bank $307,798. During April 2009, we collected $2,711,545 (RMB 18,500,000) as a result of the full return of deposits that we previously made for potential acquisitions. On July 7, 2009, we completed a public offering of 1,610,000 shares of our common stock at a price of $12.98 per share. The aggregate amount we raised in this offering, excluding underwriting discounts, commissions and offering expenses, was approximately $21 million. However, if we are to acquire another business or further expand our operations, we may need additional capital.

Plan of Operations

Over the next 12 months, we plan to continue to market and sell our current products and to develop new products.

In 2003, we received approval from the State Council of China to expand our production facilities and construct a new GMP standard plant. We have invested $10,501,000 (RMB 82,000,000) into this project, which is our Huxian plant, including approximately $9,700,000 for the facilities and $800,000 for working capital. The construction work commenced in 2005, and we completed the veterinary medicine facility and the building that houses quality control, research and development and administration during 2007, both of which are fully operational. The remaining facilities of the Huxian plant are expected to be completed by the latter part of 2009. We anticipate that the new plant will generate sufficient cash flows; thus, management has concluded that there is no impairment loss on the construction-in-progress.

We believe that Xian Tianxing will be developing new products including animal immunization products, non-pathogenic micro-organisms for the cure and prevention of livestock disease, complex enzyme preparations as animal feed additives, and several new veterinary medicine products within the next 12 months.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
R&D Project Obligation	$253,017	$253,017	$—	$—	$—
Operating Lease Obligations	307,401	59,215	106,300	69,910	71,976
Total	$560,418	$312,232	$106,300	$69,910	$71,976

During the first quarter of 2008, Xian Tianxing entered into an agreement with Northwestern Agricultural Technology University to jointly work on a research and development project regarding the application of nano-technology in the prevention of a major milk cow disease. The total projected budget for this project is approximately $586,000 (RMB 4 million), which we would pay in installments as the stages of the project are completed. We expect this project to be completed in one year. The research and development expense for this project was approximately $87,900 (RMB 0.6 million) as of June 30, 2009.  We also made $410,396 (RMB 2.8 million) of prepayments for the purchase of specific raw materials for the project. We anticipate that the remaining $163,604 (RMB 1.2 million) will be spent during the remainder of 2009.

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

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the consolidated financial statements or otherwise stated in this Quarterly Report were as follows:

	June 30, 2009	December 31, 2008	June 30, 2008

Assets and liabilities	USD0.14650: RMB1	USD0.1467: RMB1	USD0.1459: RMB1

Statements of operations and cash flows for the period/year ended	USD0.14657: RMB1	USD0.14415: RMB1	USD0.14184 :RMB1

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective.

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

Changes in Internal Control over Financial Reporting

Except for the remedial actions taken as described above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Andrew Chien v. Skystar Bio-Pharmaceutical Company, et. al. (US District Court, District of Connecticut, Case No. 3:2007cv00781). Andrew Chien filed suit against the Company, R. Scott Cramer, Steve Lowe, David Wassung and Weibing Lu in United States District Court for the District of Connecticut, alleging causes of action for violation of Sections 10(b) and 20(a) of the Exchange Act. On July 17, 2008, in a decision that is now published, the Court granted defendants' motion to dismiss and subsequently dismissed the lawsuit, entering judgment on behalf of the defendants.  Additionally, on February 5, 2009, the Court ruled in favor of defendants' motion for sanctions, finding the action filed by Mr. Chien to have been entirely frivolous, and to have constituted a "substantial" violation of Federal Rule of Civil Procedure Rule 11, and imposed significant monetary sanctions on both Mr. Chien and his former attorney.  As part of the basis for imposing sanctions on Mr. Chien personally, the Court specifically found that Mr. Chien had knowledge of facts directly contradicting the allegations of his complaint, as evident in internet postings he made on online message boards.  Mr. Chien subsequently filed motions seeking to "re-open" this case, and to recuse the judge in the case, but both motions were denied.

Andrew Chien v. Skystar Bio-Pharmaceutical Company, et. al. (formerly Superior Court, State of Connecticut, Case No. NNH-CV-09-5025938-S, now U.S. District Court, District of Connecticut, Case No. 3:09-CV-00149 (MRK)). Andrew Chien, proceeding pro se, filed another lawsuit against the Company, Scott Cramer, Steve Lowe, David Wassung and Weibing Lu in Connecticut Superior Court, alleging causes of action similar to those alleged in his federal complaint described above as well as state law causes of action. The case was removed to the U.S. District Court, District of Connecticut, and assigned to the same judge in the related federal case already dismissed. On June 8, 2009, the Court granted defendants’ motion to dismiss this action in its entirety, and denied Mr. Chien’s motion to further amend his complaint.

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

We have a relatively limited operating history. Xian Tianxing, the variable interest entity through which we operate our business, commenced operations in 1997 and first achieved profitability in the quarter ended September 30, 1999. Accordingly, you should consider our future prospects in light of the risks and uncertainties typically experienced by companies such as ours in evolving industries such as the bio-pharmaceutical industry in China. Some of these risks and uncertainties relate to our ability to:

·	offer new and innovative products to attract and retain a larger customer base;

·	attract additional customers and increase spending per customer;

·	increase awareness of our brand and continue to develop user and customer loyalty;

·	raise sufficient capital to sustain and expand our business;

·	maintain effective control of our costs and expenses;

·	respond to changes in our regulatory environment;

·	respond to competitive market conditions;

·	manage risks associated with intellectual property rights;

·	attract, retain and motivate qualified personnel;

·	upgrade our technology to support additional research and development of new products; and

·	maintain or improve our position as one of the market leaders in China.

If we are unsuccessful in addressing any of these risks and uncertainties, our business may be materially and adversely affected.

If we fail to obtain additional financing we will be unable to execute our business plan.

Despite our recent financing, we may need additional funds to build new production facilities; pursue further research and development; obtain regulatory approvals; file, prosecute, defend and enforce our intellectual property rights; and market our products. Should such needs arise, we intend to seek additional funds through public or private equity or debt financing, strategic transactions and/or from other sources.

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

Due to the complexity of the process of developing bio-pharmaceuticals, our core business depends on arrangements with bio-pharmaceutical institutes, corporate and academic collaborators, licensors, licensees and others for the research, development, clinical testing, technology rights, manufacturing, marketing and commercialization of our products. We have various research collaborations and outsource other business functions. Our license agreements could obligate us to diligently bring potential products to market, make substantial milestone payments and royalties and incur the costs of filing and prosecuting patent applications. There are no assurances that we will be able to establish or maintain collaborations that are important to our business on favorable terms, or at all. We could enter into collaborative arrangements for the development of particular products that may lead to our relinquishing some or all rights to the related technology or products. A number of risks arise from our dependence on collaborative agreements with third parties. Product development and commercialization efforts could be adversely affected if any collaborative partner:

·	terminates or suspends its agreement with us;

·	causes delays;

·	fails to timely develop or manufacture in adequate quantities a substance needed in order to conduct clinical trials;
·	fails to adequately perform clinical trials;
·	determines not to develop, manufacture or commercialize a product to which it has rights; or
·	otherwise fails to meet its contractual obligations.

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

The NASDAQ Capital Market may delist our common stock from trading on its exchange, which could limit investors’ ability to effect transactions in our common stock and subject us to additional trading restrictions.

Our common stock is listed on the NASDAQ Capital Market. We cannot assure you that our common stock will continue to be listed on the NASDAQ Capital Market in the future.  If the NASDAQ Capital Market delists our common stock from trading on its exchange, we could face significant material adverse consequences including:

•	a limited availability of market quotations for our common stock;

•	a limited amount of news and analyst coverage for our company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

Our common shares are thinly traded and, you may be unable to sell at or near ask prices or at all if you desire to liquidate your shares.

We cannot predict the extent to which an active public market for our common stock will develop or be sustained.

Although our common shares commenced trading on the NASDAQ Capital Market on June 26, 2009, our common shares have historically been sporadically or “thinly-traded”, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

The market price for our common stock is particularly volatile given our status as a relatively small company with a small and thinly traded “float” that could lead to wide fluctuations in our share price. The price at which you purchase our common stock may not be indicative of the price that will prevail in the trading market. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

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

Our corporate actions are substantially controlled by our management stockholders and affiliated entities.

As of August 10, 2009, our management and their affiliated entities own approximately 16.49% of our outstanding common shares, representing approximately 16.49% of our voting power. These stockholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions. In addition, because of the percentage of ownership and voting concentration in these principal stockholders and their affiliated entities, elections of our board of directors will generally be within the control of these stockholders and their affiliated entities. While all of our stockholders are entitled to vote on matters submitted to our stockholders for approval, the concentration of shares and voting control presently lies with these principal stockholders and their affiliated entities. As such, it would be difficult for stockholders to propose and have approved proposals not supported by management. There can be no assurances that matters voted upon by our officers and directors in their capacity as stockholders will be viewed favorably by all stockholders of the company.

The elimination of monetary liability against our directors, officers and employees under Nevada law and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by our company and may discourage lawsuits against our directors, officers and employees.

Our articles of incorporation do not contain any specific provisions that eliminate the liability of our directors for monetary damages to our company and stockholders, however we are prepared to give such indemnification to our directors and officers to the extent provided by Nevada law. We also have contractual indemnification obligations under our employment agreements with our chief executive officer, chief financial officer and certain of our directors. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and stockholders.

Legislative actions, higher insurance costs and potential new accounting pronouncements may impact our future financial position and results of operations.

There have been regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may potentially be new accounting pronouncements or additional regulatory rulings that will have an impact on our future financial position and results of operations. The Sarbanes-Oxley Act of 2002 and other similar rule changes are likely to increase general and administrative costs and expenses. Additionally, we currently maintain directors’ and officers insurance (“D&O Insurance”) as we are contractually obligated to do so. In light of the high claims rates in recent years, we expect that the premium for such insurance will increase. Further, there could be changes in certain accounting rules. These and other potential changes could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results.

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

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations. In general, pursuant to amended Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement (which disappears after one year). Affiliates may sell after six months subject to the Rule 144 volume, manner of sale (for equity securities), current public information and notice requirements. Of the approximately 3.48 million shares of our common stock outstanding as of August 10, 2009, approximately 1.94 million shares are, or will be, freely tradable without restriction, as of August 10, 2009. Any substantial sale of our common stock pursuant to Rule 144 may have a material adverse effect on the market price of our common stock.

The issuance of our series “A” preferred stock may subject us to certain claims by the holder of series “A” preferred shares as well as indemnification obligations to the directors who authorized the issuance.

In 2001, 2,000,000 shares of our series “A” preferred stock were issued to a corporation wholly-owned by our then Chief Executive Officer and director for services purportedly rendered by him. The resolutions of the board of directors approving such issuance stated that the series “A” preferred shares carries a “super voting power of five.” No certificate of designation was ever filed with the Nevada Secretary of State for these shares and we do not believe any certificate evidencing such shares was issued by any transfer agent. As a result, the board of directors believes that the issuance was not valid under Nevada law and thus has adopted resolutions that resolve voiding all outstanding shares of the series “A” preferred stock and barring any re-issuance or authorization of our series “A” preferred stock unless such matter was submitted to a vote of our shareholders and approved by a disinterested vote of a majority of each class of our outstanding stock. We therefore intend to omit all reference to the status of having issued 2,000,000 series “A” preferred shares in future filings with the Securities and Exchange Commission as soon as the resolutions as adopted by the board of directors are implemented.

Notwithstanding our position on this matter, our former Chief Executive Officer may potentially assert claims against us or the directors who authorized the issuance, in law or equity, for the proper issuance or reissuance of those shares. In a lawsuit, he may assert any number of legal or equitable theories in a forum with proper jurisdiction over the matter, but the substance would likely rest on whether he is entitled to the shares or, alternatively, whether he should be entitled to some form of damage payment from the Company for the services that he purportedly rendered to our company. In the event of any legal action, adequate insurance coverage may not be available to us to cover the cost of litigation, indemnification of any of our officers or directors named in such action or of any award or other resolution. If a court were to order the issuance of any shares of series “A” preferred stock, such shares could increase the total number of our shares outstanding and thereby dilute the interests of our other shareholders in our company, could control a significant voting interest in our company and possess other rights determined by a court which we are unable to predict.

The eventual development, outcome and cost of legal proceedings are by their nature uncertain and subject to many factors, including but not limited to, the discovery of facts not presently known to us or determinations by judges, juries or other finders of fact which do not accord with our evaluation of the merits or facts of the case. As a result, we can provide no assurance that we will succeed against any such challenge or as to the results if it were ever made.

Should we fail to prevail in our defense of such a claim, we may be subject to restitution or other forms of monetary damages, the amount of which is difficult to determine but may take into consideration the then and current fair market value of the series “A” preferred shares. Additionally, although the directors who authorized the issuance of the series “A” preferred shares are no longer members of our board of directors, we may nevertheless be obligated in certain circumstances to indemnify and defend these directors.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.   OTHER INFORMATION

None

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description
2.1	Share Purchase Agreement by and between The Cyber Group Network, Inc. and Howard L. Allen and Donald G. Jackson (stockholders of Hollywood Entertainment Network, Inc.) dated May 12, 2000(1)
2.2	Plan of Merger Agreement between The Cyber Group Network Corp. and CGN Acquisitions Corporation dated December 7, 2000(2)
2.3
Share Exchange Agreement between The Cyber Group Network Corporation, R. Scott Cramer, Steve Lowe, David Wassung and Skystar Bio-Pharmaceutical, and the Skystar Stockholders dated September 20, 2005(3)

3.1	Charter of The Cyber Group Network Corporation as filed with the State of Nevada(4)
3.2	Certificate of Amendment and Certificate of Change(5)
3.3	Certificate of Amendment to Increase Number of Authorized Shares of Common Stock(13)
3.4	Amended and Restated Bylaws of Skystar Bio-Pharmaceutical Company(14)
3.5	Certificate of Designation of Series B Convertible Preferred Stock(4)
3.6	Certificate of Change(16)
4.1	Form of Common Stock Certificate(19)
4.2	Form of Class A Convertible Debenture(6)
4.3	Form of Class B Convertible Debenture(6)
4.4	Form of Class A Warrant(6)
4.5	Form of Class B Warrant(6)
4.6	Form of Common Stock Purchase Option granted to the representative of the underwriters(19)
10.1	Form of Securities Purchase Agreement, dated as of February 26, 2007 by and among the Company and the Purchasers(6)
10.2	Form of Registration Rights Agreement, dated as of February 26, 2007 by and among the Company and the Purchasers(6)
10.3	Form of Company Principal Lockup Agreement in connection with the Securities Purchase Agreement dated as of February 26, 2007(6)
10.4	Form of the Amendment, Exchange and Waiver Agreement between Skystar Bio-Pharmaceutical Company and the Participating Purchasers dated November 9, 2007(7)
10.5	Form of the Amendment and Waiver Agreement between Skystar Bio-Pharmaceutical Company and two institutional and accredited investors dated March 31, 2008(10)
10.6	Form of 6-month Lock-up Agreement(15)
10.7
Consulting Services Agreement between Skystar Bio-Pharmaceutical (Cayman) Holdings, Co., Ltd. (“Skystar Cayman”) and Xian Tianxing Bio-Pharmaceutical Co., Ltd. (“Xian Tianxing”) dated October 28, 2005(4)

10.8	Equity Pledge Agreement among Skystar Cayman, Xian Tianxing and Xian Tianxing’s Majority Stockholders dated October 28, 2005(4)
10.9	Operating Agreement among Skystar Cayman, Xian Tianxing, Xian Tianxing’s Majority Stockholders, and Weibing Lu dated October 28, 2005(4)
10.10	Proxy Agreement among Skystar Cayman, Xian Tianxing, Xian Tianxing’s Majority Stockholders and Weibing Lu dated October 28, 2005(4)

10.11	Option Agreement among Skystar Cayman, Xian Tianxing, Xian Tianxing Majority Stockholders and Weibing Lu dated October 28, 2005(4)
10.12	Amendment to Consulting Services Agreement among Skystar Cayman, Xian Tianxing and Sida Biotechnology (Xian) Co., Ltd. (“Sida”) dated March 10, 2008(8)
10.13	Amendment to Equity Pledge Agreement among Skystar Cayman, Xian Tianxing, Xian Tianxing’s Majority Stockholders, and Sida dated March 10, 2008(8)
10.14	Agreement to Transfer of Operating Agreement among Skystar Cayman, Xian Tianxing, Xian Tianxing’s Majority Stockholders, Weibing Lu and Sida dated March 10, 2008(8)
10.15	Designation Agreement among Skystar Cayman, Xian Tianxing, Xian Tianxing’s Majority Stockholders, Weibing Lu and Sida dated March 10, 2008(8)
10.16	Agreement to Transfer of Option Agreement among Skystar Cayman, Xian Tianxing, Xian Tianxing Majority Stockholders, Weibing Lu and Sida dated March 10, 2008(8)
10.17	Employment Agreement with Weibing Lu dated May 5, 2008(11)
10.18	Loanout Agreement with Worldwide Officers, Inc. with respect to the services of Bennet Tchaikovsky, our Chief Financial Officer, dated May 5, 2008(18)
10.19	Form of Director Offer Letter with Mr. Qiang Fan and Mr. Winston Yen(14)
10.20	Form of Director Offer Letter with Mr. Chengtun Qu and Mr. Shouguo Zhao(14)
10.21	Form of Amendment to Loanout Agreement with Wordwide Officers, Inc(17)
10.22	Form of Director Offer Letter with Mr. Mark D. Chen(17)
31.1	Section 302 Certification by the Corporation’s Chief Executive Officer*
31.2	Section 302 Certification by the Corporation’s Chief Financial Officer*
32.1	Section 906 Certification by the Corporation's Chief Executive Officer*
32.2	Section 906 Certification by the Corporation's Chief Financial Officer*
99.1	Legal Opinion from Allbright Law Offices regarding, among other things, the contractual arrangements Skystar Cayman entered into with Xian Tianxing and its stockholders, dated November 3, 2005(12)
99.2	Legal Opinion from Allbright Law Offices regarding the transfer of the contractual arrangements from Skystar Cayman to Sida, dated April 29, 2008(12)
99.3	Lease Agreement between Xian Tianxing and Weibing Lu dated June 1, 2007(9)
99.4	Lease Agreement between Shanghai Siqiang Biotechnological Co., Ltd. and Weibing Lu dated June 17, 2007(12)
99.5	Summary of Research Arrangement between Shanghai Poultry Verminosis Institute and Xian Tianxing(12)
99.6	Cooperation Agreement between Shaanxi Microbial Institute and Xian Tianxing(12)

*	Filed herewith.

(1)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on June 1, 2000.

(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A filed on January 12, 2001.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 26, 2005.

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 14, 2005.

(5)	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB filed on April 17, 2006.

(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 5, 2007.

(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 11, 2007.

(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 11, 2008.

(9)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on April 2, 2008.

(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 23, 2008.

(11)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 7, 2008.

(12)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1/A filed on June 26, 2008.

(13)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on July 14, 2008.

(14)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on July 15, 2008.

(15)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1/A filed on November 28, 2008.

(16)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 18, 2009.

(17)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 27, 2009.

(18)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1/A filed on June 2, 2009.

(19)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1/A filed on June 26, 2009.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 14, 2009	SKYSTAR BIO-PHARMACEUTICAL COMPANY

	By:	/s/ Weibing Lu
Weibing Lu Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Bennet P. Tchaikovsky
Bennet P. Tchaikovsky Chief Financial Officer (Principal Financial and Accounting Officer)