Form 10-Q
period 2009-09-30
SKYSTAR BIO-PHARMACEUTICAL CO
filed 2009-11-16
CIK 1076939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009

or

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
☐	For the transition period from ______ to ______.

Commission File Number 000-28153

Skystar Bio-Pharmaceutical Company
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	33-0901534 (I.R.S. employer identification number)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 12, 2009, the Registrant had 6,963,638 shares of Common Stock outstanding. This share amount is adjusted for our two for one forward split which will be effectuated on November 16, 2009.

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

PART I.  FINANCIAL INFORMATION

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$14,796,990	$576,409
Restricted cash	151	80,885
Short-term investments	-	352,080
Accounts receivable, net of allowance for doubtful accounts of $327,857 and $327,857 as of September 30, 2009 and December 31, 2008, respectively	6,100,064	2,424,102
Inventories	7,623,655	3,086,060
Deposits and prepaid expenses	5,111,345	4,878,851
Loans receivable	2,420,738	295,087
Due from related parties	12,056	-
Other receivables	118,943	85,099
Total current assets	36,183,942	11,778,573

PLANT AND EQUIPMENT, NET	8,772,527	7,413,689
CONSTRUCTION-IN-PROGRESS	9,207,690	6,516,630

OTHER ASSETS:
Long-term prepayments	1,041,570	5,207,117
Intangible assets, net	1,957,421	899,529
Total other assets	2,998,991	6,106,646
Total assets	$57,163,150	$31,815,538

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$278,932	$547,430
Accrued expenses	626,257	1,488,575
Short-term loans	220,050	748,170
Short-term loans from shareholders	110,025	308,070
Deposits from customers	525,904	424,266
Taxes payable	1,696,807	212,661
Other payables	102,150	68,398
Shares to be issued to related parties	220,245	95,204
Due to related parties	-	242,225
Total current liabilities	3,780,370	4,134,999

OTHER LIABILITIES:
Deferred government grant	1,100,250	1,100,250
Warrant liability	1,226,963	-
Total other liabilities	2,327,213	1,100,250
Total liabilities	6,107,583	5,235,249

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 50,000,000 Series "A" shares authorized and 2,000,000 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively 48,000,000 Series "B" shares authorized, Nil Series "B" shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	2,000	2,000
Common stock, $0.001 par value, 40,000,000 shares authorized, 6,963,638 and 3,733,038 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	6,965	3,735
Paid-in capital	34,354,481	16,345,773
Statutory reserves	3,755,115	2,952,710
Retained earnings	10,142,117	4,418,464
Accumulated other comprehensive income	2,794,889	2,857,607
Total shareholders' equity	51,055,567	26,580,289
Total liabilities and shareholders' equity	$57,163,150	$31,815,538

The accompanying notes are an integral part of these consolidated financial statements.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2009 and 2008
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

REVENUE, NET	$12,777,095	$10,051,259	$22,844,099	$17,215,807

COST OF REVENUE	6,107,477	4,865,122	11,012,672	8,329,025

GROSS PROFIT	6,669,618	5,186,137	11,831,427	8,886,782

OPERATING EXPENSES:
Research and development	398,685	203,242	882,732	369,940
Selling expenses	412,051	549,580	1,204,653	1,042,267
General and administrative	878,866	318,470	1,818,920	1,220,796
Total operating expenses	1,689,602	1,071,292	3,906,305	2,633,003

INCOME FROM OPERATIONS	4,980,016	4,114,845	7,925,122	6,253,779

OTHER INCOME (EXPENSE):
Other income (expense), net	79,068	(166)	78,526	(493,424)
Interest income (expense), net	9,148	(6,589)	8,662	(489,764)
Inducement cost for debentures converted	-	-	-	(257,775)
Change in fair value of warrants	1,092,824	-	(349,332)	-
Total other income (expense), net	1,181,040	(6,755)	(262,144)	(1,240,963)

INCOME BEFORE PROVISION FOR INCOME TAXES	6,161,056	4,108,090	7,662,978	5,012,816

PROVISION FOR INCOME TAXES	813,722	642,066	1,367,797	1,056,506

NET INCOME	5,347,334	3,466,024	6,295,181	3,956,310

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	(8,037)	110,845	(62,718)	1,337,825

COMPREHENSIVE INCOME	$5,339,297	$3,576,869	$6,232,463	$5,294,135

EARNINGS PER SHARE:
Basic	$0.77	$0.93	$1.30	$1.09
Diluted	$0.76	$0.93	$1.29	$1.09

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic	6,960,028	3,729,408	4,824,306	3,617,079
Diluted	7,025,343	3,729,408	4,890,712	3,625,271

The accompanying notes are an integral part of these consolidated financial statements.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

								Accumulated
						Retained earnings		other
	Preferred stock		Common stock		Paid-in	Statutory		comprehensive
	Shares	Amount	Shares	Amount	capital	reserves	Unrestricted	income	Total
BALANCE, December 31, 2007	2,000,000	$2,000	3,422,240	$3,422	$14,692,209	$1,652,720	$122,271	$1,442,602	$17,915,224

Stock-based compensation					62,758				62,758
Shares issued for services			20,608	21	115,139				115,160
Shares issued for debt settlement			42,080	42	220,878				220,920
Debentures converted to common stock			245,500	247	1,239,532				1,239,779
Foreign currency translation								1,337,825	1,337,825
Net income							3,956,310		3,956,310
Appropriation to statutory reserve						617,970	(617,970)		-

BALANCE, September 30, 2008, (Unaudited)	2,000,000	2,000	3,730,428	3,732	16,330,516	2,270,690	3,460,611	2,780,427	24,847,976

Shares issued for services			2,610	3	15,257				15,260
Foreign currency translation								77,180	77,180
Net income							1,639,873		1,639,873
Appropriation to statutory reserves						682,020	(682,020)		-

BALANCE, December 31, 2008, as previously reported	2,000,000	2,000	3,733,038	3,735	16,345,773	2,952,710	4,418,464	2,857,607	26,580,289

Cumulative effect of reclassification of warrants					(1,108,508)		230,877		(877,631)

BALANCE, January 1, 2009, as adjusted, (Unaudited)	2,000,000	2,000	3,733,038	3,735	15,237,265	2,952,710	4,649,341	2,857,607	25,702,658

Shares issued for services			8,828	8	46,757				46,765
Fractional shares due to the ten-for-one reverse split			1,772	2	(2)				-
Shares issued for cash			3,220,000	3,220	19,070,461				19,073,681
Foreign currency translation								(62,718)	(62,718)
Net income							6,295,181		6,295,181
Appropriation to statutory reserves						802,405	(802,405)		-

BALANCE, September 30, 2009, (Unaudited)	2,000,000	$2,000	6,963,638	$6,965	$34,354,481	$3,755,115	$10,142,117	$2,794,889	$51,055,567

The accompanying notes are an integral part of these consolidated financial statements.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	Nine months ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,295,181	$3,956,310
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation	384,465	330,155
Amortization	115,621	113,081
Amortization of deferred financing costs	-	101,815
Amortization of discount on debentures	-	406,538
Amortization of deferred compensation	-	62,758
Inducement cost for debentures converted	-	257,775
Default premium on debentures	-	490,713
Common stock issued for services	46,765	115,160
Common stock to be issued to related parties for compensation	125,041	-
Inducement cost for debt settlement	-	42,081
Change in fair value of warrant liability	349,332	-
Change in operating assets and liabilities
Accounts receivable	(3,673,207)	(2,191,545)
Inventories	(4,534,194)	(3,504,274)
Deposits and prepaid expenses	(232,333)	(2,901,353)
Other receivables	(33,819)	(102,306)
Accounts payable	(268,295)	109,968
Accrued expenses	(200,078)	273,498
Deposits from customers	101,562	179,479
Taxes payable	1,483,034	1,966,092
Other payables	33,727	(2,079)
Net cash used in operating activities	(7,198)	(296,134)

CASH FLOWS FROM INVESTING ACTIVITIES:

Refund of long-term prepayments	2,711,182	559,143
Repay for potential acquisition	-	(430,110)
Loans to third parties	(1,832,563)	(109,930)
Proceeds from loans receivable	2,288,490	688,176
Addition to loan receivable	(2,579,984)	-
Purchases of intangible assets	(1,172,720)	-
Purchases of plant and equipment	(1,742,284)	(1,622,813)
Payments on construction-in-progress	(1,237,802)	-
Net cash used in investing activities	(3,565,681)	(915,534)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease (increase) in restricted cash	80,673	(506)
Proceeds from short-term loans	219,885	-
Repayment for short-term loans	(747,609)	-
Proceeds from equity offering	18,411,496	-
Proceeds from short term investment	351,816	-
Repayment to shareholders and directors	(307,839)	(492,687)
Proceeds from shareholders and directors	109,943	601,686
Due from( to) related parties	(254,236)	(47,965)
Proceeds from shareholders loans	-	301,077
Proceeds from short-term loans	-	716,850
Net cash provided by financing activities	17,864,129	1,078,455

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(70,669)	47,547

INCREASE (DECREASE) IN CASH	14,220,581	(85,666)

CASH, beginning of period	576,409	771,492

CASH, end of period	$14,796,990	$685,826

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$51,993	$12,728
Cash paid for income taxes	$794,660	$740,899
Non-cash investing and financing activities
Long-term prepayment transferred to construction-in-progress	$2,492,030	$-
Issuance of common stock for debt settlement	$-	$178,839
Debentures converted to common stock	$-	$982,003
Interest expense capitalized as construction-in-progress	$51,596	$-
Expense paid through contribution receivable	$662,185	$-

The accompanying notes are an integral part of these consolidated financial statements.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
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

All of the Company’s operations are carried out by Xian Tianxing Bio-Pharmaceutical Co., Limited (“Xian Tianxing”), a PRC joint stock company that the Company controls through contractual arrangements originally between Skystar Cayman and Xian Tianxing. On March 10, 2008, the Company entered into a series of agreements transferring all of the rights and obligations of Skystar Cayman under the contractual arrangements to Sida Biotechnology (Xian) Co., Ltd. (“Sida”), a PRC company. Sida is the wholly owned subsidiary of Fortunate Time International Limited (“Fortunate Time”), a Hong Kong company and wholly owned subsidiary of Skystar Cayman. Xian Tianxing also has a wholly owned subsidiary, Shanghai Siqiang Biotechnological Co., Ltd. (“Shanghai Siqiang”), a PRC company.

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

Sida was established by Fortunate Time on July 10, 2007, with registered capital of $5,000,000. Fortunate Time invested $2,000,000 into Sida on July 20, 2007, which amount is payable to Skystar Cayman. On July 9, 2009, Fortunate Time invested the remaining $3,000,000 into Sida. Xi’an High Technology District approved Sida’s application to increase its registered capital to $15,000,000 on July 13, 2009. On July 15, 2009, Sida received the $10,000,000 additional registered capital from Fortunate Time. Funds from Fortunate Time for $13,000,000 was from the cash proceeds of the equity offering which is further discussed in Note 14.

Hereinafter, Skystar, Skystar Cayman, Fortunate Time, Sida, Xian Tianxing and Shanghai Siqiang are sometimes collectively referred to as the “Company.”

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K.  The results for the nine months ended September 30, 2009, are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

Principles of consolidation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and have been consistently applied.

The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, Skystar Cayman, Fortunate Time, and Sida, and its VIEs, Xian Tianxing and Shanghai Siqiang. All significant inter-company transactions and balances among the Company, its subsidiaries and VIEs have been eliminated in consolidation.

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

The quotation of the exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the People's Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People's Bank of China. The rates of exchange quoted by the People’s Bank of China on September 30, 2009 and December 31, 2008 were US $1.00 to RMB 6.84 and RMB 6.82, respectively. The average translation rates of US $1.00 to RMB 6.84 and RMB 6.98 was applied to the income statement accounts for the nine-month periods ended September 30, 2009 and 2008, respectively. For the three-month period ended September 30, 2009 and 2008, the average translation rates were $1.00 to RMB 6.84 and RMB 6.85, respectively.

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

Fair values of financial instruments

On January 1, 2008, the Company adopted the accounting standards regarding fair value of financial instruments and related fair value measurements defines financial instruments and requires fair value disclosures of those financial instruments.  This accounting standard defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures.  Current assets and current liabilities qualified as financial instruments and management believes their carrying amounts are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their current interest rate is equivalent to interest rates currently available.  The three levels of valuation hierarchy are defined as follows:

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

Effective January 1, 2009, the Company adopted the provisions of an accounting standard regarding whether an instrument (or embedded feature) is indexed to an entity’s own stock. This accounting standard specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument.  It provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception within the standards.

As a result of adopting, 309,100 warrants previously treated as equity pursuant to the derivative treatment exemption are no longer afforded equity treatment because the strike price of the warrants is denominated in U.S. dollars, a currency other than the Company’s functional currency, the Chinese Renminbi. As a result, the warrants are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expired.

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in February 2007. On January 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, $230,877 to beginning retained earnings and $877,631 to warrant liability to recognize the fair value of such warrants. The Company recognized a gain of $1,092,824 from the change in fair value of the warrant liability for the three months ended September 30, 2009 and a loss of $349,332 for the nine months ended September 30, 2009.

These common stock purchase warrants do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using the Black-Scholes Option Pricing Model (“Black-Scholes Model”) using the following assumptions:

	Warrants – 195,000		Warrants – 114,100
	September 30, 2009	January 1, 2009	September 30, 2009	January 1, 2009
	(Unaudited)		(Unaudited)
Stock price	$7.80	$4.750	$7.80	$4.75
Exercise price	$6.00	$6.00	$5.00	$5.00
Annual dividend yield	—	—	—	—
Expected term (years)	.42	1.20	2.42	3.20
Risk-free interest rate	0.160%	0.875%	1.200%	1.125%
Expected volatility	74%	140%	170%	130%

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

As required by the FASB’s accounting standards, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Depending on the product and the terms of the transaction, the fair values warrant liability were modeled using a series of techniques, including closed-form analytic formula, such as the Black-Scholes Model, which does not entail material subjectivity because the methodology employed does not necessitate significant judgment, and the pricing inputs are observed from actively quoted markets.

The fair value of the 309,100 warrants was determined using the Black-Scholes Model, defined in the FASB’s accounting standard of fair value measurement as level 2 inputs, and recorded the change in earnings. As a result, the warrant liability is carried on the consolidated balance sheets at fair value.

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2009:

	Carrying Value at September 30, 2009	Fair Value Measurement at September 30, 2009
		Level 1	Level 2	Level 3

Warrant liability	$1,226,963	$—	$1,226,963	$—

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a non-recurring basis.  Generally, assets are recorded at fair value on a non-recurring basis as a result of impairment charges.  For the three and nine months ended September 30, 2009, there were no impairment charges.

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

Shipping and handling costs related to costs of goods sold are included in selling expenses, which totaled $296,170 and $182,274 for the three months ended September 30, 2009 and 2008, respectively and $605,911 and $306,162 for the nine months ended September 30, 2009 and 2008, respectively.

The Company’s revenues and cost of revenues by product line were as follows for the three and nine months ended September 30, 2009 and 2008:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Micro-organism	$3,186,453	$2,411,526	$5,815,280	$4,352,781
Veterinary Medications	8,483,233	6,785,154	14,999,173	11,389,155
Feed Additives	539,856	513,980	1,003,628	784,161
Vaccines	567,553	340,599	1,026,018	689,710
Total Revenues	12,777,095	10,051,259	22,844,099	17,215,807

Cost of Revenues
Micro-organism	786,741	720,667	1,560,588	1,305,793
Veterinary Medications	5,069,745	3,894,925	8,938,770	6,607,869
Feed Additives	205,543	212,938	404,349	339,578
Vaccines	45,448	36,592	108,965	75,785
Total Cost of Revenues	6,107,477	4,865,122	11,012,672	8,329,025
Gross Profit	$6,669,618	$5,186,137	$11,831,427	$8,886,782

Cash

Cash includes cash on hand, demand deposits with banks and liquid investments with an original maturity of three months or less.

Restricted cash

Restricted cash is comprised of amounts received from the PRC government as subsidies and set aside for specific uses (see Note 13). Restricted cash is maintained as bank deposits and reflected as current assets based on the expected period when such funds will be put into their specific uses.

Short-term investments

Short-term investments are comprised of securities classified as available-for-sale, held by a private investment trust company for investing activities with a fixed rate of return on investment. Available-for-sale securities are carried at fair value, with unrealized gains or losses reported in other comprehensive income, net of tax. Realized gains or losses are included in the results of operations. There was no unrealized gain or loss relating to short-term investments for the three and nine months ended September 30, 2009 and 2008, and as such, no such amounts were included in other comprehensive income for such periods.

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

Management assesses the carrying value of plant and equipment annually, more often when factors indicating impairment are present, and reduces the carrying value of such assets by the amount of the impairment. The Company determines the existence of such impairment by measuring the expected future cash flows (undiscounted and without interest charges) and comparing such amount to the net asset carrying value. An impairment loss, if it exists, is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Based on its review, management believes that, as of September 30, 2009 and December 31, 2008, there was no impairment for its plant and equipment.

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

Impairment of Intangible Assets — The Company evaluates the carrying value of intangible assets annually, or more often when factors indicating impairment are present. The Company determines the existence of such impairment by measuring the estimated future cash flows (undiscounted) and comparing such amount to the net asset carrying value. If the undiscounted cash flow estimated to be generated by any such intangible asset is less than its carrying amount, a loss is recognized based on the amount by which the carrying amount exceeds the intangible asset’s fair market value. Loss on intangible assets to be disposed of is determined in a similar manner, except that fair market values are reduced by the cost of disposal. Based on its review, the Company believes that, as of September 30, 2009, there was no impairment of its intangible assets.

Comprehensive income

The FASB’s accounting standard of reporting comprehensive income require disclosure of all components of comprehensive income and loss on an annual and interim basis. Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The accompanying consolidated financial statements include the provisions of GAAP. Accumulated other comprehensive income is comprised of the changes in foreign currency exchange rates.

Research and development costs

Research and development costs are charged to operations as incurred and include salaries, professional fees and technical support fees related to such efforts.

Advertising costs

Advertising costs are charged to operations currently. Advertising costs totaled to $28,583 and $151,798 for the three months ended September 30, 2009 and 2008, respectively, and $104,450 and $176,866 for the nine months ended September 30, 2009 and 2008, respectively.

Income taxes

The Company accounts for income taxes in accordance with the FASB’s accounting standard for income taxes.  Under the asset and liability method as required by this accounting standard,  deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized. There was no deferred tax amount as of September 30, 2009 and December 31, 2008.

Further, in accordance with this accounting standard, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. The adoption had no effect on the Company’s consolidated financial statements.

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

Stock-based compensation

The Company records and reports stock-based compensation by measuring the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which services are received. Stock compensation for stock granted to non-employees is determined as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

The Company uses the Black-Scholes Model which was developed for use in estimating the fair value of options. This models requires the input of highly complex and subjective variables including the expected life of options granted and the Company’s expected stock price volatility over a period equal to or greater than the expected life of the options. Because changes in the subjective assumptions can materially affect the estimated value of the Company’s employee stock options, it is management’s opinion that the Black-Scholes Model may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with the standards using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Earnings per share

The Company reports earnings per share and present both basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share is based upon the weighted-average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares, including convertible preferred shares, and stock options were converted or exercised. Further, the method requires that stock dividends or stock splits be accounted for retroactively if the stock dividends or stock splits occur during the period, or retroactively if the stock dividends or stock splits occur after the end of the period but before the release of the financial statements, by considering it outstanding of the entirety of each period presented. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

All share and per share amounts used in the Company's consolidated financial statements and notes thereto have been retroactively restated to reflect the 10-for-1 reverse stock split effectuated on May 12, 2009 and 2-for-1 forward stock split effectuated on November 16, 2009.

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

Recently issued accounting pronouncements

In June 2008, the FASB issued an accounting standard determining whether instruments granted in share-based payment transactions are participating securities. The standard addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in the FASB’s accounting standard of “Earnings per Share.” The standard requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. The accounting standard is effective for fiscal years beginning after December 15, 2008; earlier application is not permitted. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In January 2009, the FASB issued an accounting standard amending the Impairment Guidance of recognition of interest income and impairment on purchased and retained beneficial interests in securitized financial assets. The newly issued accounting standard changes the impairment model included to be more consistent with the impairment model of another accounting standard for accounting for securities.  The new accounting standard remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of this FASB Staff Positions did not have a material impact the Company’s consolidated financial statements.

In April 2009, the FASB issued three related FASB Staff Positions: (i) Recognition of Presentation of Other-Than-Temporary Impairments, (ii) Interim Disclosures about Fair Value of Financial Instruments, and (iii) Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which are effective for interim and annual reporting periods ending after June 15, 2009. The first Staff Position modifies the requirement for recognizing other-than-temporary impairments, changes the existing impairment model, and modifies the presentation and frequency of related disclosures. The second Staff Position requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  The third Staff Position requires new disclosures regarding the categories of fair value instruments, as well as the inputs and valuation techniques utilized to determine fair value and any changes to the inputs and valuation techniques during the period.  The adoption of these FASB Staff Positions did not have a material impact the Company’s consolidated financial statements.

In May 2009, the FASB an accounting standard which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The standard also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. The standard is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this Standard during the second quarter of 2009. The standard requires that public entities evaluate subsequent events through the date that the financial statements are issued.

In June 2009, the FASB issued an accounting standard which establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for the Company in the third quarter of 2009, and accordingly, the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and all current and subsequent public filings will reference the Codification as the sole source of authoritative literature.

In August 2009, the FASB issued an Accounting Standards Update (“ASU”) regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued an ASU regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

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

Financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed federally insured limits for the banks located in the United States. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. As of September 30, 2009 and December 31, 2008, the Company had deposits in excess of federally insured limits (including restricted cash) of $14,958,360 and $448,082 respectively. The Company has not experienced any losses in such accounts.

For the three months and nine months ended September 30, 2009 and 2008, all of the Company’s sales occurred in the PRC. No major customers accounted for more than 10% of the Company’s total revenues. In addition, all accounts receivable at September 30, 2009 and December 31, 2008 also arose in the PRC.

The Company’s two largest vendors accounted for approximately 42% of the Company’s total purchases for the three months ended September 30, 2009, while the Company’s four largest vendors accounted for 65% of the Company’s total purchases for the three months ended September 30, 2008. The Company’s two largest vendors accounted for approximately 37% of the Company’s total purchases for the nine months ended September 30, 2009, while the Company’s four largest vendors accounted for 61% of the Company’s total purchases for the nine months ended September 30, 2008.  As of September 30, 2009, there were no amounts due to those two largest vendors.

The Company had one product that accounted for 20% and 26% of the Company’s total revenues for the three months and nine months ended September 30, 2009, respectively. Revenue from sales of this product accounted for 15% and 11% of the total revenue for the three months and nine months ended September 30, 2008, respectively.

Note 4 - ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	September 30, 2009	December 31, 2008
	(Unaudited)
Account receivable	$6,427,921	$2,751,959
Allowance for bad debts	(327,857)	(327,857)
Account receivable, net	$6,100,064	$2,424,102

The following table presents the movement of allowance for doubtful accounts as of September 30, 2009 and December 31, 2008:

Allowance for bad debt, December 31, 2007	$199,639
Addition	114,239
Recovery	—
Translation adjustment	13,979
Allowance for bad debt, December 31, 2008	327,857
Addition	—
Recovery	—
Translation adjustment	—
Allowance for bad debt, September 30, 2009(unaudited)	$327,857

Note 5 – INVENTORIES

Inventories consist of the following:
	September 30, 2009	December 31, 2008
	(Unaudited)
Raw materials	$4,219,279	$2,087,428
Packing materials	388,384	165,077
Work-in-process	5,520	2,446
Finished goods	2,990,901	811,538
Other	19,571	19,571
Total	$7,623,655	$3,086,060

The Company periodically reviews its reserves for slow moving and obsolete inventories. As of September 30, 2009 and December 31, 2008, the Company believes that no such reserves were necessary.

Note 6 - DEPOSITS AND PREPAID EXPENSES

Deposits and prepaid expenses are comprised of the following:

	September 30, 2009	December 31, 2008

	(Unaudited)
Prepayment for raw materials purchasing	$5,038,161	$4,210,618
Prepayment for packaging materials purchasing	43,447	499,755
Prepayment for advertisement fee	-	89,436
Prepayment for due diligence fee	12,916	73,350
Other	16,821	5,692
Total	$5,111,345	$4,878,851

Note 7 – LOANS RECEIVABLE

Loans receivable consist of the following:

	September 30, 2009	December 31, 2008
	(Unaudited)
Shaanxi Xinbangdike Technology Developing Company (1)	$586,800	$295,087
Other loans receivable (2)	1,833,938	—
Total loans receivables	$2,420,738	$295,087

(1) Loan to Shaanxi Xinbangdike Technology Development Company is non-interest bearing, unsecured and due on demand.

(2) Loans to five vendors are non-interest bearing and unsecured, and were paid to the Company in October 2009.

Note 8 - PLANT AND EQUIPMENT, NET

Plant and equipment consist of the following:

	September 30, 2009	December 31, 2008
	(Unaudited)
Building and improvements	$6,176,086	$4,977,654
Machinery and equipment	3,035,620	3,035,376
Office equipment and furniture	191,802	186,702
Vehicles	329,146	329,331
Total	9,732,654	8,529,063
Less: accumulated depreciation	(1,500,127)	(1,115,374)
Plant and equipment, net	$8,772,527	$7,413,689

Depreciation expense amounted to $158,512 and $112,777 for the three months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009 and 2008, depreciation expense amounted to $384,465 and $330,155, respectively.

Note 9 - CONSTRUCTION-IN-PROGRESS

Construction-in-progress is related to a plant being built in accordance with the PRC’s Good Manufacturing Practices (“GMP”) Standard. Construction on this plant commenced in 2005. The veterinary medicine facility and the building that houses quality control, research and development and administration were completed during 2007, and the remaining plant facilities are expected to be completed by the end of 2009, at an estimated cost of $1,250,000. During the nine months ended September 30, 2009, administrative facilities were completed resulting in a transfer from CIP to property, plant and equipment of $2,870,569. No depreciation is provided for construction-in-progress until such time the assets are completed and placed into service.

For the three months and nine months ended September 30, 2009, $11,546 and $51,596 had been capitalized for construction-in- progress for the three months and nine months ended September 30, 2009, respectively. For the three months and nine months ended September 30, 2008, the Company did not capitalize interest expense as construction-in-progress as the amounts were de minimis.

Note 10 - LONG-TERM PREPAYMENTS

Long-term prepayments consist of the following as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
	(Unaudited)
Construction deposit	$1,041,570	$2,493,167
Deposit for potential acquisitions	-	2,713,950
Total	$1,041,570	$5,207,117

As of September 30, 2009 and December 31, 2008, the Company has determined that these prepayments are noncurrent because: (1) these amounts relate to noncurrent assets, and (2) the Company’s ability to complete the projects underlying the construction deposit and any potential acquisitions is contingent upon the Company identifying target companies.

Deposits for potential acquisitions represent deposits made to four separate potential acquisition targets: one that produces veterinary medicines, one that produces micro-organisms and feed additives, one that produces veterinary medicines for domestic pets, and one with buildings for the Company’s own future expansion. In April 2009, all deposits made by the Company for potential acquisitions in the amount of $2,711,182 (RMB 18,500,000) were returned to the Company.

Note 11 – INTANGIBLE ASSETS

	September 30, 2009	December 31, 2008
	(Unaudited)
Land use rights	$378,853	$378,853
Technological know-how	2,053,800	880,200
Total	2,432,653	1,259,053
Less: accumulated amortization	(475,232)	(359,524)
Intangible assets, net	$1,920,421	$899,529

During 2007, the Company paid $658,350 for the exclusive rights to the use of a strain of micro-bio organisms for a five-year term from November 1, 2007 through October 31, 2012. The Company began using the strain in its veterinary medicines in 2008.

For the three months ended September 30, 2009 and 2008, the amortization expense amounted to $38,551 and $38,498, respectively. The amortization expense for intangibles was $115,621 and $113,081 for the nine months ended September 30, 2009 and 2008, respectively.

Amortization expense for the future five years and thereafter is as follows:

Years ending December 31,	Amount
2009	$97,249
2010	388,997
2011	388,997
2012	269,834
2013	242,297
2014 and thereafter	570,047
Total	$1,957,421

Note 12 – SHORT-TERM LOANS

On September 3, 2008, the Company signed a one year short-term agreement with the Bank of East Asia to borrow up to $1.9 million (RMB 13 million) for operating purposes secured by the Company’s land use rights and buildings. On September 17, 2008, the Company received proceeds of $733,500 (RMB 5 million) from the bank.  The balance of $1.1 million (RMB 8 million) can be borrowed once the Company has a deposit balance in the amount of $4 million with the bank and uses the bank as the Company’s primary transaction bank.  The applicable interest rate of the loan is the Bank of China’s standard short-term rate, 6.93% at inception of the loan, which is subject to change with the government policy, plus an additional 20% interest rate float. Pursuant to these terms, the interest rates were approximately 8.32% and 8.32% as of September 30, 2009 and December 31, 2008, respectively. Interest payments to the Bank of East Asia are due every six months.  The Company repaid amount of $ 747,609(RMB 5 million) on September 16, 2009.

Pursuant to the short-term loan agreement, the Company is required to comply with certain covenants, such as maintaining sufficient environmental controls with respect to the Company’s manufacturing processes, providing written notification to the bank for any changes in the organizational structure or executive officers, among others. As of September 30, 2009, the Company determined that it was in compliance with these covenants.

On January 14, 2009, the Company signed a one year short-term loan contract with Shaanxi Agricultural Yanta Credit Union for $219,885 (RMB 1.5 million) at an annual interest rate of 8.66% for operating purposes secured by the personal property of Weibing Lu, the Company’s Chief Executive Officer. This amount will become due on January 13, 2010.

Interest expense incurred and associated with the short-term loans amounted to $11,546 and $51,596 for the three months and nine months ended September 30, 2009, respectively, which has been capitalized as part of construction-in-progress.

Note 13 - DEFERRED GOVERNMENT GRANT

Deferred government grant represents subsidies for GMP projects granted by the PRC government. A subsidy in the amount of $641,000 was approved by the PRC government for the Company to construct a new factory in which operations will meet the GMP Standard. In 2003, $516,500 was received by the Company and the remaining $124,500 was received in the first quarter of 2006. In 2006, the Company expended $186,644 for the construction of its new factory (Note 9).

Also in 2003, the Company received a second subsidy in the amount of $256,400 to finance the Company’s research and development activities. In 2005, the Company received a third subsidy of $64,100 for the Company’s research and development activities, which was expended during that year.

According to PRC government regulations, the funds granted may be treated as capital contributed by a company appointed by the PRC government or as a loan from such company, which the Company will be required to repay. As of September 30, 2009, the Company has not reached a final agreement with the PRC government regarding the treatment of these three subsidies as either a loan or capital contribution, and the Company does not expect that the final agreement will be completed within the next year. Therefore, these amounts are reflected as non-current liabilities in the accompanying consolidated financial statements.

Note 14 - CAPITAL TRANSACTIONS

On May 12, 2009, the Company effectuated a 10-for-1 reverse stock split of its issued and outstanding shares of common stock and a proportional reduction of its authorized shares of common stock. Number of common stock, warrants, options disclosed in the footnotes has been retroactively restated to reflect the 10-for-1 reverse stock split. On November 5, 2009, the Company announced a two-for-one forward split of the Company’s outstanding common stock from 20 million to 40 million shares which will take place after market close on November 16, 2009. Number of common stock, warrants, options disclosed in the footnotes has been retroactively restated to reflect the 2-for-1 forward stock split.

Stock-based compensation

On February 12, 2008, the Company issued 18,000 shares of common stock as salary to a non-executive director. The trading value of the Company's common stock on February 12, 2008, was $5.55 per share and a corresponding amount of $99,900 was charged to general and administrative expenses. The Company also had a $220,245 and $95,204 balance under shares to be issued as of September 30, 2009 and December 31, 2008, which represented 25,056 and 22,000 common shares to be issued to the non-executive director for his service provided for the period from May 2008 to September 2009, and for the period from May 2008 to December 2008, respectively. The amounts were included in general and administrative expenses based on the weighted-average trading price of the Company’s common stock for the said period.

On February 29, 2008, the Company issued 42,080 shares of common stock to its legal counsel as partial payment for services rendered. The trading value of the Company's common stock on February 29, 2008, was $5.25 per share and additional inducement cost of $42,081 between the fair value of the shares at $220,920 and the partial payment of $178,839 was charged to general and administrative expenses.

On April 21, 2008, two of the Company’s convertible debenture holders converted $982,003 of debentures into 245,500 shares of common stock.

On May 5, 2008, the Company agreed to issue 10,434 shares of common stock to its chief financial officer (“CFO”) during the term of the one-year agreement. The shares vest in four equal installments of 2,608 shares each quarter.  The trading value of the common stock on May 5, 2008 was $5.85 per share for a total value of $61,042. The 2008 restricted stocks were fully vested.  On May 5, 2009, the Company renewed the one-year service agreement with the CFO and agreed to issue 14,440 restricted shares of the Company’s common stock, which will vest in four equal installments of 3,610 shares every quarter starting August 5, 2009. Compensation expense is recognized on a straight-line basis over the vesting period. Total compensation expense of $49,365 and $24,751 was charged to general and administrative expenses for the three months and nine months ended September 30, 2009, respectively.

On May 26, 2009, the Company agreed to issue 5,556 shares of common stock to its director at the beginning of each term of his directorship. The trading value of the common stock on May 26, 2009 was $4.50 per share for the total value of $25,002, and was charged to general and administrative expenses for the three months and nine months ended September 30, 2009.

Warrants

On February 28, 2007, the Company issued 195,000 warrants to four investors with an exercisable price of $6.00 per share for a term of three years.  On the same date, the Company also issued warrants to the private placement agent, exercisable for 114,100 shares of the Company’s common stock at a price of $5.00 per share for a five-year term. As of September 30, 2009, none of these warrants have been exercised. Following is a summary of the status of warrants outstanding at September 30, 2009:

Number of	Average Remaining	Average
Warrants	Contractual Life	Exercise Price
195,000	0.42 years	$6.00
114,100	2.42 years	$5.00
309,100		$5.63

Following is an activity summary of the Company’s outstanding warrants:

Outstanding as of December 31, 2007	309,100
Granted	—
Forfeited	—
Exercised	—
Outstanding as of September 30, 2008 (unaudited)	309,100
Granted	—
Forfeited	—
Exercised	—
Outstanding as of December 31, 2008	309,100
Granted	—
Forfeited	—
Exercised	—
Outstanding as of September 30, 2009 (unaudited)	309,100

Equity offering

On June 30, 2009, the Company and Rodman & Renshaw, LLC, as representative of underwriters (the "Underwriters") entered into an Underwriting Agreement. Pursuant to the Underwriting Agreement, Skystar agreed to issue and sell an aggregate of 3,220,000 shares (including 420,000 over-allotment shares) of the Company’s common stock, at a price of $6.49 per share in a public offering. The closing date of this offering was on the third business day following the effective date of the registration statement registering the shares offered, or July 3, 2009.

In connection with this offering, the Company agreed to grant 140,000 common stock purchase options to five individuals from the Underwriters. The options are exercisable from June 30, 2010 to June 30, 2014, and each option is exercisable for one share of common stock of the Company, with exercise price at $8.11 per share. The Company used the Black-Scholes Model to value the options granted, which amounted to $1,065,842. The value of options granted to these individuals was included as part of the offering costs, and had no net effect on the Company’s equity.

The following are the assumptions used by the Company in the Black-Scholes Model:

Number of options	Stock price	Exercise price	Expected term	Dividend yield	Volatility	Risk-free interest rate
140,000	$8.97	$8.11	3.0 years	—	161%	1.67%

The following is a summary of the status of options outstanding at September 30, 2009:

Outstanding Options			Exercisable Options
Number	Average Remaining	Average	Number	Average Remaining	Average
of Options	Contractual Life	Exercise Price	of Options	Contractual Life	Exercise Price
140,000	4.75	$8.11	—	—	$—

Following is an activity summary of the Company’s outstanding options:

	Number of Options Outstanding	Weighted -Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2008	—	—	—
Granted	140,000	$8.11	—
Forfeited	—	—	—
Exercised	—	—	—
Outstanding as of September 30, 2009(unaudited)	140,000	$8.11	$—

Incremental costs incurred of this offering, including underwriting commission, legal fees, and printing costs were $1,730,477, and directly deducted from the proceeds. The gross proceeds of this offering were $20,897,800. The Company received cash proceeds of $18,411,496 on July 6, 2009.

Note 15 - CONVERTIBLE DEBENTURES

In February 2007, the Company sold an aggregate of $4.075 million of its 8% convertible debentures (the “Debentures”) and issued warrants to purchase 815,000 shares of common stock to several institutional and accredited investors. On April 21, 2008, the Company entered into an Amendment and Waiver Agreement (the “Amendment”) with two institutional and accredited investors who acquired two remaining unconverted Debentures in a private transaction from the original holders of these Debentures. A summary of the Amendment is as follows:

•
The Amendment amends the terms of these Debentures by: (a) changing the conversion price from $5.00 per share to $4.00 per share; (b) deleting the trading conditions for mandatory conversion; (c) granting the Company the right to mandatory conversion at any time, and (d) allowing the Company to designate the date for the mandatory conversion.

•	The Amendment is deemed to be the Company’s notice to require conversion of the entire outstanding principal of these Debentures and all accrued but unpaid interest thereon.

The difference between the value of the conversion option at the previous prices and their value at the modified prices are deemed costs for the Company and are charged to operations. The inducement cost for the two Debentures converted was $257,775 for nine months ended September 30, 2008. The inducement cost for the converted Debentures was based on the market value of the additional 49,100 shares obtained by these two investors at $5.25 per share on April 21, 2008.

245,500 shares of common stock were issued upon conversion of the two Debentures with a carrying value of $982,003 (including $490,713 of default premium) at a reduced conversion price of $4.00.

In accordance with the accounting standard of application of certain convertible instruments, all unamortized discount amounting to $291,548 at the time of the conversion was recognized as interest expense for the nine months ended September 30, 2008. The unamortized deferred financing costs of $79,998 on conversion of the Debentures were also recorded as interest expense for the nine months ended September 30, 2008.

Note 16 - STATUTORY RESERVES

Statutory reserves represent restricted retained earnings. Based on the legal formation of the entities, all PRC entities are required to set aside 10% of its net income as reported in its statutory accounts on an annual basis to the statutory surplus reserve fund. Once the total statutory surplus reserve reaches 50% of the registered capital of the respective subsidiaries, further appropriations are discretionary. The statutory surplus reserve can be used to increase the registered capital and eliminate future losses of the respective companies under PRC GAAP. The Company’s statutory surplus reserve is not distributable to shareholders except in the event of liquidation. As of September 30, 2009, Xian Tianxing has not met the statutory surplus reserve requirement, and approximately $6,464,917 still needs to be transferred to the statutory surplus reserve from Shanghai Siqiang and Sida.

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

Note 17 – TAXES

Skystar is incorporated in the State of Nevada whereas its subsidiary, Skystar Cayman, is a tax-exempt company incorporated in the Cayman Islands and conducts all of its business through its subsidiaries, Fortunate Time, Sida, and Sida’s PRC VIEs, Xian Tianxing and Shanghai Siqiang.

Sida, Xian Tianxing, and Shanghai Siqiang are subject to PRC’s Enterprise Income Tax. Pursuant to the PRC Income Tax Laws, Enterprise Income Tax is generally imposed at a statutory rate of 25% beginning on January 1, 2008. Xian Tianxing has been approved as a new technology enterprise, and under PRC Income Tax Laws is entitled to a preferential tax rate of 15%.

The following table reconciles the U.S. statutory rates to the Company's effective tax rate as of September 30:

	2009	2008
	(Unaudited)	(Unaudited)
U.S. Statutory rate	34.0%	34.0%
Foreign income not recognized in the U.S.	(34.0)	(34.0)
China income tax rate	25.0	25.0
China income tax exemption	(10.0)	(10.0)
Other item (1)	2.9	6.1
Total provision for income taxes	17.9%	21.1%

(1)
The other item is operating expenses incurred by Skystar that are not deductible in the PRC which resulted in an increase in effective tax rate of 2.9% and 6.1% for the nine months ended September 30, 2009 and 2008, respectively.

The estimated tax savings due to the reduced tax rate for the three months ended September 30, 2009 and 2008 amounted to $640,813 and $419,931, respectively. If the statutory income tax had been applied, the Company would have decreased basic per share from $0.77 to $0.68 and from $0.93 to $0.82 for the three months ended September 30, 2009 and 2008, respectively.  The Company would have decreased diluted per share from $0.76 to $0.67 and from $0.93 to $0.82 for the three months ended September 30, 2009 and 2008, respectively.

The estimated tax savings due to the reduced tax rate for the nine months ended September 30, 2009 and 2008 amounted to $985,532 and $706,111, respectively. The net effect on earnings per share if the statutory income tax had been applied would decrease basic earnings per share for the nine months ended September 30, 2009 and 2008 to $1.10 and $0.90, respectively, and would decrease diluted earnings per share to $1.09 and $0.90, respectively.

Skystar is incorporated in the U.S. and has incurred a net operating loss for income tax purposes for 2009. As of September 30, 2009, the estimated net operating loss carryforwards for U.S. income tax purposes amounted to $4,183,663 which may be available to reduce future years’ taxable income. These carryforwards will expire, if not utilized, beginning in 2026 and continue through 2029. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s limited operating history and continuing losses for U.S. income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at September 30, 2009 and December 31, 2008. The valuation allowance at September 30, 2009 and December 31, 2008 was $1,422,445 and $967,424, respectively. The Company’s management reviews this valuation allowance periodically and makes adjustments as necessary.

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $ 14,089,657 as of September 30, 2009, which are included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

Note 18 - EARNINGS PER SHARE

The following is the calculation of earnings per share:

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
Net income	$5,347,334	$3,446,024	$6,295,181	$3,956,310

Weighted average shares used in basic computation	6,960,028	3,729,408	4,824,306	3,617,079
Diluted effect of stock warrants	65,315		66,406	8,192
Weighted average shares used in diluted computation	7,025,343	3,729,408	4,890,712	3,625,271

Earnings per share:

Basic	$0.77	$0.93	$1.30	$1.09
Diluted	$0.76	$0.93	$1.29	$1.09

At September 30, 2009 and 2008, the Company had 309,100 warrants outstanding. For the nine months ended September 30, 2009 and 2008 and three months ended September 30, 2009, the average stock price was greater than the exercise prices of warrants which resulted in additional weighted-average common stock equivalents of 4,266,406, and 8,192 respectively.

140,000 outstanding options were excluded from the diluted earnings per share calculation as they are anti-dilutive.

Note 19 - RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

Amounts receivable from and payable to related parties are summarized as follows:

	September 30, 2009	December 31, 2008
	(Unaudited)
Short-term loans from shareholders
Mr. Weibing Lu – officer and shareholder (1) (2)	$36,675	$220,050
Mr. Wei Wen – officer and shareholder (2)	36,675	44,010
Ms. Aixia Wang – shareholder (2)	36,675	44,010
Total	$110,025	$308,070

Shares to be issued to related party
Scott Cramer – non-executive director (3)	$195,243	$95,204
Mark D Chen – non-executive director(3)	25,002	—
Total	$220,245	$95,204

Amounts due (from) to related parties
Bennet P. Tchaikovsky – CFO (4)	$—	$13,168
Scott Cramer – non-executive director and shareholder (4)	43,556	224,684
Shaanxi Xingji Electronics Co. - owned by a director's wife (4)	—	4,373
Officer and shareholder (4)	(55,612)	—
Total	$(12,056)	$242,225

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

(2) On May 29, 2008, Weibing Lu, Wei Wen and Aixia Wang obtained personal loans from Yanta Credit Union and advanced cash to Xian Tianxing in the total amount of $132,030 to facilitate operations. These loans, which were due on May 29, 2009 with 8.436% interest per annum and guaranteed by Xian Tianxing, were paid in full on May 29, 2009. On June 2, 2009, Mr. Lu, Mr. Wen and Ms. Wang again obtained loans from the same bank and advanced cash to Xian Tianxing in the total amount of $109,943. These loans are due on June 1, 2010, with 10.11% interest per annum and are also guaranteed by Xian Tianxing. For the three months and nine months ended September 30, 2009, Xian Tianxing paid interest of $ 0 and $5,630, respectively, for these loans.

(3) As of September 30, 2009 and December 31, 2008, the Company had $195,243  (representing 19,500 common shares) and $95,204 balances (representing 11,000 common shares), respectively, under agreement to issue shares to Scott Cramer, respectively, as compensation for being a representative of the Company in the United States for the periods from May 2008 to June 30, 2009, and December 31, 2008, respectively. In addition, as of September 30, 2009, the Company had $25,002 balance (representing 5,556 common shares) under agreement to issue shares to Mr. Mark D Chen as compensation at the beginning of each term of his directorship.

(4) Shaanxi Xinji Electronics Co., Ltd. is owned by the wife of Weibing Lu. The amounts due to Shaanxi Xinji Electronics as of September 30, 2009 and December 31, 2008 were short-term cash transfers for business operations, non-interest bearing, unsecured, and payable upon demand. As of September 30, 2009, the Company also had $55,612 receivable from  officers and shareholders for advance for short-term financing purposes. As of September 30, 2009 and December 31, 2008, the Company also had amounts due to Scott Cramer for the expenses paid by them on behalf of the Company.

Note 20 - COMMITMENTS AND CONTINGENCIES

(a) Lease commitments

The Company recognizes lease expense on a straight-line basis over the term of the lease in accordance to the FASB’s accounting standard of accounting for leases.” The Company entered into a tenancy agreement for the lease of factory premises for a period of ten years from October 1, 2004 to December 31, 2014, with annual rent of $13,563 (or RMB 94,600), which is subject to a 10% increase every four subsequent years.

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

The minimum future lease payments for the next five years and thereafter are as follows:

Period	Amount
Three months ending December 31, 2009	$14,824
Year ending December 31, 2010	59,296
Year ending December 31, 2011	59,296
Year ending December 31, 2012	35,003
Year ending December 31, 2013	35,003
Year ending December 31, 2014 and thereafter	89,575
Total	$292,997

Rental expense for the three months ended September 30, 2009 and 2008 amounted to $14,813 and $20,417, respectively. Rental expense for the nine months ended September 30, 2009 and 2008 amounted to $44,439 and $48,473, respectively.

(b) Legal proceedings

From time to time, the Company is involved in legal matters arising in the ordinary course of business. Management currently is not aware of any legal matters or pending litigation, which would have a significant effect on the Company’s consolidated financial statements as of September 30, 2009.

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

(d) R&D Project

During the first quarter of 2008, Xian Tianxing contracted with Northwestern Agricultural Technology University to jointly work on an R&D project concerning the application of nano-technology in the prevention of major milk cow disease. The total projected budget for this project is approximately $574,000 (RMB 4 million) which is to be paid according to the completed stages of the project. The Company expects this project to be completed in 2010. As of September 30, 2009, the Company incurred approximately $117,272 (RMB 800,000) of expenses relating to this project, and also prepaid approximately $366,750 (RMB2,500,000) for specific raw materials and equipment for this project. The project reached trial stage in June 2009 and the Company expects to obtain veterinary permit for the new product from government on 2010.

During 2008, Xian Tianxing contracted with Shanxi Shenzhou Bio-pharmaceuticals Technology Company to jointly work on a R&D project with a contracted amount of approximately $308,000.  As of September 30, 2009, the Company incurred approximately $308,000 (RMB2,100,000) expenses relating to this project. This project is estimated to be completed in 2009.

During the third quarter of 2009, Xian Tianxing contracted with the Fourth Military Medical University to jointly work on a R&D project with a contracted amount of approximated $880,200(RMB 6,000,000). As of September 30, 2009, the Company incurred approximately $293,180 (RMB2,000,000) expenses relating to this project.

Note 21 - SUBSEQUENT EVENTS

On October 27, 2009, a holder of 25,000 warrants that were issued in February 2007 and priced at $12.00 per share which expire in February 2010, exercised their cashless option which will result in the issuance of 9,578 shares. These shares will be issued to the holder after November 16, 2009.

On November 5, 2009, the Company announced a two-for-one forward split of the Company’s outstanding common stock from 20 million to 40 million shares which will take place after market close on November 16, 2009. These financial statements have been adjusted retroactively to reflect this split.

The Company has performed an evaluation of subsequent events through November 16, 2009 which is the date the financial statements were issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations for the three months ended September 30, 2009 should be read in conjunction with our consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this item. In addition to historical information, the following discussion contains certain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “may”, “will”, “could”, “expect”, “anticipate”, “intend”, “believe”, “estimate”, “plan”, “predict”, and similar terms or terminology, or the negative of such terms or other comparable terminology. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this Quarterly Report on Form 10-Q. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

Our financial statements are prepared in U.S. dollars and in accordance with accounting principles generally accepted in the United States of America. See “Exchange Rates” below for information concerning the exchanges rates at which Renminbi were translated into U.S. dollars at various pertinent dates and for pertinent periods. All share amounts have been adjusted for our two-for-one forward split of our common stock from 20 million to 40 million shares which will take place after market close on November 16, 2009.

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

All of the Company’s operations are carried out by Xian Tianxing, a PRC company, which the Company controls through contractual arrangements originally between Xian Tianxing and Skystar Bio-Pharmaceutical (Cayman) Holdings Co., Ltd. (“Skystar Cayman”), a Cayman Islands company that became the Company’s wholly owned subsidiary subsequent to a share exchange transaction on November 7, 2005.  On March 10, 2008, all of the rights and obligations of Skystar Cayman under the contractual arrangements were transferred to Sida Biotechnology (Xian) Co., Ltd. (“Sida”), a PRC company and wholly owned subsidiary of Fortunate Time International Limited, a Hong Kong company and wholly owned subsidiary of Skystar Cayman. Xian Tianxing also has a wholly owned subsidiary, Shanghai Siqiang Biotechnological Co., Ltd., a PRC company.

Such contractual arrangements are necessary to comply with Chinese laws limiting foreign ownership of certain companies. Through these contractual arrangements, we have the ability to substantially influence Xian Tianxing’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval. As a result of these contractual arrangements, which enable us to control Xian Tianxing, we are considered the primary beneficiary of Xian Tianxing. Please see Note 1 to our consolidated financial statements for the three and nine months ended September 30, 2009, for the impact of the contractual arrangements on our consolidated financial statements.

Currently, we have four major product lines:

•	Our bio-pharmaceutical veterinary vaccine line currently includes over 140 products;

•	Our veterinary medicine line for poultry and livestock currently includes over 10 products;

•	Our feed additives line currently includes over 10 products; and

•	Our micro-organism products line currently includes over 10 products.

All of our revenue is derived from the sale of veterinary healthcare and medical care products in China, which are distributed through a distribution channel covering 29 provinces. As of September 30, 2009, we had over 1,276 distributors and 473 direct customers.

Completion of Public Offering

On July 7, 2009, we completed a registered public offering of 3.22 million shares of common stock at a price of $6.49 per share, resulting in gross proceeds to the Company, prior to deducting underwriting discounts, commissions and offering expenses, of approximately $21 million.

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

Our accounts receivable aging was as follows for the periods below:

From Date of Invoice to Customer:	September 30, 2009	December 31, 2008
0-30 days	$4,266,392	$1,639,549
31 – 60 days	1,752,579	543,153
61 – 90 days	223,217	156,153
91 – 120 days	49,554	299,828
121 – 150 days	136,179	113,276
Allowance for bad debts	(327,857)	(327,857)
Total	$6,100,064	$2,424,102

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

•
Convertible debentures and warrants: We have adopted the accounting standards of accounting for convertible debt and debt issued with stock purchase warrants and other related derivative accounting standards for valuation and accounting treatment of our outstanding convertible debentures and warrants.

•
Liquidated damages: We have adopted the FASB’s accounting standard of accounting for contingencies and the EITF’s accounting standard of accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, in connection with the liquidated damages, we accrued pursuant to the terms of our Registration Rights Agreement with certain investors dated February 27, 2007.

Recent Accounting Pronouncements

An amendment on disclosures about derivative instruments and hedging activities became effective for the Company on January 1, 2009.  The amendment seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, the amendment requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. The adoption of the amendment did not have a material impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued an accounting standard determining whether instruments granted in share-based payment transactions are participating securities. The standard addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in the FASB’s accounting standard of “Earnings per Share.” The standard requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. The accounting standard is effective for fiscal years beginning after December 15, 2008; earlier application is not permitted. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In January 2009, the FASB issued an accounting standard amending the Impairment Guidance of recognition of interest income and impairment on purchased and retained beneficial interests in securitized financial assets. The newly issued accounting standard changes the impairment model included to be more consistent with the impairment model of another accounting standard for accounting for securities.  The new accounting standard remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of this FASB Staff Positions did not have a material impact the Company’s consolidated financial statements.

In April 2009, the FASB issued three related FASB Staff Positions: (i) Recognition of Presentation of Other-Than-Temporary Impairments, (ii) Interim Disclosures about Fair Value of Financial Instruments, and (iii) Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which are effective for interim and annual reporting periods ending after June 15, 2009. The first Staff Position modifies the requirement for recognizing other-than-temporary impairments, changes the existing impairment model, and modifies the presentation and frequency of related disclosures. The second Staff Position requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  The third Staff Position requires new disclosures regarding the categories of fair value instruments, as well as the inputs and valuation techniques utilized to determine fair value and any changes to the inputs and valuation techniques during the period.  The adoption of these FASB Staff Positions did not have a material impact the Company’s consolidated financial statements.

In June 2009, the FASB issued an accounting standard amending the accounting and disclosure requirements for transfers of financial assets. This accounting standard requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. In addition, it eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009. The Company is currently assessing the impact of the standard on its consolidated financial statements.

In June 2009, the FASB issued an accounting standard amending the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). This standard modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. It clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. An ongoing reassessment is required of whether a company is the primary beneficiary of a variable interest entity. Further, it also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. The standard is effective for fiscal years beginning after November 15, 2009. The Company is currently assessing the impact of the standard on its consolidated financial statements.

In August 2009, the FASB issued an Accounting Standards Update (“ASU”) regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. The adoption of this ASU did not have a material impact the Company’s consolidated financial statements.

In October 2009, the FASB issued an ASU regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing. This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation. This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company is currently assessing the impact of this ASU on its consolidated financial statements.

Results of Operations – Three Month Periods ended September 30, 2009 and 2008
The following table summarizes our results of operations for the three months ended September 30, 2009 and 2008.

	Three Months Ended September 30,
	2009		2008
	Amount	Percentage of total revenue	Amount	Percentage of total revenue
Revenues	$12,777,095	100.0%	$10,051,259	100.0%
Gross Profit	$6,669,618	52.2%	$5,186,137	51.6%
Operating Expense	$1,689,602	13.2%	$1,071,292	10.7%
Income from Operations	$4,980,016	39.0%	$4,114,845	40.9%
Other (Expenses)/ gains	$1,181,040	9.2%	$(6,755)	(0.1)%
Income Tax Expenses	$813,722	6.4%	$642,066	6.4%
Net Income	$5,347,334	41.9%	$3,466,024	34.5%

         Revenues.  All of our revenues are derived from the sale of veterinary healthcare and medical care products in the PRC. For the three months ended September 30, 2009, we had revenues of $12,777,095 as compared to revenues of $10,051,259 for the three months ended September 30, 2008, an increase of approximately 27.1%. Our revenues consist of four product lines: veterinary medications, micro-organism, feed additives, and vaccines. Our revenues tend to be seasonal whereby the third quarter, fourth quarter, second quarter and first quarter have historically trended to represent our largest to smallest revenue quarters, respectively.

Revenues — Veterinary Medications.  Revenues from sales of our veterinary medications product line increased from $6,785,154 for the three months ended September 30, 2009 to $8,483,233 for the three months ended September 30, 2009 for an increase of $1,698,079 or 25%.  The increase in veterinary medication sales was primarily due to our increased utilization of our 2007 veterinary medicine facility expansion of 200% and increased sales efforts. We were able to utilize this capacity expansion as our customers increased the use of products for the treatment of livestock and poultry diseases during the three months ended September 30, 2009. $632,173 of this increase was the result of the sales of new products during the three months ended September 30, 2009. Of total revenues from veterinary medications during the three months ended September 30, 2009, approximately $3,330,000 or 26% of total revenue resulted from the sale of Praziquantel tablets which treats schistosomiasis.

Revenues — Micro-Organism.  Revenues from sales of our micro-organism product line increased from $2,411,526 for the three months ended September 30, 2008 to $3,186,453 during the three months ended September 30, 2009 for an increase of $774,927 or 32.1%. The increase was the result of increased sales efforts of our probiotics micro-organism products during the three months ended September 30, 2009.

Revenues — Feed Additives.  Revenues from sales of our feed additives product line increased from $513,980 for the three months ended September 30, 2008 to $539,856 for the three months ended September 30, 2009, for an increase of $25.876 or 5.0%.

Revenues — Vaccines.  Revenues from sales of our vaccines product line increased from $340,599 for the three months ended September 30, 2008 to $567,553 for the three months ended September 30, 2009, for an increase of $226,954 or 66.6%. This increase was the result of an increase in customer demand of our vaccine products during the three months ended September 30, 2009. We are presently operating at full production capacity for our vaccine product line and therefore cannot significantly increase sales until we expand our production capabilities which we presently have underway and anticipate completion at the end of this year.

Cost of Sales

Cost of Sales.  For the three months ended September 30, 2009, we had cost of sales, which consists of raw materials, direct labor, and manufacturing overhead, of $6,107,477 as compared to cost of sales of $4,865,122 the three months ended September 30, 2008, an increase of approximately 25.5% as a result of our overall sales increase of 27.1%. Our cost of sales consists of four product lines: veterinary medications, micro-organism, feed additives, and vaccines.

Cost of Sales — Veterinary Medications.  Cost of sales of our veterinary medications product line increased from $3,894,925 for the three months ended September 30, 2008 to $5,069,745 for the three months ended September 30, 2009, for an increase of $1,174,820 or approximately 30.2%. This increase was mainly due to the corresponding increase in veterinary medication sales.

Cost of Sales — Micro-Organism.  Cost of sales of our micro-organism product line increased from $720,667 for the three months ended September 30, 2008 to $786,741 for the three months ended September 30, 2009, for an increase of $66,074 or approximately 9.2%. This increase was mainly due to a corresponding increase in micro-organism sales.

Cost of Sales — Feed Additives.  Cost of sales of our feed additives product line decreased from $212,938 for the three months ended September 30, 2008 to $205,543 for the three months ended September 30, 2009, for an decrease of $7,395 or 3.5%.

Cost of Sales — Vaccines.  Cost of sales of our vaccines product line increased from $36,592 for the three months ended September 30, 2008 to $45,448 for the three months ended September 30, 2009, for an increase of $8,856 or 24.2%. This increase was a result of an increase of vaccine product sales during the three months ended September 30, 2009. We are presently operating at full production capacity for our vaccine product line and therefore cannot significantly increase sales until we expand our production capabilities which we presently have underway and anticipate completion at the end of this year.

Operating Expenses

	The three Months Ended September 30,
	2009		2008
	Amount	Percentage of total revenue	Amount	Percentage of total revenue
Gross Profit	$6,669,618	52.2%	$5,185,137	51.6%
Operating Expenses	$1,689,602	13.2%	$1,071,292	10.7%
Selling Expenses	$412,051	3.2%	$549,580	5.5%
General and Administrative Expenses	$878,866	6.9%	$318,470	3.2%
Research and Development Costs	$398,685	3.1%	$203,242	2.0%
Income from Operations	$4,980,016	39.0%	$4,114,845	40.9%

Selling Expenses.  Selling expenses, which consist of commissions, advertising and promotion expenses, freight charges, and salaries, totaled $412,051 for the three months ended September 30, 2009 as compared to $585,207 for the three months ended September 30, 2008, a decrease of approximately 25.0%. This decrease is a result of incurring greater selling and marketing costs in the third quarter of 2009, which reduced the cost for the third quarter of 2009. Although our selling expenses were lower, we anticipate that our selling expenses will continue to increase.

General and Administrative Expenses.  General and administrative expenses totaled $318,470 for the three months ended September 30, 2008, as compared to $878,866 for the three months ended September 30, 2009, an increase of approximately 176.0%. General and administrative expenses are primarily legal, accounting and other professional fees that we incurred as a U.S. public company. Our general and administrative expenses increased as a result increased costs relating to being on a senior exchange and ancillary costs relating to the financing. However, we anticipate that our general and administrative expenses will increase due to the increasing costs of being a U.S. public company, including, but not limited to, our annual NASDAQ Capital Market fees, fees related to investor relations and costs of complying with Sarbanes-Oxley.

Research and Development Costs.  Research and development costs, which consist of salaries, professional fees, and technical support fees, totaled $398,685 for the three months ended September 30, 2009, as compared to $203,242 for the three months ended September 30, 2008, an increase of approximately 96.2%. This increase is primarily attributable to increased research and development activities from developing veterinary vaccines. We anticipate that our research and development costs will continue to increase as we continue improve existing products and develop new products.

Results of Operations – Nine Month Periods ended September 30, 2009 and 2008

The following table summarizes out results of operations for the nine months ended September 30, 2009 and 2008.

	Nine Months Ended September 30,
	2009		2008
	Amount	Percentage of total revenue	Amount	Percentage of total revenue
Revenues	$22,844,099	100.0%	$17,215,807	100.0%
Gross Profit	$11,831,427	51.8%	$8,886,782	51.6%
Operating Expense	$3,906,305	17.1%	$2,633,003	15.3%
Income from Operations	$7,925,122	34.7%	$6,253,779	36.3%
Other Expenses	$(262,144)	(1.1)%	$(1,240,963)	(7.2)%
Income Tax Expenses	$1,367,797	6.0%	$1,056,506	6.1%
Net Income (loss)	$6,295,181	27.6%	$3,956,310	23.0%

         Revenues.  For the nine months ended September 30, 2009, we had revenues of $22,844,099 as compared to revenues of $17,215,807 for the nine months ended September 30, 2008, an increase of approximately 32.7%. Our revenues tend to be seasonal whereby the third quarter, fourth quarter, second quarter and first quarter have historically trended to represent our largest to smallest revenue quarters, respectively.

Revenues — Veterinary Medications.  Revenues from sales of our veterinary medications product line increased from $11,389,155 for the nine months ended September 30, 2008 to $14,999,173 for the nine months ended September 30, 2009, for an increase of $3,610,018 or 31.7%.  The increase in veterinary medication sales was primarily due to our increased utilization of our 2007 veterinary medicine facility expansion of 200% and increased sales efforts. We were able to utilize this capacity expansion as our customers increased the use of products for the treatment of livestock and poultry diseases during the nine months ended September 30, 2009. $1,232,307 of this increase was a result of the sales of new products during the nine months ended September 30, 2009. Approximately $4,600,000 or 20% and $1,900,000 or 8.3% of total revenue resulted from the sale of Praziquantel tablets which treats schistosomiasis during the nine months ended September 30, 2009 and 2008, respectively.

Revenues — Micro-Organism.  Revenues from sales of our micro-organism product line increased from $4,352,781 for the nine months ended September 30, 2008 to $5,815,280 during the nine months ended September 30, 2009, for an increase of $1,462,499 or 33.6%. The increase of $1,462,499 was the result of increased sales efforts of our probiotics micro-organism products during the nine months ended September 30, 2009.

Revenues — Feed Additives.  Revenues from sales of our feed additives product line increased from $784,161 for the nine months ended September 30, 2008 to $1,003,628 for the nine months ended September 30, 2009, for an increase of $219,467 or 28.0%. The increase of $219,467 was the result of increased sales efforts of our multi-enzyme feed additive products during the earlier half of 2009.

Revenues — Vaccines.  Revenues from sales of our vaccines product line increased from $689,710 for the nine months ended September 30, 2008 to $1,026,018 for the nine months ended September 30, 2009, for an increase of $336,308 or 48.8%. This increase was a result of an increase in customer demand of our vaccine products during the nine months ended September 30, 2009. We are presently operating at full production capacity for our vaccine product line and therefore cannot significantly increase sales until we expand our production capabilities which we presently have underway and anticipate completion at the end of this year.

Cost of Sales

Cost of Sales.  For the nine months ended September 30, 2009, we had cost of sales, which consists of raw materials, direct labor, and manufacturing overhead, of $11,012,672 as compared to cost of sales of $8,329,025 the nine months ended September 30, 2008, an increase of approximately 32.2% as a result of our overall sales increase of 32.7%.

Cost of Sales — Veterinary Medications.  Cost of sales of our veterinary medications product line increased from $6,607,869 for the nine months ended September 30, 2008 to $8,938,770 for the nine months ended September 30, 2009, for an increase of $2,330,901 or approximately 35.3%. This increase was mainly due to the corresponding increase in veterinary medication sales.

Cost of Sales — Micro-Organism.  Cost of sales of our micro-organism product line increased from $1,305,793 for the nine months ended September 30, 2008 to $1,560,588 for the nine months ended September 30, 2009, for an increase of $254,795 or approximately 19.5%. This increase was mainly due to a corresponding increase in micro-organism sales.

Cost of Sales — Feed Additives.  Cost of sales of our feed additives product line increased from $339,578 for the nine months ended September 30, 2008 to $404,349 for the nine months ended September 30, 2009, for an increase of $64,771 or 19.1%. The increase was primarily due to an increase in feed additive sales during the nine months ended September 30, 2009.

Cost of Sales — Vaccines.  Cost of sales of our vaccines product line increased from $75,785 for the nine months ended September 30, 2008 to $108,965 for the nine months ended September 30, 2009, for an increase of $33,180 or 43.8%. This increase was the result of an increase of vaccine product sales during the nine months ended September 30, 2009. We are presently operating at full production capacity for our vaccine product line and therefore cannot significantly increase sales until we expand our production capabilities which we presently have underway and anticipate completion at the end of this year.

Operating Expenses

	Nine Months Ended September 30,
	2009			2008
	Amount		Percentage of total revenue	Amount	Percentage of total revenue
Gross Profit		$11,831,427	51.8%	$8,886,782	51.6%
Operating Expenses		$3,906,305	17.1%	$2,633,003	15.3%
Selling Expenses		$1,204,653	5.3%	$1,042,267	6.1%
General and Administrative Expenses	$,	1,818,920	8.0%	$1,220,796	7.1%
Research and Development Costs		$882,732	3.9%	$369,940	2.1%
Income from Operations		$7,925,122	34.7%	$6,253,779	36.3%

Selling Expenses.  Selling expenses, which consist of commissions, advertising and promotion expenses, freight charges, and salaries, totaled $1,042,267 for the nine months ended September 30, 2008 as compared to $1,204,653 for the nine months ended September 30, 2009, an increase of approximately 15.6%. This increase is the result of our increased sales during the nine months ended September 30, 2009.

General and Administrative Expenses.  General and administrative expenses totaled $1,818,920 for the nine months ended September 30, 2009, as compared to $1,220,796 for the nine months ended September 30, 2008, an increase of approximately 49.0%. General and administrative expenses are primarily legal, accounting and other professional fees that we incurred as a U.S. public company. Our increase in general and administrative expenses was a result of costs incurred during the third quarter of 2009 relating to costs surrounding our financing as well as increased investor relations costs. We anticipate that our general and administrative expenses will increase due to the increasing costs of being a U.S. public company, including, but not limited to, our annual NASDAQ Capital Market fees, fees related to investor relations and costs of complying with Sarbanes-Oxley.

Research and Development Costs.  Research and development costs, which consist of salaries, professional fees, and technical support fees, totaled $882,732 for the nine months ended September 30, 2009, as compared to $369,940 for the nine months ended September 30, 2008, an increase of approximately 138.6%. This increase is primarily attributable to increased research and development activities from developing veterinary vaccines. We anticipate that our research and development costs will continue to increase as we continue improve existing products and develop new products.

Liquidity
 For the nine months ended September 30, 2009, cash used in operating activities was $7,198 compared to cash used of $296,134 for the same period in 2008.  For the nine months ended September 30, 2009, net cash used in operating activities other than net income was primarily due to an increase of $1,481,662 in accounts receivable, $1,029,920 in inventory, a decrease of accrued expenses of $473,576, a decrease in taxes payable of $482,933, and a decrease in accounts payable of $378,263. However, this decrease was offset by a decrease of $2,669,020 in inventory deposits. Collectively this decreased cash used in operating activities by $1,177,334 for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. For the nine months ended September 30, 2009, inventories increased by $4,534,194 as a result of the company carrying additional raw materials inventory to produce finished goods in the fourth quarter. For the nine months ended September 30, 2008, the decrease in cash used in operating activities was a result of (a) bulk purchases of certain raw materials for anticipated production of both existing and new products in the fourth quarter of fiscal 2008, (b) increased prepayments to certain suppliers to ensure low purchase price of certain raw materials, and (c) an increase in accounts receivable offset by an increase in taxes payable.

We used $3,565,681 in cash flows for investing activities for the nine months ended September 30, 2009, as compared to using $915,534 for investing activities for the nine months ended September 30, 2008. The net cash used in investing activities for the nine months ended September 30, 2009 was a result of payments made towards ongoing construction projects and plant and equipment of $2,980,086, purchase of an intangible asset of 1,172,720, and net loans made to third parties and raw material suppliers of $2,124,057 offset by refunds of long term prepayments of $2,711,182 previously made by the Company. The cash used in investing activities for the nine months ended September 30, 2008 was primarily the result of purchases of plant and equipment of $1,622,813 offset by a repayment of a loan of $688,176.

Cash generated by financing activities was $17,864,129 for the nine months ended September 30, 2009 as compared to $1,078,455 for the nine months ended September 30, 2008. Cash generated by financing activities for the nine months ended September 30, 2009 was the result of the financing that the Company completed on June 30, 2009. Cash provided by financing activities for the nine months ended September 30, 2008 was the result of advances from shareholders and shareholder loans.

As of September 30, 2009, we had cash of $14,796,990. Our total current assets were $36,183,942, and our total current liabilities were $3,780,370, which resulted in a net working capital of $32,403,572. Management believes that we have the ability to meet cash requirements for our operations in order to continue as a going concern, including sufficient cash flows to meet our obligations on a timely basis in the foreseeable future, provided that we can continue to maintain profitable operations and our net working capital remains liquid.

Capital Resources

During the nine months ended September 30, 2009 we completed a public offering of 3,220,000 shares of our common stock at a price of $6.49 per share resulting in net proceeds of 18,411,496. However, if we are to acquire another business or further expand our operations, we may need additional capital.

Plan of Operations

Over the next 12 months, we plan to continue to market and sell our current products and to develop new products. In 2003, we received approval from the State Council of China to expand our production facilities and construct a new GMP standard plant. We have invested $10,500,000 (RMB 82,000,000) into this project, which is our Huxian plant, including approximately $9,700,000 for the facilities and $800,000 for working capital. The construction work commenced in 2005, and we completed the veterinary medicine facility and the building that houses quality control, research and development and administration during 2007, both of which are fully operational. The remaining facilities of the Huxian plant are expected to be completed by the latter part of 2009. We anticipate that the new plant will generate sufficient cash flows; thus, management has concluded that there is no impairment loss on the construction-in-progress.

We believe that Xian Tianxing will be developing new products including animal immunization products, non-pathogenic micro-organisms for the cure and prevention of livestock disease, complex enzyme preparations as animal feed additives, and several new veterinary medicine products within the next 12 months.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years		3 – 5 years		More than 5 years
R&D Project Obligation	$676,778	$676,778	$		$		$
Operating Lease Obligations	292,997	59,296		94,299		70,006		69,396
Total	$969,775	$736,074		$94,299		$70,006		$69,396

During the first quarter of 2008, Xian Tianxing entered into an agreement with Northwestern Agricultural Technology University to jointly work on a research and development project regarding the application of nano-technology in the prevention of a major milk cow disease. The total projected budget for this project is approximately $574,000 (RMB 4 million), which we would pay in installments as the stages of the project are completed. We expect this project to be completed in one year. The research and development expense for this project was approximately $117,272 (RMB 800,000) as of September 30, 2009.  We also made $366,750 (RMB 2,500,000) of prepayments for the purchase of specific raw materials for the project. We anticipate that the remaining $89,978 (RMB 620,000) will be spent during the remainder of 2009.

During 2008, Xian Tianxing contracted with Shanxi Shenzhou Bio-pharmaceuticals Technology Company to jointly work on a R&D project with a contracted amount of approximately $308,000.  As of September 30, 2009, the Company incurred approximately $308,000 (RMB2,100,000) expenses relating to this project. This project is estimated to be completed in 2009.

During the third quarter of 2009, Xian Tianxing contracted with the Fourth Military Medical University to jointly work on a R&D project with a contracted amount of approximated $880,200(RMB 6,000,000). As of September 30, 2009, the Company incurred approximately $293,180 (RMB2,000,000) expenses relating to this project.

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

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the consolidated financial statements or otherwise stated in this Quarterly Report were as follows:

	September 30, 2009	December 31, 2008	September 30, 2008

Assets and liabilities	USD0.1467:RMB1	USD0.1467:RMB1	USD0.1463:RMB1

Statements of operations and cash flows for the period/year ended	USD0.14659:RMB1	USD0.14415:RMB1	USD0.1434:RMB1

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective.

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

Changes in Internal Control over Financial Reporting

Except for the remedial actions taken as described above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Other companies may independently develop similar products and design around any patented products we develop. We cannot assure you that:

·	any of our patent applications will result in the issuance of patents;
·	we will develop additional patentable products;
·	the patents we have been issued will provide us with any competitive advantages;
·	the patents of others will not impede our ability to do business; or
·	third parties will not be able to circumvent our patents.

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

Although our common shares commenced trading on the NASDAQ Capital Market on June 26, 2009, our common shares have historically been sporadically or “thinly traded”, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

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

As of November 12, 2009, our management and their affiliated entities own approximately 17.0% of our outstanding common shares, representing approximately 17.0% of our voting power. These stockholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions. In addition, because of the percentage of ownership and voting concentration in these principal stockholders and their affiliated entities, elections of our board of directors will generally be within the control of these stockholders and their affiliated entities. While all of our stockholders are entitled to vote on matters submitted to our stockholders for approval, the concentration of shares and voting control presently lies with these principal stockholders and their affiliated entities. As such, it would be difficult for stockholders to propose and have approved proposals not supported by management. There can be no assurances that matters voted upon by our officers and directors in their capacity as stockholders will be viewed favorably by all stockholders of the company.

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

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations. In general, pursuant to amended Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement (which disappears after one year). Affiliates may sell after six months subject to the Rule 144 volume, manner of sale (for equity securities), current public information and notice requirements. Of the approximately 6.97 million shares of our common stock outstanding as of November 12, 2009, approximately 4.91 million shares are, or will be, freely tradable without restriction, as of November 12, 2009. Any substantial sale of our common stock pursuant to Rule 144 may have a material adverse effect on the market price of our common stock.

The issuance of our series “A” preferred stock may subject us to certain claims by the holder of series “A” preferred shares as well as indemnification obligations to the directors who authorized the issuance.

In 2001, 2,000,000 shares of our series “A” preferred stock were issued to a corporation wholly owned by our then Chief Executive Officer and director for services purportedly rendered by him. The resolutions of the board of directors approving such issuance stated that the series “A” preferred shares carries a “super voting power of five.” No certificate of designation was ever filed with the Nevada Secretary of State for these shares and we do not believe any certificate evidencing such shares was issued by any transfer agent. As a result, the board of directors believes that the issuance was not valid under Nevada law and thus has adopted resolutions that resolve voiding all outstanding shares of the series “A” preferred stock and barring any re-issuance or authorization of our series “A” preferred stock unless such matter was submitted to a vote of our shareholders and approved by a disinterested vote of a majority of each class of our outstanding stock. We therefore intend to omit all reference to the status of having issued 2,000,000 series “A” preferred shares in future filings with the Securities and Exchange Commission as soon as the resolutions as adopted by the board of directors are implemented.

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

November 16, 2009	SKYSTAR BIO-PHARMACEUTICAL COMPANY

	By:	/s/ Weibing Lu
Weibing Lu Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Bennet P. Tchaikovsky
Bennet P. Tchaikovsky Chief Financial Officer (Principal Financial and Accounting Officer)