Form 10-K
period 2009-12-31
SKYSTAR BIO-PHARMACEUTICAL CO
filed 2010-03-31
CIK 1076939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number: 001-15643

SKYSTAR BIO-PHARMACEUTICAL COMPANY
(Exact name of registrant as specified in its charter)

Nevada	33-0901534
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Rm. 10601, Jiezuo Plaza, No.4, Fenghui Road South, Gaoxin District, Xian Province, P.R. China	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (8629) 8819-3188

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock $0.001 Par Value	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained herein, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☑

As of June 30, 2009, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $46.6 million based on a closing price of $8.97 per share of common stock as reported on the NASDAQ Stock Market on such date.

On March 24, 2010, we had 7,097,708 shares of common stock issued and outstanding.

TABLE OF CONTENTS
TO ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2009

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

All of the Company’s operations are carried out by Xian Tianxing which the Company controls through contractual arrangements between Xian Tianxing and Sida Biotechnology (Xian) Co., Ltd. (“Sida”), the wholly owned subsidiary of Fortunate Time International Limited, the wholly-owned subsidiary of Skystar Bio-Pharmaceutical (Cayman) Holdings Co., Ltd. (“Skystar Cayman”), which became our wholly-owned subsidiary subsequent to a share exchange transaction on November 7, 2005.

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

Corporate Organization and History

We were originally incorporated in Nevada under the name Hollywood Entertainment Network, Inc. on September 24, 1998, with a principal business objective to operate as an independent film company in the business of motion picture production and distribution. On May 23, 2000, we underwent a reverse merger and abandoned this enterprise to become a developer of computer security software and hardware and changed our name to The Cyber Group Network Corporation to reflect this change in business.

In September 2005, we executed a Share Exchange Agreement (“Exchange Agreement”) by and among R. Scott Cramer, Steve Lowe, David Wassung (all hereinafter collectively referred to as the “CGPN Stockholders”) and us on the one hand, and Skystar Bio-Pharmaceutical (Cayman) Holdings Co., Ltd., a Cayman Island Company (“Skystar Cayman”), and the stockholders of 100% of Skystar Cayman’s common stock (the “Skystar Cayman Stockholders”), on the other hand. (This transaction is referred to hereinafter as the “Share Exchange Transaction”). Under the Exchange Agreement, on the Closing Date, we issued shares of our Series B preferred stock (the “CGPN Shares”) to the Skystar Cayman Stockholders in exchange for 100% of the common stock of Skystar. The CGPN Shares issued were convertible, in the aggregate, into a number of shares of our common stock that would equal 89.5% of the outstanding shares of our common stock, if the shares were to be converted on the Closing Date. In addition, on the Closing Date, Skystar Cayman paid us $120,000, which was used to pay our liabilities.

The closing of the Share Exchange Transaction (the “Closing”) occurred on November 7, 2005 (the “Closing Date”). From and after the Closing Date, our primary operations consist of the operations of Skystar Cayman. The Share Exchange Transaction was accounted for as a reverse merger (recapitalization) with Skystar Cayman deemed to be the accounting acquirer, and us as the legal acquirer. Accordingly, the historical financial information presented in future financial statements will be that of Skystar Cayman as adjusted to give effect to any difference in the par value of ours and Skystar Cayman’s stock with an offset to capital in excess of par value. The basis of the assets, liabilities and retained earnings of Skystar Cayman, the accounting acquirer, have been carried over in the recapitalization. Upon the closing of the Exchange Transaction, we became a Chinese bio-pharmaceutical company that develops, manufactures and markets a wide range of veterinary healthcare and medical care products.

Skystar Cayman was incorporated under the laws of the Cayman Islands on January 24, 2005. Mr. Weibing Lu and Mr. Wei Wen are the Directors of Skystar Cayman. On October 28, 2005, Skystar Cayman entered into a series of contractual arrangements with Xian Tianxing Bio-Pharmaceutical Co., Ltd. (“Xian Tianxing”) and its stockholders, pursuant to which Skystar Cayman would have the ability to substantially influence Xian Tianxing’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring stockholder approval. For a description of these contractual arrangements, see “Contractual Arrangements with Xian Tianxing and its Stockholders” below.

Xian Tianxing was incorporated on July 3, 1997, in China as a limited liability company without shares, but restructured as a joint stock company limited by shares on December 31, 2003. Mr. Weibing Lu, who is our Chief Executive Officer, is General Manager (equivalent to Chief Executive Officer) and Chairman of Xian Tianxing. Mr. Zugang Guo, Mr. Wei Wen, Mr. Xinya Zhang, Ms. Erna Gao and Mr. Lun Shen are Vice Chairman, Vice-General Manager and Director, Chairman of the Board of Supervisors, Financial Director, and Supervisor of Xian Tianxing, respectively. The paid-in capital of Xian Tianxing was funded by individuals who were majority stockholders of Skystar Cayman immediately prior to the closing of the Share Exchange Transaction.

On August 21, 2007, Xian Tianxing invested $68,550 (RMB 500,000) to establish Shanghai Siqiang Biotechnological Company Limited (“Shanghai Siqiang”). Shanghai Siqiang was established in Putuo District, Shanghai, with a registered capital of $68,550 (RMB 500,000) and Xian Tianxing is the 100% shareholder. Shanghai Siqiang serves as a research and development center for Xian Tianxing to engage in research, development, production and sales of feed additives and veterinary disease diagnosis equipments. The management of Shanghai Siqiang includes: Mr. Lun Shen as Executive Director, Mr. Wei Shen as General Manager and Ms. Erna Gao as Supervisor.

On October 16, 2007, our board of directors approved the acquisition of all of the issued and outstanding shares of Fortunate Time, a Hong Kong company owned 100% by Mr. R. Scott Cramer, a member of our board of directors. Fortunate Time’s management consists solely of Mr. Wei Wen as Director.

On July 10, 2007, Fortunate Time established Sida in the High Technology District in Xi’an as its wholly owned subsidiary with $5,000,000 in registered capital. On July 13, 2009, the High Technology District approved Sida’s application to increase its registered capital to $15,000,000, which amount has been fully capitalized. As the wholly owned subsidiary of a non-Chinese company (Fortunate Time), Sida is deemed a wholly foreign owned enterprise (“WFOE”). On March 10, 2008, all of the rights and obligations of Skystar Cayman under the contractual arrangements were transferred to Sida. As described below under “Transfer of the Contractual Arrangements with Xian Tianxing and its Stockholders”, Sida’s principal business is to carry out the terms of the contractual arrangements with Xian Tianxing and its shareholders. Sida’s management includes: Mr. Wei Wen (who is a member of our Board), Mr. Xinya Zhang, Ms. Erna Gao and Mr. Lun Shen as General Manger, Vice-General Manager and Director, Supervisor, and Director, respectively.

As a result of these contractual arrangements, which obligates Sida to absorb a majority of the risk of loss from Xian Tianxing’s activities and enable Sida to receive a majority of its expected residual returns, we believe Xian Tianxing is a VIE under FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”, because the equity investors in Xian Tianxing do not have the characteristics of a controlling financial interest and we should be considered the primary beneficiary of Xian Tianxing. Accordingly, although neither we nor our subsidiaries own any equity interests in Xian Tianxing, we consolidate Xian Tianxing’s results, assets and liabilities in the accompanying financial statements.

On September 18, 2009, Skystar Bio-Pharmaceutical Inc., a California corporation (“Skystar California”), was established to facilitate our exploring of business opportunities in California, and we seeded the venture with $200,000 of initial capital for such purpose.

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

On May 12, 2009, we effected a 1-for-10 reverse stock split of the Company’s issued and outstanding shares of common stock and concurrently reduced the number of authorized shares of common stock from 200,000,000 to 20,000,000. Under Section 78.2055 of the Nevada Revised Statues (“NRS”), to decrease the numbers of issued and outstanding shares of a class or series of a corporation's capital stock requires the approval of stockholders holding a majority of the voting power of the affected class or series, or such greater proportion as may be provided in the articles of incorporation, regardless of limitations or restrictions on the voting power of the affected class or series. However, under NRS Section 78.207, a corporation may change the number of shares of a class of its authorized stock by increasing or decreasing the number of authorized shares of the class and correspondingly increasing or decreasing the number of issued and outstanding shares of the same class held by each stockholder of record by a resolution adopted by the board of directors without obtaining the approval of the stockholders. Accordingly, we effected the 1-for-10 reverse stock split without the approval of our stockholders by concurrently effecting a corresponding reduction in the number of shares of our authorized common stock pursuant to NRS Section 78.207.

On November 16, 2009, we effected a 2-for-1 forward stock split of the Company’s issued and outstanding shares of common stock and a proportional increase of the Company’s authorized shares of common stock from 20,000,000 to 40,000,000, pursuant to NRS Section 78.209.

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

Transfer of the Contractual Arrangements with Xian Tianxing and its Shareholders

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

Current Corporate Structure

We conduct substantially all of our business operations through Xian Tianxing. Chinese law currently has limits on foreign ownership of certain businesses which prohibit non-Chinese persons from having direct ownership interests. To comply with these foreign ownership restrictions, we do not own any equity interests in Xian Tianxing or its wholly-owned subsidiary, Shanghai Siqiang, but control and receive the economic benefits of their business operations through contractual arrangements. Xian Tianxing holds the licenses and approvals necessary to operate its business in China. We have contractual arrangements with Xian Tianxing and its stockholders pursuant to which we provide technology consulting and other general business operation services to Xian Tianxing. Through these contractual arrangements, we also have the ability to substantially influence Xian Tianxing’s daily operations and financial affairs, since we are able to appoint its senior executives and approve all matters requiring stockholder approval. As a result of these contractual arrangements, which enable us to control Xian Tianxing (and through Xian Tianxing, Shanghai Siqiang) and to receive, through our direct and indirect wholly owned subsidiaries, all of Xian Tianxing’s profits, we are considered the primary beneficiary of Xian Tianxing. Accordingly, we consolidate Xian Tianxing’s results, assets and liabilities in our financial statements.

However, Chinese laws and regulations concerning the validity of the contractual arrangements are uncertain, as many of these laws and regulations are relatively new and may be subject to change, and their official interpretation and enforcement by the Chinese government may involve substantial uncertainty. Additionally, the contractual arrangements may not be as effective in providing control over Xian Tianxing as direct ownership, which we are restricted from under current Chinese law. Due to such uncertainty, we may take such additional steps in the future as may be permitted by the then applicable law and regulations in China to further strengthen our control over or toward actual ownership of Xian Tianxing or its assets or business operations, which could include direct ownership of selected assets without jeopardizing any favorable government policies toward domestic owned enterprises. Because we rely on Xian Tianxing for our revenue, any termination of or disruption to these contractual arrangements could detrimentally affect our business.

Set forth below is our current corporate structure:

(1)
The management of Skystar includes: Mr. Weibing Lu as Chairman and Chief Executive Officer, Mr. Bennet P. Tchaikovsky as Chief Financial Officer, and Mr. Wei Wen, Mr. R. Scott Cramer, Mr. Mark D. Chen, Mr. Qiang Fan, Dr. Shouguo Zhao and Dr. Chengtun Qu as members of the board of directors. As of March 24, 2010: Upform Group Limited, a British Virgin Islands company of which Mr. Lu is a director, owns approximately 13.2% of Skystar’s issued and outstanding common stock; Clever Mind International Limited, a British Virgin Islands company of which Mr. Wen is director, owns approximately 0.6%; Mr. Cramer owns and/or controls approximately 2.2%, and Mr. Tchaikovsky owns approximately 0.3% and Mr. Chen owns approximately 0.08%. Mr. Fan, Dr. Zhao and Dr. Qu do not own any shares of Skystar’s common stock.

(2)	The management of Skystar Cayman is comprised of Mr. Weibing Lu and Mr. Wei Wen as its Directors. Skystar is the sole shareholder of Skystar Cayman.

(3)	The management of Fortunate Time is comprised solely of Mr. Wei Wen as its Director. Skystar Cayman is the sole shareholder of Fortunate Time.

(4)
The management of Sida includes: Mr. Wei Wen as General Manager, Mr. Xinya Zhang as Vice-General Manager and Director, Mr. Lun Shen as Director and Ms. Erna Gao as Supervisor. Fortunate Time is the sole shareholder of Sida.

(5)
Sida controls Xian Tianxing through contractual arrangements designed to mimic equity ownership of Xian Tianxing by Sida. These contracts include a consulting services agreement, operating agreement, equity pledge agreement, option agreement, and proxy agreement. Sida is a wholly-foreign owned enterprise or “WFOE.” Most foreign entities such as us control or hold ownership of Chinese enterprises indirectly through WFOEs because it eliminates the need for a Chinese partner.

(6)
The management of Xian Tianxing includes: Mr. Weibing Lu as Chairman and General Manager (equivalent to Chief Executive Officer), Mr. Zugang Guo as Vice Chairman, Mr. Wei Wen as Vice-General Manager and Director, Mr. Xinya Zhang as Chairman of Board of Supervisors, Ms. Erna Gao as Finance Director and Mr. Lun Shen as Supervisor. As of the date of this prospectus: Mr. Lu owns approximately 41%, and Mr. Wen approximately 5%, of the issued and outstanding stock of Xian Tianxing; Mr. Guo, Mr. Zhang, Ms. Gao and Mr. Shen do not own any equity interests in Xian Tianxing.

(7)
The management of Shanghai Siqiang includes: Mr. Lun Shen as Executive Director, Mr. Wei Shen as General Manager and Ms. Erna Gao as Supervisor. Xian Tianxing is the sole shareholder of Shanghai Siqiang.

Our Business

As discussed above, we conduct our business through Xian Tianxing. After nine (9) years of development, we have become a high-tech enterprise with registered capital of RMB 42,000,000 (approximately $5,082,000), and are engaged in research, development, production, marketing and sales of bio-pharmaceutical and veterinary products. Our business divisions currently include a bio-pharmaceutical products division, a veterinary drugs division, a fodder and feed additive division, and a microorganism preparation division.

Our Products

Currently, we have four major product lines:

•	Our bio-pharmaceutical veterinary vaccine line currently includes over 10 products and accounted for 4% of our revenue in 2009;

•	Our veterinary medicine line for poultry and livestock currently includes over 159 products and accounted for 68% of our revenue in 2009;

•	Our feed additives line currently includes over 10 products and accounted for 4% of our revenue in 2009; and

•	Our micro-organism products line currently includes over 16 products and accounted for 24% of our revenue in 2009.

Industry and Market Overview

Management believes there is significant demand for veterinary medicines and vaccines in China. Statistics from the Chinese Ministry of Agriculture show that China vaccinated six billion poultry and 850 million livestock in the first half of 2006. According to the Chinese Ministry of Agriculture, the addressable market in China in 2004 for veterinary, livestock and poultry vaccines was over 70 billion doses; however the market supply was only 32 billion doses.

We also believe that there is a substantial market for micro-organisms which are fed to animals and result in healthier livestock and reduced feed requirements for our customers. According to the Chinese Ministry of Agriculture, the addressable market in China in 2004 for such micro-organisms was 3 million tons, while the supply output was only 200,000 tons.

Distribution Methods of Our Products and Our Customers

As of December 31, 2009, we had over 1,983 customers in 29 provinces in China, including 1,465 distributors and 518direct customers. Of the 1,465 distributors, 350 are physical stores which have outer signage with our logo and sell products from our four product lines exclusively (“Franchise Distributors”). We intend to enter into agreements with additional distributors in order to strengthen our distribution network and convert some of these distributors to Franchise Distributors.

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

None of our customers accounted for 10% or more of our total revenues in 2009.

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

Sources and Availability of Raw Materials and Our Principal Suppliers

Xi’an Yanghua Chemical Co., Ltd., Xi’an Nanchen Trading Co., Ltd. and Xi’an Fandike Chemical Technology Co., Ltd. collectively supplied over forty-eight percent (48%) of the raw materials we used to manufacture our products. We design, create prototypes and manufacture our products at our manufacturing facilities located at Xi’an city, Shaanxi Province, China. Our principal raw materials include various chemical compounds including dexamethasone sodium phosphate (a glucocorticoid with anti-inflammatory property), stachyose (a tetrasaccharide found naturally in many vegetables), praziquantel (which treats schistosomiasis) and thiamphenicol (an antibiotic). We also use Chinese herbs such as Huoxiang, Huanglian, and Zhang Red Flowers as raw materials, which are supplied to us by Wan Shou Bei Lu Zhong Kui Cao Yao Xing. None of our current products requires any raw materials that are scarce, and our raw materials generally are readily available from a wide range of sources. Accordingly, we do not have any continuing or long term supply agreements with any of these suppliers, and purchase our raw materials from them on a per purchase order basis. The prices for these raw materials are nevertheless subject to market forces largely beyond our control, including energy costs, organic chemical feedstock, market demand, and freight costs. The prices for these raw materials have varied significantly in the past and may vary significantly in the future.

As a result of our research and development efforts in 2007 in cooperation with research institutes including Shaanxi Microbial Research Institute, Jiangsu Microbial Research Institute, China Northwestern University and China Northwest A&F University, we now also internally produce microbial strains, which are key components of our micro-organism products. Our ability to produce microbial strains has translated into a significant cost reduction for these raw materials.

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

Additionally, Xian Tianxing is approved by the Chinese Ministry of Agriculture for the manufacture and distribution of 100 types of veterinary drugs. Such approvals certify Xian Tianxing’s products as conforming to government-mandated standards. The approvals are issued for a period of 5 years and may be renewed 6 months prior to their expiration date. The 100 veterinary drugs and their approval numbers are listed below:

Veterinary Drug Products	Approval Number
Metamizole Sodium Injection	Veterinary Drug (2007) 270261152
Antondine Injection	Veterinary Drug (2007) 270261160
Dexamethasone Sodium Phosphate Injection	Veterinary Drug (2007) 270262530
Enrofloxacin Injection	Veterinary Drug (2007) 270262518
Compoumd Vitamin B Injection	Veterinary Drug (2007) 270264572
Sulfamonomethoxine Sodium Injection	Veterinary Drug (2007) 270261616
Sulfadiazine Sodium Injection	Veterinary Drug (2007) 270261634
Kanamycin Sulfate Injection	Veterinary Drug (2007) 270261211
Gentamycin Sulfate Injection	Veterinary Drug (2007) 270261507
Gentamycin Micronomicin Sulfate Injection (10 ml:100,000 parts)	Veterinary Drug (2007) 270262751
Gentamycin Micronomicin Sulfate Injection (10ml: 200,000 parts)	Veterinary Drug (2007) 270262752
Mequindox Injection (10ml:0.5g)	Veterinary Drug (2007) 270261174
Mequindox Injection (10ml:0.2g)	Veterinary Drug (2007) 270264644
Vitamin C Injection	Veterinary Drug (2007) 270262795
Vitamin B1 Injection	Veterinary Drug (2007) 270261389
Lincomycin Hydrochloride Injection (10ml:0.3g)	Veterinary Drug (2007) 270262614
Lincomycin Hydrochloride Injection (10ml:1.5g)	Veterinary Drug (2007) 270262616
Danofloxacin Mesylate Powder	Veterinary Drug (2008) 270262036
Ofloxacin Injection	Veterinary Drug (2007) 270262126
Norfloxacin Nicotinate Injection	Veterinary Drug (2007) 270262593
Ciprofloxacin Hydrochloride Injection	Veterinary Drug (2007) 270262160
Pefloxacin Mesylate Granules	Veterinary Drug (2007) 270262042
Praziquantel Tablets	Veterinary Drug (2007) 270261174
Compound Sulfamethoxazole Tablets	Veterinary Drug (2007) 270261612
Ofloxacin Tablets	Veterinary Drug (2007) 270262123
Amoxicillin Soluble Powder	Veterinary Drug (2007) 270261199

Avermectin Powder	Veterinary Drug (2007) 270262066
Diclazuril Premix (0.2%)	Veterinary Drug (2007) 270261140
Diclazuril Premix (5%)	Veterinary Drug (2007) 270262528
Florfenicol Powder	Veterinary Drug (2007) 270262110
Compound Amoxicillin Powder	Veterinary Drug (2007) 270262092
Thiamphenicol Powder	Veterinary Drug (2007) 270262722
Erythromycin Thiocyanate Soluble Powder	Veterinary Drug (2007) 270261492
Apramycin Sulfate Soluble Powder	Veterinary Drug (2007) 270262745
Neomycin Sulfate Soluble Powder	Veterinary Drug (2007) 270262755
Colistin Sulfate Soluble Powder	Veterinary Drug (2007) 270262758
Salinomycin Sodium Premix	Veterinary Drug (2007) 270261379
Ciprofloxacin Hydrochloride Soluble Powder	Veterinary Drug (2007) 270262159
Spectinomycin Hydrochloride and Lincomycin Hydrochloride Soluble Powder	Veterinary Drug (2007) 270262602
Ofloxacin Soluble Powder	Veterinary Drug (2007) 270262124
Baitouweng San	Veterinary Drug (2007) 270265053
Baotai Wuyou San	Veterinary Drug (2007) 270265111
Chulijing	Veterinary Drug (2007) 270265192
Danjibao	Veterinary Drug (2007) 270265171
Feizhucai	Veterinary Drug (2007) 270265100
Fuzheng Jiedu San	Veterinary Drug (2007) 270265076
Gongying San	Veterinary Drug (2007) 270265028
Houyanjing San	Veterinary Drug (2007) 270265179
Huanglian Jiedu San	Veterinary Drug (2007) 270265178
Jianji San	Veterinary Drug (2007) 270265133
Jianwei San	Veterinary Drug (2007) 270265134
Jingfang Baidu San	Veterinary Drug (2007) 270265127
Mubin Xiaohuang San	Veterinary Drug (2007) 270265035
Qingfei Zhike San	Veterinary Drug (2007) 270265157
Qingshu San	Veterinary Drug (2007) 270265162
Qingwen Baidu San	Veterinary Drug (2007) 270265165
Quchong San	Veterinary Drug (2007) 270265089
Tongru San	Veterinary Drug (2007) 270265156
Xiaoji San	Veterinary Drug (2007) 270265146
Yimu Shenghua San	Veterinary Drug (2007) 270265148
Yujin San	Veterinary Drug (2007) 270265102
Zhili San	Veterinary Drug (2007) 270265037
Compound Sulfamethoxydiazine Sodium Injection	Veterinary Drug (2007) 270261608

Lomefloxacin Hydrochloride Soluble Powder	Veterinary Drug (2008) 270262166
Danofloxacin Mesylate Injection	Veterinary Drug (2008) 270262033
Sulfathiazole Sodium Injection	Veterinary Drug (2008) 270261645
Buzhong Yiqi San	Veterinary Drug (2008) 270265082
Fangji San	Veterinary Drug (2008) 270265072
Shenling Baishu San	Veterinary Drug (2008) 270265093
Qibu San	Veterinary Drug (2008) 270265220
Sulfaquinoxaline Sodium Soluble Powder (10%)	Veterinary Drug (2008) 270261624
Sulfaquinoxaline Sodium Soluble Powder (5%)	Veterinary Drug (2008) 270262580
Fenbendazole Powder	Veterinary Drug (2008) 270261189
Sulfachloropyrazin Sodium Soluble Powder	Veterinary Drug (2008) 270262703
Huoxiang Zhengqi San	Veterinary Drug (2008) 270265200
Cuiqing San	Veterinary Drug (2008) 270265188
Longdan Xiegan San	Veterinary Drug (2008) 270265057
Maxing Shigan San	Veterinary Drug (2008) 270265174
Qumai San	Veterinary Drug (2008) 270265067
Shengru San	Veterinary Drug (2008) 270265051
Xiaoshi Pingwei San	Veterinary Drug (2008) 270265145
Xiaochaihu San	Veterinary Drug (2008) 270265018
Yinqiao San	Veterinary Drug (2008) 270265172
Pefloxacin Mesylate Injection	Veterinary Drug (2008) 270262665
Enrofloxacin Injection (10ml:250mg)	Veterinary Drug (2008) 270261295
Florfenicol Injection	Veterinary Drug (2008) 270262546
Lomefloxacin Hydrochloride Injection	Veterinary Drug (2008) 270262169
Berberine Sulfate Injection	Veterinary Drug (2008) 270264595
Gentamycin Sulfate Injection (10ml:0.2g)	Veterinary Drug (2008) 270261506
Promethazine Hydrochloride Injection	Veterinary Drug (2008) 270262126
Bailong San	Veterinary Drug (2008) 270265055
Feizhu San	Veterinary Drug (2009) 270265101
Ivermectin Premix	Veterinary Drug (2009) 270263059
Kitasamycin Premix	Veterinary Drug (2008) 270262043
Pefloxacin Mesylate Soluble Powder	Veterinary Drug (2008) 270262040
Ciprofloxacin Lactate Soluble Powder	Veterinary Drug (2008) 270262073
Norfloxacin Nicotinic Soluble Powder	Veterinary Drug (2008) 270262178
Tylosin Tartrate Soluble Powder	Veterinary Drug (2008) 270262731
Lincomycin Hydrochloride Soluble Powder	Veterinary Drug (2008) 270262620
Tilmicosin Premix	Veterinary Drug (2010) 270262263

Bio-pharmaceutical companies are at times involved in litigation based on allegations of infringement or other violations of intellectual property rights. Furthermore, the application of laws governing intellectual property rights in China and abroad is uncertain and evolving and could involve substantial risks to us.

Government Approval and Regulation of Our Principal Products or Services

Government approval is required for the production of bio-pharmaceutical products. The Chinese Ministry of Agriculture has granted Xian Tianxing three government permits to produce the following products: Forage Additive Products, Additive and Mixed Forage Products and Veterinary Medicine Products. For the production of the veterinary medicine, there is a national standard known as the Good Manufacturing Practice (“GMP”) standard. A company must establish its facility according to GMP standards, including both the facility and the production process. After establishing such facility, the company files an application to operate the facility with the PRC Ministry of Agriculture, which then sends a team of specialists to conduct an on-site inspection of the facility. A company cannot start production at the facility until it receives approval from the Ministry of Agriculture to begin operations. Xian Tianxing currently has the requisite approval and licenses from the Ministry of Agriculture in order to operate our production facilities.

Research and Development

We place great emphasis on product research and development, and are currently working closely with two research institutes in the veterinary science field. With Shanghai Poultry Verminosis Institution, which is a part of the Chinese Academy of Agricultural Sciences, we have jointly established the Skystar Research and Development Center in Shanghai. We have also established a research and development center, located on our premises in Huxian, with Shaanxi Microbial Institute, the only microbial research institute in northwest China.

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

1.
Development of protein technology and enzyme mechanism.  Introducing the technology in polypeptides, we are working to develop new products to cure piglet diarrhea. The products are expected to stimulate the release of growth hormones in piglets, improve their ability to produce antibody and excrete stomach acidity, enhance the activity of albumen enzyme and adjust the activity of T.B. cells, thereby improving their all-around disease-resistance ability. We expect these new products will greatly reduce the use of traditional chemical drugs and lead to more environmentally-friendly livestock raising. These products are now in the interim stage of development. We are also developing complex enzyme preparations as new feed additives and aim to use anti-inflammatory enzyme, polyase, and cellulose to form the best combination to effectively dissolve and cause the additive to be absorbed in the feed. Our goal is to drastically improve the absorption rate of the feed, thereby reducing the ratio of usage of feed versus meat, while concurrently reducing the incidence of disease in livestock and poultry. We are looking to outsource certain aspects of these research projects to Shaanxi Jiuzhou Biotechnology Co., Ltd., a member of Shaanxi Jiuzhou Biomedicine Park, although we have not entered into any definitive agreement.

2.
Development of non-pathogenic micro-organisms.  We are also developing, in cooperation with the Institute, non-pathogenic micro-organisms and, based upon current products of microbe preparations, lactobacillus, bacillus, bifid bacterium baceroid, and combined with the most appropriate oligosaccharide preparations to produce living bacterium which will be applied to cure gastrointestinal tract diseases resulting from the maladjustment of flora. If successful, micro-organism preparations can be effective cure and prevention for livestock disease, and can greatly reduce the use of antibiotic and other drugs.

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

1.
Development of new products for animal immunization by employing new technologies in micro-organism and bacterium.  We expect to be placing greater resources into our research and development with the Institution of toxoid, multivalent inactivated vaccines and attenuated live vaccine, which we believe will gradually replace traditional chemical drugs and which will greatly impact the animal vaccination industry.

2.
Development of veterinary medicines for pets.  We believe that markets for pet-related products, including vaccines have been experiencing growth at a rate reflective of the growth rate for the general economy in China. We believe that this niche market is being overlooked by local manufacturers. To attempt to take advantage of this opportunity, we have over 20 products of veterinary medicines for pets that are in the course of development.

During the first quarter of 2008, Xian Tianxing contracted with Northwestern Agricultural Technology University to jointly work on an R&D project concerning the application of nano-technology in the prevention of major milk cow disease. We expect to obtain veterinary permit for a new product based on the project from government sometime in 2010.

On September 23, 2009, we purchased an exclusive aquaculture vaccine technology from and signed a collaborative research and development agreement with China’s Fourth Military Medical University (“FMMU”) for RMB 8 million (approximately $1.2 million), granting the Company exclusive rights to sell and market the patented aquaculture vaccine through 2020. Under this patented technology, and in collaboration with FMMU, we will produce the first vaccine in China designed to safely prevent and treat certain bacterial infection and diseases in marine life without causing harmful side effects. Based on its first-to-market status, the Chinese Ministry of Agriculture has issued a Grade I Veterinary Certificate for our vaccine.

We have also worked with Northwest A&F University in Shaanxi Province and Jiangsu Institute of Microbiology in the past, and we continue to look for opportunities to collaborate with these and other research institutes in the future.

In 2009, we spent $1,167,937, or approximately 3.5%, of our revenue on R&D. In 2008, we spent $549,236, or approximately 2.1%, of our revenue on R&D.

Costs and Effects of Compliance with Environmental Laws

In compliance with Chinese environmental regulations, we spent approximately $25,000 in 2008 and $30,000 in 2009, mainly for the wastewater treatment in connection with our production facilities.

Employees

As of December 31, 2009, we have approximately 214 employees, of which 169 are full time employees. As of December 31, 2008, we had 229 employees, of which 226 worked as full time employees. None of these employees are represented by any collective bargaining agreements. We have not experienced a work stoppage. Management believes that our relations with our employees are good.

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

The market price of our common stock is volatile, and its value may be depressed at a time when you want to sell your holdings.

The market price of our common stock is volatile due to market and industry factors, many of which are beyond our control. Additionally, the price and trading volume for our common stock may be highly volatile for specific business reasons. Factors such as variations in our revenues, earnings and cash flow, announcements of new investments, cooperation arrangements or acquisitions, and fluctuations in market prices for our products could cause the market price for our shares to change substantially.

Securities class action litigation is often instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs to us and divert our management’s attention and resources.

Moreover, the trading market for our common stock will be influenced by research or reports that industry or securities analysts publish about us or our business. If one or more analysts who cover us downgrade our common stock, the market price for our common stock would likely decline. If one or more of these analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which, in turn, could cause the market price for our common stock or trading volume to decline.

Furthermore, securities markets may from time to time experience significant price and volume fluctuations for reasons unrelated to operating performance of particular companies. These market fluctuations may adversely affect the price of our common stock and other interests in our company at a time when you want to sell your interest in us.

Although publicly traded, the trading market in our common stock may be substantially less liquid than the average stock quoted on the NASDAQ Capital Market, and such low trading volume may adversely affect the price of our common stock.

Although our common stock is traded on the NASDAQ Capital Market, the trading volume of our common stock has generally been very low. Reported average daily trading volume in our common stock for the three month period ended March 31, 2010 was approximately 54,510 shares. Limited trading volume will subject our shares of common stock to greater price volatility and may make it difficult for you to sell your shares of common stock at a price that is attractive to you.

Our corporate actions are substantially controlled by our management stockholders and affiliated entities.

As of March 24, 2010, our management and their affiliated entities own approximately 16.4% of our outstanding common shares, representing approximately 16.4% of our voting power. These stockholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions. In addition, because of the percentage of ownership and voting concentration in these principal stockholders and their affiliated entities, elections of our board of directors will generally be within the control of these stockholders and their affiliated entities. While all of our stockholders are entitled to vote on matters submitted to our stockholders for approval, the concentration of shares and voting control presently lies with these principal stockholders and their affiliated entities. As such, it would be difficult for stockholders to propose and have approved proposals not supported by management. There can be no assurances that matters voted upon by our officers and directors in their capacity as stockholders will be viewed favorably by all stockholders of the company.

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

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations. In general, pursuant to amended Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement (which disappears after one year). Affiliates may sell after six months subject to the Rule 144 volume, manner of sale (for equity securities), current public information and notice requirements. Of the approximately 7.10 million shares of our common stock outstanding as of March 24, 2010, approximately 5.91 million shares are, or will be, freely tradable without restriction, as of March 24, 2010. Any substantial sale of our common stock pursuant to Rule 144 may have a material adverse effect on the market price of our common stock.

The issuance of our series “A” preferred stock may subject us to certain claims by the holder of series “A” preferred shares as well as indemnification obligations to the directors who authorized the issuance.

In 2001, 2,000,000 shares of our series “A” preferred stock were issued to a corporation wholly owned by our then Chief Executive Officer and director for services purportedly rendered by him. The resolutions of the board of directors approving such issuance stated that the series “A” preferred shares carries a “super voting power of five.” No certificate of designation was ever filed with the Nevada Secretary of State for these shares and we do not believe any certificate evidencing such shares was issued by any transfer agent. As a result, the board of directors believes that the issuance was not valid under Nevada law and thus has adopted resolutions that resolve voiding all outstanding shares of the series “A” preferred stock and barring any re-issuance or authorization of our series “A” preferred stock unless such matter was submitted to a vote of our shareholders and approved by a disinterested vote of a majority of each class of our outstanding stock. On December 21, 2009, we instructed our transfer agent to remove the series “A” preferred shares officially from our shareholder records. As a result, the series “A” preferred shares will no longer be reported as part of our issued and outstanding capital stock.

Notwithstanding the cancellation of the series “A” preferred shares, our former Chief Executive Officer may potentially assert claims against us or the directors who authorized the issuance, in law or equity, for the proper issuance or reissuance of those shares. In a lawsuit, he may assert any number of legal or equitable theories in a forum with proper jurisdiction over the matter, but the substance would likely rest on whether he is entitled to the shares or, alternatively, whether he should be entitled to some form of damage payment from the Company for the services that he purportedly rendered to our company. In the event of any legal action, adequate insurance coverage may not be available to us to cover the cost of litigation, indemnification of any of our officers or directors named in such action or of any award or other resolution. If a court were to order the issuance of any shares of series “A” preferred stock, such shares could increase the total number of our shares outstanding and thereby dilute the interests of our other shareholders in our company, could control a significant voting interest in our company and possess other rights determined by a court which we are unable to predict.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our administrative headquarters is currently located in approximately 3,700 square feet of office space at Rm. 10601, Jiezuo Plaza, No.4, Fenghui Road South, Gaoxin District, Xi’an, Shaanxi Province, China. This property belongs to Mr. Weibing Lu, director and chief executive officer of the Company. This property was provided free for the use of the Company’s administrative division in 2006 and 2005. In January 2007, we entered into a 5-year lease agreement with Mr. Lu for the premises on terms of RMB 165,600 (approximately $24,000) per year.

On June 26, 2009, we entered into a 3-year lease for an office space in Sacramento, California, commencing on July 1, 2009, on terms of $1,100 per month. Our intent for this office is to facilitate the exploration of business opportunities in the region.

Shanghai Siqiang, wholly owned subsidiary of Xian Tianxing, leases its office and facility space in Shanghai from Mr. Lu pursuant to a 10-year lease agreement entered into in August 2007 on terms of RMB 144,000 (approximately $21,000) per year.

Production Facilities

Currently, Xian Tianxing has two manufacturing sites that are located in Xi’an city, Shaanxi Province, China. One site is located in the town of at Sanqiao and the other site in the town of Huxian.

The Sanqiao Plant

Xian Tianxing entered into a tenancy agreement for the lease of factory premises underlying its Sanqiao plant for a period of ten years from October 1, 2004 to September 30, 2014. The annual rent for the factory premises is $13,869 (RMB94,600) and is also subject to a 10% increase every four subsequent years. The Company’s production facilities are currently described as follows:

(1)
Micro-Organism Plant.  This production plant is run in cooperation with experts from Japan Kato Microbiology Institute, Microbiology Institute of Shaanxi Province and Northwest Agro-Forestry Sci-tech University. This facility was expanded in 2007 from approximately 16,100 square feet to approximately 21, 500 square feet in accordance with Chinese national Good Manufacturing Practice (“GMP”) standards, and has been issued production permit and certain product approval numbers by the Chinese Ministry of Agriculture.

(2)	Feed Additive Plant. This production facility occupies an area of approximately 10,700 square feet.

The Huxian Plant

In 2003, Xian Tianxing received approval from the State Council of China to expand its production facilities and construct a new GMP standard plant. In connection with the approval, Xian Tianxing acquired a long-term land use right for the land now underlying its Huxian plant. The Company's total investment in this project thus far is estimated at $11,846,479. Because Xian Tianxing has been accredited as a high-tech enterprise, its Huxian plant has the full support of both the Shaanxi provincial government and the Xi’an municipal government.

Construction of the Huxian plant commenced in late 2004 and parts of the plant has been fully operational since the end of the second quarter of 2007. Remaining construction work is expected to be completed in the second quarter of 2010, rather than the fourth quarter of 2009 as previously anticipated. When fully completed, the Huxian plant will occupy approximately 7.7 acres and have a total area of approximately 151,700 square feet. The table below lists the primary facilities at the plant and their status as of December 31, 2009:

Description	Approximate Size	Status
GMP standard veterinary medicine facility	45,200 square feet	Completed
Quality control, research and development, and administration building	36,600 square feet	Completed
GMP standard bio-pharmaceutical facility with the production lines for active bacteria, inactivated vaccines, coccidiosis vaccines and aquaculture vaccines.	59,201 square feet	Completion expected in the second quarter of 2010
Animal laboratory complying with Animal Bio-safety Level 2 (ABSL-2) requirements	10,700 square feet	Completion expected in the second quarter of 2010

We believe that the general physical condition of the plants and production facilities of the company can completely satisfy our current production orders of the company in terms of quantity and production quality.

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

Andrew Chien v. Skystar Bio-Pharmaceutical Company, et. al. (US. District Court, District of Connecticut, Case No. 3:2007cv00781). Andrew Chien filed suit against the Company, R. Scott Cramer, Steve Lowe, David Wassung and Weibing Lu in United States District Court for the District of Connecticut, alleging causes of action for violation of Sections 10(b) and 20(a) of the Exchange Act. In or around November 2007, the defendants filed motions to dismiss the complaint for failure to state a claim and for lack of personal jurisdiction. Mr. Chien agreed to voluntarily amend the complaint after the motions were filed, and an amended complaint was subsequently filed on or around January 4, 2008. The amended complaint dropped Weibing Lu (who is a resident of China and was never served) as a defendant. The remaining defendants contended that the amended complaint failed to correct the deficiencies of the original complaint, and filed a renewed motion to dismiss for failure to state a claim, also preserving their challenge to personal jurisdiction. The defendants denied all claims and moved the Court to dismiss the amended complaint in its entirety in their motion to dismiss. The motion to dismiss also requested that the Court award sanctions against Mr. Chien under Federal Rule of Civil Procedure Rule 11 ("Rule 11") and the Private Securities Litigation Reform Act ("PSLRA"). On July 17, 2008, in a decision that is now published, the Court granted defendants' motion and subsequently dismissed the lawsuit, entering judgment on behalf of the defendants.  Chien filed a Notice of Appeal of the Court's dismissal of his lawsuit, opposed by the defendants, which remains pending.  Defendants were invited by Judge Kravitz to bring a post-judgment motion for sanctions pursuant to Rule 11 and the PSLRA, which they did.  On February 5, 2009, Judge Kravitz issued a ruling on defendants' Motion for Sanctions.  He found the action filed by Chien to have been entirely frivolous, and to have constituted a "substantial" violation of Rule 11, and imposed significant monetary sanctions on both Chien and his former attorney.  As part of the basis for imposing sanctions on Mr. Chien personally, the Court specifically found that Chien had knowledge of facts directly contradicting the allegations of his complaint, as evident in internet postings he made on online message boards.  Chien subsequently filed motions seeking to "re-open" this case and to recuse Judge Kravitz, but both motions were denied.  A Notice of Appeal concerning the ruling awarding sanctions against him was also filed by Chien.  All appeals, including the one referenced below concerning Chien's second lawsuit, were subsequently consolidated and remain pending.

Andrew Chien v. Skystar Bio-Pharmaceutical Company, et. al. (formerly Superior Court, State of Connecticut, Case No. NNH-CV-09-5025938-S, now U.S. District Court, District of Connecticut, Case No. 3:09-CV-00149 (MRK)). Andrew Chien, proceeding pro se, filed another lawsuit against the Company, Scott Cramer, Steve Lowe, David Wassung and Weibing Lu in Connecticut Superior Court, alleging causes of action similar to those alleged in his federal complaint described above as well as state law causes of action. The Company argued in response that the new complaint was just as frivolous as Mr. Chien's earlier federal action, which the new complaint substantially duplicated. The earlier federal action, described above, was found to be  completely frivolous and dismissed in its entirety, with substantial monetary sanctions awarded against both Chien and his former attorney. A Notice of Removal to the U.S. District Court, District of Connecticut was filed in the state case on January 27, 2009, and the case was assigned to Judge Kravitz, the federal judge in the related federal case previously dismissed.  The Company filed a Motion to Dismiss Chien's new action.  In their motion to dismiss, defendants argued that all the claims asserted by Chien were frivolous, including among other grounds that they were time-barred and otherwise substantively meritless, and that sanctions against Mr. Chien under Federal Rule of Civil Procedure Rule 11 ("Rule 11") and the Private Securities Litigation Reform Act ("PSLRA") were again warranted.  Rather than file an opposition to Defendants' motion to dismiss, Chien filed a motion seeking to amend his complaint along with a proposed First Amended Complaint ("FAC"), which the Court ultimately granted.  The FAC purported to drop all eleven claims for securities fraud asserted by Chien, all of which defendants had contended were frivolous and meritless.  The Court ruled that these claims, abandoned in the wake of Defendants' motion to dismiss, were all deemed dismissed with prejudice, and that no further briefing on defendants' pending Motion to Dismiss the action was required.  Subsequently, the Court granted the defendants' Motion to Dismiss, dismissing the action and all claims asserted in their entirety.  In the ruling, the Court held that all claims asserted against the defendants were barred and failed to state a claim on a multiplicity of grounds, including on the basis of res judicata as well as other substantive defects.  Defendants filed a second Motion for Sanctions under Rule 11 and the PSLRA.  The Motion was subsequently granted by Judge Kravitz, and Chien was again ordered to pay additional monetary sanctions to the Company.  Chien filed a Notice of Appeal concerning the ruling dismissing his second lawsuit.  In it's filings with the Court of Appeal, the Company has argued that the appeals are groundless and the earlier rulings by Judge Kravitz should be upheld, including the two awards of sanctions against Mr. Chien.  The Court of Appeals for the Second Circuit has consolidated all of Chien's appeals from both of his lawsuits.  Briefing has been completed in these consolidated appeals and a final appellate decision is awaited by the Company.

 PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock has been trading on the Nasdaq Capital Market under the symbol “SKBI” since June 26, 2009. Our common stock was previously quoted on the Over-The-Counter Bulletin Board, or OTCBB, under the trading symbol “SKBO.OB” until June 25, 2009.

The following table sets forth the high and low bid prices for our common stock on the OTCBB through June 25, 2009 and our common stock on the Nasdaq Capital Market since June 26, 2009 for the periods indicated. The high and low bid prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	The OTCBB Bid Price per Share (1)				The Nasdaq Capital Market Price per Share (2)
	High		Low		High			Low
Quarter ended
March 31, 2010	$	N/A	$	N/A		$12.00			$8.00

December 31, 2009	$	N/A	$	N/A		$13.50			$6.805	*
September 30, 2009	$	N/A	$	N/A		$8.60	*		$5.555	*
June 30, 2009		$18.50		$0.30		$11.245	*		$7.65	*
March 31, 2009		$0.90		$0.25	$	N/A		$	N/A

December 31, 2008		$0.75		$0.30	$	N/A		$	N/A
September 30, 2008		$1.10		$0.51	$	N/A		$	N/A
June 30, 2008		$1.15		$0.90	$	N/A		$	N/A
March 31, 2008		$1.40		$0.90	$	N/A		$	N/A

(1)    Through June 25, 2009.

(2)    From June 26, 2009 forward.

* Actual price adjusted to take into account 2-for-1 forward stock split effected on November 16, 2009.

As of March 24, 2010, we had approximately 7,097,708 shares of common stock issued and outstanding.

As of March 24, 2010, we have outstanding warrants that were issued in conjunction the private placement of our convertible debentures on February 27, 2007, as well as outstanding options that were issued to our underwriters in connection with our public offering in July 2009. These warrants and options, if exercised, would permit their holders to purchase approximately an additional 190,204 shares of our common stock.

As of March 24, 2010, one of our directors is owed 47,334 shares of common stock for his services as our U.S. Representative through December 31, 2009.

Assuming exercise of all warrants and options, and issuance of shares owed to the director, we would have approximately 7,335,246 shares of common stock outstanding.

Holders

As of March 24, 2010, we had approximately 401 registered stockholders of our common stock on record. This number does not include shares held by brokerage clearing houses, depositories or otherwise in unregistered form.

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

Recent Sales of Unregistered Securities

None for the three months ended December 31, 2009.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for  the  fiscal years ended December 31, 2009 and 2008 should be read in conjunction with Selected Consolidated Financial Data and our financial statements and the notes to those financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors”, “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and elsewhere in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this report. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

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

Such contractual arrangements are necessary to comply with Chinese laws limiting foreign ownership of certain companies. Through these contractual arrangements, we have the ability to substantially influence Xian Tianxing’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval. As a result of these contractual arrangements, which enable us to control Xian Tianxing, we are considered the primary beneficiary of Xian Tianxing. Please see Note 1 to our consolidated financial statements for year ended December 31, 2009, for the impact of the contractual arrangements on our consolidated financial statements.

Currently, we have four major product lines:

·	Our bio-pharmaceutical veterinary vaccine line currently includes over 10 products;

·	Our veterinary medicine line for poultry and livestock currently includes over 159 products;

·	Our feed additives line currently includes over 10 products; and

·	Our micro-organism products line currently includes over 16 products.

All of our revenue is derived from the sale of veterinary healthcare and medical care products in China, which are distributed through a distribution channel covering 29 provinces. As of December 31, 2009, we had over 1,465 distributors and 518 direct customers.

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

Our accounts receivable aging was as follows for the periods below:

From Date of Invoice to Customer:	December 31, 2009	December 31, 2008
0 – 30 days	$4,073,214	$1,311,692
31 – 60 days	177,416	543,153
61 – 90 days	21,868	156,153
91 – 120 days	23,865	299,828
121 – 150 days	86,824	113,276
Total	$4,383,187	$2,424,102

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

Recently Issued Accounting Pronouncements

In January 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting standard amending the Impairment Guidance of recognition of interest income and impairment on purchased and retained beneficial interests in securitized financial assets. The newly issued accounting standard changes the impairment model included to be more consistent with the impairment model of another accounting standard for accounting for securities.  The new accounting standard remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of this FASB Staff Positions did not have a material impact the Company’s consolidated financial statements.

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

In May 2009, the FASB an accounting standard which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The standard also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. The standard is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this Standard as of December 31, 2009. The standard requires that public entities evaluate subsequent events through the date that the financial statements are issued.

In June 2009, the FASB issued an accounting standard which establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for the Company in the third quarter of 2009, and accordingly, the Company’s Annually Report on Form 10-K for the year ended December 31, 2009 and all current and subsequent public filings will reference the Codification as the sole source of authoritative literature.

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

In January 2010, the FASB issued ASU No. 2010-02 regarding accounting and reporting for decreases in ownership of a subsidiary.  Under this guidance, an entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary.  Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value.  In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction.  This ASU clarifies the scope of the decrease in ownership provisions, and expands the disclosures about the deconsolidation of a subsidiary or de-recognition of a group of assets.  This ASU is effective beginning in the first interim or annual reporting period ending on or after December 31, 2009.  The adoption of this ASU did not have a material impact the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure to include transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements.  Further, this update clarifies existing disclosures on level of disaggregation and Disclosures about inputs and valuation techniques.  A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities and should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

Results of Operations – Comparison of Two Years Ended December 31, 2009 and 2008.

The following table summarizes our results of operations for the years ended December 31, 2009 and 2008.
	Years Ended December 31,
	2009		2008
	Amount	Percentage of total revenue	Amount	Percentage of total revenue
Revenues	$33,778,305	100.0%	$25,584,446	100.0%
Gross Profit	$17,257,316	51.1%	$12,775,550	49.9%
Operating Expense	$5,562,848	16.5%	$4,594,563	18.0%
Income from Operations	$11,694,468	34.6%	$8,180,987	32.0%
Other Expenses	$813,162	2.4%	$1,055,116	4.1%
Income Tax Expenses	$2,029,374	6.0%	$1,529,688	6.0%
Net Income	$8,851,932	26.2%	$5,596,183	21.9%

Revenues.  All of our revenues are derived from the sale of veterinary healthcare and medical care products in the PRC. For the year ended December 31, 2009, we had revenues of $33,778,305 as compared to revenues of $25,584,446 for the year ended December 31, 2008, an increase of approximately 32.0%.

Revenues — Veterinary Medications.  Revenues from sales of our veterinary medications product line increased from $17,535,757for the year ended December 31, 2008 to $22,920,479 for the year ended December 31, 2009 for an increase of $5,384,722 or 30.7%. The increase in veterinary medication sales was primarily due to our increased utilization of our 2007 veterinary medicine facility expansion of 200% and increased sales efforts. We were able to utilize this capacity expansion as our customers increased the use of products for the treatment of livestock and poultry diseases during the year ended December 31, 2009. Of total revenues from veterinary medications during the year ended December 31, 2009, approximately $6,800,574 or 20% of total revenue resulted from the sale of Praziquantel tablets which treats schistosomiasis.

Revenues — Micro-Organism.  Revenues from sales of our micro-organism product line increased from $5,868,623 for the year ended December 31, 2008 to $8,021,139 for the year ended December 31, 2009 for an increase of $ 2,152,516 or 36.7%. The increase was the result of increased sales efforts of our probiotics micro-organism products during the year ended December 31, 2009.

Revenues — Feed Additives.  Revenues from sales of our feed additives product line increased from $1,189,108 for the year ended December 31, 2008 to $1,411,222 for the year ended December 31, 2009 for an increase of $222,114 or 18.7%. The increase of $222,114 was the result of increased sales efforts of our multi-enzyme feed additive products.

Revenues — Vaccines.  Revenues from sales of our vaccines product line increased from $990,958 for the year ended December 31, 2008 to $1,425,465 for the year ended December 31, 2009 or an increase of $434,507 or 43.8%. This increase was a result of increased demand for our vaccine products during the year ended December 31, 2009. We are presently operating at full production capacity for our vaccine product line and therefore cannot significantly increase sales until we expand our production capabilities which we presently have underway and anticipate completion during the second quarter of 2010.

Cost of Revenue

Cost of revenue.  For the year ended December 31, 2009, we had cost of revenues, which consists of raw materials, direct labor, and manufacturing overhead, of $16,520,989 as compared to cost of sales of $ 12,808,896 for the year ended December 31, 2008, an increase of approximately 29.0%. Our cost of sales consists of four product lines: veterinary medications, micro-organism, feed additives, and vaccines. The increase was due to our overall sales increase of 32.0%.

Cost of Sales — Veterinary Medications.  Cost of sales of our veterinary medications product line increased from $10,389,726 for the year ended December 31, 2008 to $13,672,332 for the year ended December 31, 2009, for an increase of $3,282,607or approximately 31.6%. This increase was mainly due to the corresponding increase in veterinary medication sales.

Cost of Sales — Micro-Organism.  Cost of sales of our micro-organism product line increased from $1,781,598 for the year ended December 31, 2008 to $2,129,945 for the year ended December 31, 2009 for an increase of $348,346 or approximately 19.6%. This increase was mainly due to a corresponding increase in micro-organism sales.

Cost of Sales — Feed Additives.  Cost of sales of our feed additives product line increased from $525,653 for the year ended December 31, 2008 to $568,007 for the year ended December 31, 2009 for an increase of $42,354 or 8.1%. This increase was mainly due to a corresponding increase in feed additive sales.

Cost of Sales — Vaccines.  Cost of sales of our vaccines product line increased from $111,919 for the year ended December 31, 2008 to $150,705 for the year ended December 31, 2009, for an increase of  $38,786 or 34.7%. This increase was the result of an increase of vaccine product sales during the year ended December 31, 2009. We are presently operating at full production capacity for our vaccine product line and therefore cannot significantly increase sales until we expand our production capabilities which we presently have underway and anticipate completion during the second quarter of 2010.

Operating Expenses

	Years Ended December 31,
	2009		2008
	Amount	Percentage of total revenue	Amount	Percentage of total revenue
Gross Profit	$17,256,316	51.1%	$12,775,550	49.9%
Operating Expenses	$5,562,848	16.5%	$4,594,563	18.0%
Selling Expenses	$1,928,441	5.7%	$1,381,807	5.4%
General and Administrative Expenses	$2,466,470	7.3%	$2,663,520	10.4%
Research and Development Costs	$1,167,937	3.5%	$549,236	2.1%
Income from Operations	$11,694,468	34.6%	$8,180,987	32.0%

Selling Expenses.  Selling expenses, which consist of commissions, advertising and promotion expenses, freight charges, and salaries, totaled $1,928,441 for the year ended December 31, 2009 as compared to $1,381,807 for the year ended December 31, 2008, an increase of approximately 546,634 or 39.6%. This increase is the result of our increased sales during the year ended December 31, 2009.

General and Administrative Expenses.  General and administrative expenses totaled $2,466,470 for the year ended December 31, 2009, as compared to $2,663,520 for the year ended December 31, 2008, a decrease of approximately 7.4%. Although our general and administrative expenses decreased slightly, we anticipate that our general and administrative expenses will increase due to the increasing costs of being a U.S. public company, including, but not limited to, our annual NASDAQ Capital Market fees, fees related to investor relations and costs of complying with Sarbanes-Oxley.

Research and Development Costs.  Research and development costs, which consist of salaries, professional fees, and technical support fees, totaled $1,167,937 for the year ended December 31, 2009, as compared to $549,236 for the year ended December 31, 2008, an increase of approximately 112.6%. This increase is primarily attributable to increased research activities with certain outside experts and institutions with whom we cooperate on research and development of both existing and new products. We anticipate that our research and development costs will continue to increase as we continue improve existing products and develop new products.

Liquidity

For the twelve months ended December 31, 2009, cash provided by operating activities was $1,265,727 compared to cash provided by operating activities of $3,700,428 for the same period in 2008.  For the year ended December 31, 2009, net cash provided by operating activities other than net income was primarily due to an increase of $3,662,661 in deposits and prepaid expenses. However, this decrease was offset by an increase of $898,213 in taxes payable and $499,158 in deposits from customers. Collectively this decreased cash used in operating activities by $2,434,701 for the year ended December 31, 2009 as compared to the year ended December 31, 2008. As of December 31, 2009 we had approximately forty six suppliers that we have made advances to in order to secure our raw materials and obtain favorable pricing.

We used $7,853,439 in investing activities for the year ended December 31, 2009, as compared to using $5,076,346 in investing activities for the year ended December 31, 2008. Net cash used in investing increased as a result of deposits made for two potential acquisitions as of December 31, 2009.

Cash provided by financing activities was $17,709,238 for the year ended December 31, 2009 as compared to $1,136,127 generated for the year ended December 31, 2008. Cash generated by financing activities for the year ended December 31, 2009 was the result of the financing that the Company completed in July 2009. Cash provided by financing activities for the year ended December 31, 2008 was the result of advances from shareholders and short term bank loans.

As of December 31, 2009, we had cash of $11,699,398. Our total current assets were $32,548,256, and our total current liabilities were $4,055,388, which resulted in a net working capital of $28,492,868.

Capital Resources

In July 2009, we completed a public offering of 3,220,000 shares of our common stock at a price of $6.49 per share resulting in net proceeds of $18,411,496. However, if we are to acquire another business or further expand our operations, we may need additional capital.

Plan of Operations

Over the next 12 months, we plan to continue to market and sell our current products and to develop new products.

In 2003, we received approval from the State Council of China to expand our production facilities and construct a new GMP standard plant. We have invested $10,501,000 (RMB 82,000,000) into this project, which is our Huxian plant, including approximately $9,700,000 for the facilities and $800,000 for working capital. The construction work commenced in 2005, and we completed the veterinary medicine facility and the building that houses quality control, research and development and administration during 2007, both of which are fully operational. The remaining facilities of the Huxian plant are expected to be completed in the second quarter of 2010, rather than the fourth quarter of 2009 as previously anticipated. We anticipate that the new factory will generate sufficient cash flows; thus, management has concluded that there is no impairment loss on the construction in progress.

We believe that Xian Tianxing will be developing new products including animal immunization products, non-pathogenic micro-organisms for the cure and prevention of livestock disease, complex enzyme preparations as animal feed additives, and several new veterinary medicine products within the next 12 months.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
R&D Project Obligation	$908,396	$908,396	$-	$-	$-
Operating Lease Obligations	284,599	61,195	97,144	69,962	56,298
Total	$1,192,995	$969,591	$97,144	$69,962	$56,298

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

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the consolidated financial statements or otherwise stated in this MD&A were as follows:

	December 31, 2009	December 31, 2008
Assets and liabilities	USD0.1467: RMB1	USD0.1467: RMB1
Statements of operations and cash flows for the year ended	USD 0.14661: RMB1	USD0.14415: RMB1

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

As reported in a Form 8-K Current Report filed with the SEC on January 7, 2010, we were notified that, effective January 1, 2010, certain partners of Moore Stephens Wurth Frazer and Torbet, LLP (“MSWFT”) and Frost, PLLC (“Frost”) formed Frazer Frost, LLP (“Frazer Frost”), a new partnership. Pursuant to the terms of a combination agreement by and among MSWFT, Frazer Frost and Frost (the “Combination Agreement”), each of MSWFT and Frost contributed substantially all of their assets and certain of their liabilities to Frazer Frost, resulting in Frazer Frost assuming MSWFT’s engagement letter with the Company and becoming the Company’s new independent accounting firm.

ITEM 9A. CONTROLS AND PROCEDURES

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

As of December 31, 2009, the end of the fiscal year covered by this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were ineffective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in rules 13a-15(f) and 15d-15(f). The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company's internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

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

Our management assessed the effectiveness of the Company's internal control over financial reporting based on criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on that evaluation, our management concluded that as of December 31, 2009, and as of the date that the evaluation of the effectiveness of our internal control over financial reporting was completed, our internal control over financial reporting was not effective due to the following material weaknesses:

1.
Accounting and Finance Personnel Weaknesses - The current accounting staff is relatively inexperienced, and requires substantial training so as to meet with the higher demands necessary to fulfill the requirements of U.S. GAAP-based reporting and SEC rules and regulations.

As indicated in Item 9A(T) of our annual report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”), we concluded that the Company had accounting and finance personnel weaknesses as of December 31, 2008. Management’s assessment of the control deficiency over accounting and finance personnel as of December 31, 2009 and 2008 considered the same factors, which included:

a.	the number of adjustments proposed by our independent auditors during our quarterly review and annual audit processes;
b.	the significance of the audit adjustments impact on the overall financial statements;
c.	how appropriately we complied with U.S. GAAP on transactions; and
d.	how accurately we prepared supporting information to provide to our independent auditors on a quarterly and annual basis.

Based on the above factors, management concluded that the control deficiency over accounting and finance personnel should be a material weakness as of December 31, 2009 and 2008 respectively because the situation in regard to our insufficient number of qualified resources in our U.S. reporting team remained the same in these two years.

2.
Lack of effective Internal Audit Function - We did not maintain effective controls over internal audit function due to the lack of qualified internal auditors who are familiar with internal audit and U.S. GAAP, and we did not implement adequate and proper supervisory review to ensure that significant internal control deficiencies can be detected or prevented.

As indicated in Item 9A(T) of the 2008 Form 10-K, we concluded that the Company lacked of effective internal audit function as of December 31, 2008 because we lacked an internal audit department, which rendered the Company ineffective in preventing and detecting control lapses and errors in the accounting of certain key areas. We attempted to remediate this material weakness in year 2009 through setting up an internal audit department and appointing one person to carry out internal audit function. However, the material weakness had not been removed due to our insufficient number of qualified resources and lacking of substantial internal audit work.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

During year 2009, we carried out certain measures described below to address and remediate our previously identified material weaknesses:

1.	Streamlined main process cycles, including financial reporting, revenue, procurement, treasury and so on, to guide the routine work and improve the ability of accounting and financial reporting;

2.
Involved both internal accounting and operations personnel and outside contractors with technical accounting expertise, as needed, early in the evaluation of a complex, non-routine transaction to obtain additional guidance as to the applying of U.S. GAAP to such a proposed transaction; and

3.	Set up an internal audit department and assigned more resources to enhance the internal audit function, especially in the supervision of complex, non-routine transactions.

Although we implemented the remediation measures described above, we were unable to remediate our two material weaknesses due to the reasons stated in the previous paragraphs.

In 2010, besides the remediation measures described above, we will take the following measures:

1.	Recruit sufficient qualified accounting and internal audit personnel and continue to engage outside contractor with technical accounting expertise, as needed.

2.
Reorganize the accounting and finance department to ensure that accounting personnel with adequate experience, skills and knowledge are directly involved in the review and accounting evaluation of our complex, non-routine transactions.

3.
Continue to evaluate our existing staffs and make adjustments as necessary, in addition to providing additional training on accounting principles and internal control procedures for our existing staffs.

4.	Improve the interaction among our management, audit committee, independent auditors and other external advisors.

While the Company has taken steps to remediate its material weaknesses, the Company believes that, such steps were not yet implemented to the extent required to fully remediate those material weaknesses and additional measures will be required. The effectiveness of these remediation efforts will not be known until the Company performs a test of these controls in connection with management’s tests of internal controls over financial reporting that the Company will undertake as of December 31, 2010.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding management’s assessment of the Company’s internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers, their ages, their respective offices and positions, and their respective dates of election or appointment are as follows:

Name	Age	Position	Date of Appointment

Weibing Lu	47	Chief Executive Officer and Chairman of the Board of Directors	November 2005

Bennet P. Tchaikovsky	41	Chief Financial Officer	May 2008

Wei Wen	44	Secretary and Director	November 2005

R. Scott Cramer	46	Director	October 2001

Qiang Fan	55	Director	July 2008

Chengtun Qu	45	Director	July 2008

Shouguo Zhao	47	Director	July 2008

Mark D. Chen	42	Director	May 26, 2009

Business Experience Descriptions

Weibing Lu, Chief Executive Officer and Chairman of the Board of Directors

Mr. Weibing Lu received his Bachelor’s degree in science from Wuhan University of Mapping Science and Technology (now known as Wuhan University) in 1985. In 1986, he was a teacher of College of Xian Geology. Mr. Lu attended Xian Jiao Tong University in 1999 where he received a Master’s degree in Business Administration in 2002. Mr. Lu has vast experience in the biotechnology field and in enterprise management. In 1992, he founded the Xian Xingji Electronic Engineering Company and served as its Chairman and President until 1997. In 2002, he was awarded as the title of “Outstanding Enterpriser of Xian Feed Industry” and appointed as a director of Xian Institute of Feed Industry. In July 1997, he founded Xian Tianxing Science and Technology Development Co., Ltd. In December 2003, Xian Tianxing Science and Technology Development Co., Ltd., was reorganized and became Xian Tianxing Bio-Pharmaceutical Co., Ltd. Since December 2003, Mr. Lu has served as Chairman of the Board and General Manager of Xian Tianxing Bio-Pharmaceutical Co., Ltd.

Bennet P. Tchaikovsky, Chief Financial Officer

Mr. Bennet P. Tchaikovsky is presently the Chief Financial Officer for China Jo-Jo Drugstores which he performs on a part-time basis. Mr. Tchaikovsky has served as our chief financial officer of Skystar Bio-Pharmaceutical Company since May 2008 which he performs on a part-time basis. From March 2008 through November 2009, Mr. Tchaikovsky served as a director of Ever-Glory International Group. From December 2008 through November 2009, Mr. Tchaikovsky served as a director of Sino Clean Energy, Inc. From July 2004 through October 2007, Mr. Tchaikovsky served as the chief financial officer of Innovative Card Technologies, Inc. Mr. Tchaikovsky acted as a consultant to Innovative Card Technologies from November 2007 until July 2008. Mr. Tchaikovsky is a licensed Certified Public Accountant and an inactive member of the California State Bar. He received a B.A. in Business Economics from the University of California at Santa Barbara, and a J.D. from Southwestern University School of Law.

Wei Wen, Secretary and Director

Mr. Wei Wen graduated from Xian University of Science and Industry (also known as Xian University of Technology) in 1989. From 1990 to 1994, Mr. Wen was the manager of Sales Department of Xian Zhongtian Science and Technology Development Co., Ltd. Then, from 1994 to 1997, Mr. Wen served as Vice General Manager and Manager of Sales Department of Xian Xingji Electronic Engineering Company. In 1997, Mr. Wen was appointed as the Vice General Manager of Xian Tianxing Science and Technology Development Co., Ltd. which he served until December 2003. After the reorganization of the company in December 2003, Mr. Wen was appointed and continues to serve as Vice General Manager and a Director of Xian Tianxing Bio-Pharmaceutical Co., Ltd. (including as secretary of the Board of Directors).

R. Scott Cramer, Director

Mr. R. Scott Cramer was previously the Chairman from November 2001 to November 2005, Chief Executive Officer from March 2002 to November 2005, and Chief Financial Officer from April 2003 to November 2005, of The Cyber Group Network Corporation. He is currently a member of our Board of Directors. Mr. Cramer is the founder and President of Cramer & Rauchegger, Inc., a firm specializing in retirement management, estate planning and wealth management. He has been a Registered Investment Advisor since August 2001, a Securities Selling Representative since May 1999, and a General Securities Representative (Registered Representative) since July 2002. Mr. Cramer is a graduate of Seminole State College. He received certification as a Chartered Retirement Planning Counselor from the College of Financial Planning in 2001, as a Certified Estate Planning Professional from the Abts Institute for Estate Preservation in 2001, and as a Certified Senior Advisor from the Society of Senior Advisors in 2002.

Qiang Fan, Director

Mr. Qiang Fan also serves as chairman of the compensation committee and member of the audit committee. Mr. Fan is the President and Founder of MIC Consulting Group, U.S.A., which he established in 1992 to provide operational and financial related problem solving services to privately owned companies. Since 2007, Mr. Fan is the exclusive representative of North America operation for China Venture Capital Research Institute, and the head analyst at Power Partner Institute focusing on IT trends since 2001. From 2006 to 2007, Mr. Fan was a Vice-president of Operation at Kantan Inc., a privately-held boutique technology company focused on wireless solutions for device manufacturers. From 2005 to 2006, he was a Vice-president at Third Wave Ventures, which provides corporate venturing-related advisory, consulting and management services. From 1998 to 2000, Mr. Fan was the exclusive representative in China for PowerQuest, a Utah based international software company that focused on computer data storage management, as well as for ChipCoolers, a U.S. CPU cooler manufacturer. Mr. Fan received his B.A. degree from the Business School of California State University at San Francisco.

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

Shouguo Zhao, Director

Dr. Shouguo Zhao also serves as member of both the audit and the compensation committees. Dr. Zhao is an independent director of Shaanxi International Trust & Investment Corp., Ltd., a listed company on the Shenzhen Stock Exchange (SZSE: SZ000563), chairing its Remuneration and Assessment Committee and serving on its Strategy Committee. Dr. Zhao is also an independent non-executive director of Sungreen International Holdings Limited, a listed company on the Hong Kong Exchange (HKEX: HK8306), serving as a member of its audit committee. He is additionally an independent director of Tian Di Yuan Co., Ltd., a listed company on the Shenzhen Stock Exchange (SZSE: SH600665), chairing its Nominating Committee and serving on its Strategy Committee. From June 2005 to June 2008, Dr. Zhao was an independent director of IRICO Group Corporation, a listed company on the Shenzhen Stock Exchange (SZSE: SH600707), chairing its Remuneration and Assessment Committee and serving on its Strategy Committee. Dr. Zhao is the Vice Dean of the School of Economics and Management at Northwest University, where he also serves as a guide professor to doctorate candidates in finance and national economics. He has led and participated in 18 research programs sponsored by governments and the private sectors in areas of financial investment, modern enterprise systems and development strategies, and regional economic development strategies, and has more than 30 publications in various academic journals. Dr. Zhao is a member of Shaanxi Provincial Decision-making Consultative Committee, a member of the Executive Committee of the Tenth Session of Shaanxi Provincial Industrial and Commercial Association, the chairman of the Negotiable Securities Research Society of Shaanxi Province, and a consultant with the Listed Companies Association of Shaanxi Province. Dr. Zhao received his doctorate degree in economics from Northwest University.

Mark D. Chen, Director

Mr. Mark D. Chen also serves as chairman of the audit committee and member of the compensation committee. Mr. Chen is the chairman and chief executive officer of Pantheon China Acquisition Corp., a U. S. publicly traded acquisition company he founded in 2006 focusing on pre-IPO Chinese companies. Since 1998, Mr. Chen has been a founding general partner and has served in various positions, including managing director and currently a venture partner, with Easton Capital Investment Group and its various affiliated funds, a New York based private equity investment firm. Mr. Chen has also worked extensively in China and was a founder and senior executive of SureData Inc., a marketing and distribution company in China in 1997. Mr. Chen received a B.S. from the Shanghai Jiao Tong University in Shanghai, China, an M.S. from Pennsylvania State University and an M.B.A. from the Columbia Business School at Columbia University.

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

Compliance with Section 16(a) of the Exchange Act

Based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended December 31, 2009, our directors and executive officers complied with Section 16(a) filing requirements applicable to them.

Code of Ethics

We have adopted a code of ethics that applies to our officers, directors and employees, including our chief executive officer, senior executive officers, principal accounting officer, and other senior financial officers. Our code of ethics is available on our website at www.skystarbio-pharmaceutical.com. A copy of our code of ethics will also be provided to any person without charge, upon written request sent to us at our offices located at Rm. 10601, Jiezuo Plaza, No.4, Fenghui Road South, Gaoxin District, Xi’an, Shaanxi Province, P.R. China.

Material Changes to the Procedures by which Security Holders May Recommend Nominees to the Board of Directors

There have been no material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Audit Committee and Audit Committee Financial Expert

Our audit committee consists of three independent directors: Mr. Fan, Dr. Zhao and Mr. Chen. Our board of directors has determined, based on information furnished by Mr. Chen and other available information, that he meets the requirements of an “audit committee financial expert” as such term is defined in the rules promulgated under the Securities Act of 1933 and the Exchange Act of 1934, as amended. On May 26, 2009, Mr. Chen was appointed to serve as chairman of the audit committee, and to serve as our audit committee financial expert.

The responsibilities of our audit committee will include:
•	meeting with our management periodically to consider the adequacy of our internal control over financial reporting and the objectivity of our financial reporting;

•
appointing the independent registered public accounting firm, determining the compensation of the independent registered public accounting firm and pre-approving the engagement of the independent registered public accounting firm for audit and non-audit services;

•
overseeing the independent registered public accounting firm, including reviewing independence and quality control procedures and experience and qualifications of audit personnel that are providing us audit services;

•
meeting with the independent registered public accounting firm and reviewing the scope and significant findings of the audits performed by them, and meeting with management and internal financial personnel regarding these matters; and

•
reviewing our financing plans, the adequacy and sufficiency of our financial and accounting controls, practices and procedures, the activities and recommendations of the auditors and our reporting policies and practices, and reporting recommendations to our full board of directors for approval.

Compensation Committee

Our compensation committee consists of three independent directors: Mr. Fan, Dr. Zhao and Mr. Chen. On July 14, 2008, Mr. Fan was appointed to serve as chairman of the compensation committee. Our compensation committee will oversee and, as appropriate, make recommendations to the board regarding the annual salaries and other compensation of the Company’s executive officers, the Company’s general employee compensation, and other policies, and provide assistance and recommendations with respect to the compensation policies and practices of the Company.

ITEM 11. EXECUTIVE COMPENSATION

Summary of Compensation

The following summary compensation table indicates the cash and non-cash compensation earned during the fiscal years ended December 31, 2009 and 2008 by (i) our Chief Executive Officer (principal executive officer), (ii) our Chief Financial Officer (principal financial officer), (iii) the three most highly compensated executive officers other than our CEO and CFO who were serving as executive officers at the end of our last completed fiscal year, whose total compensation exceeded $100,000 during such fiscal year ends, and (iv) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of our last completed fiscal year, whose total compensation exceeded $100,000 during such fiscal year ends.

Summary Compensation

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ( $)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ( $)	Total ($)
Weibing Lu,	2009	100,000	-0-	-0-	-0-	-0-	-0-	-0-	100,000
current CEO (1)	2008	66,028	-0-	-0-	-0-	-0-	-0-	-0-	66,028
Bennet P. Tchaikovsky	2009	75,000	-0-	63,280	-0-	-0-	-0-	-0-	138,280
Current CFO (2)	2008	49,395	-0-	39,517	-0-	-0-	-0-	-0-	88,.912
______________________
(1)
On May 5, 2008, we entered into an employment agreement with Mr. Lu pursuant to which he is entitled to an initial annual compensation of $100,000 as our Chief Executive Officer. Mr. Lu received no other form of compensation in the years shown, other than the salary set forth in this table.

(2)
On May 4, 2008, we entered into a loanout agreement pursuant to which we retained the services of Mr. Tchaikovsky as our CFO for one year. Pursuant to this agreement, Mr. Tchaikovsky is entitled to $75,000 of annual cash compensation and 10,435 shares (taking into account the 1-for-10 reverse stock split effectuated on May 12, 2009 and the 2-for-1 forward split on November 5, 2009) valued at approximately $60,000. On May 26, 2009, we entered into an amendment to the loanout agreement for an additional year of Mr. Tchaikovsky’s services as CFO. Pursuant to this agreement, Mr. Tchaikovsky is entitled to $75,000 of annual cash compensation and 14,440 shares (taking into account the 2-for-1 forward split on November 5, 2009) valued at approximately $65,000. Mr. Tchaikovsky received no other form of compensation in the years shown, other than the salary and stock compensation set forth in this table.

Outstanding Equity Awards at Fiscal Year-End

With the exception of Mr. Bennet P. Tchaikovsky, our current Chief Financial Officer, there were no unexercised options, unvested stock awards or equity incentive plan awards for any of our named executive officers outstanding as of December 31, 2009. Pursuant to the terms of his employment under the Amendment to Loanout Agreement (which terms are described below under the heading “Loanout Agreement for the Services of Bennet P. Tchaikovsky”), Mr. Tchaikovsky was granted 14,440 shares of our restricted common stock (taking into account the 2-for-1 forward stock split effected on November 5, 2009) for his service period from May 5, 2009 through May 4, 2010, which shares were not issued pursuant to any equity incentive plans in effect. As of December 31, 2009, Mr. Tchaikovsky was due 7,220 shares, and the balance of 7,220 shares will vest during the remainder of his vesting period from January 1, 2009 through May 4, 2010.

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

The Employment Agreement also contains restrictive covenants: (i) preventing the use and/or disclosure of confidential information during or at any time after termination; (ii) preventing competition with Skystar during his employment and for a period of 3 years after termination (including contact with or solicitation of Skystar’s customers, employees or suppliers), provided that Mr. Lu may make investments of up to 2% in the publicly-traded equity securities of any competitor of Skystar; (iii) requiring Mr. Lu to refer any business opportunities to Skystar during his employment and for a period of 1 year after termination. However, Mr. Lu shall have no further obligations with respect to competition and business opportunities if his employment is terminated without cause or if he terminates his employment for cause.

Lastly, we are obligated under the Employment Agreement to indemnify Mr. Lu for any claims made against him in his capacity as our chief executive officer and, in connection to that obligation, we are required to include him under any director and officer insurance policy that is in effect during his employment as our officer, director or consultant.

Amendment to Loanout Agreement for the Services of Bennet P. Tchaikovsky

On May 5, 2008, we entered into a Loanout Agreement with Worldwide Officers, Inc. (“WOI”) pursuant to which we engaged the services of Mr. Tchaikovsky as our Chief Financial Officer for a period of one year. When the Loanout Agreement expired on May 4, 2009, he continued to act as our Chief Financial Officer at our request. On May 26, 2009, we entered into an Amendment to Loanout Agreement (the “Amendment”) with WOI pursuant to which we have continued our engagement of Mr. Tchaikovsky as our Chief Financial Officer under the Loanout Agreement, subject to certain modification of terms. The Amendment amends the Loanout Agreement by renewing Mr. Tchaikovsky’s term for an additional 1-year period, beginning on May 5, 2009. Additionally, we will pay an annual fee of $75,000 for Mr. Tchaikovsky’s services, in twelve monthly installments of $6,250 payable at the beginning of each month. Mr. Tchaikovsky will be entitled to receive 14,440 restricted shares of our common stock which will vest in four equal installments of 3,610 shares every three calendar months, with the first installment to vest on August 5, 2009.

Compensation of Directors

The following director compensation disclosure reflects all compensation awarded to, earned by or paid to the directors below for the year ended December 31, 2009.

DIRECTOR COMPENSATION TABLE
Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Weibing Lu (1)	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Wei Wen (1)	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-
R. Scott Cramer (2)	2009	-0-	-0-	-0-	-0-	-0-	282,374	282.374
Qiang Fan (3)	2009	30,000	-0-	-0-	-0-	-0-	-0-	30,000
Chengtun Qu (4)	2009	2,932	-0-	-0-	-0-	-0-	-0-	2,932
Winston Yen (5)	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Shouguo Zhao (6)	2009	7,331	-0-	-0-	-0-	-0-	-0-	7,331
Mark D. Chen (7)	2009	9,589	-0-	-0-	-0-	-0-	25,002	34,591
_______________
(1)
In connection with the share exchange transaction (described in the Description of Business above under the heading "Corporate Organization and History"), these persons became our directors on November 7, 2005. After the change in control that occurred as a result of the share exchange transaction, we do not have any compensation arrangements with our directors.

(2)
Mr. Cramer was an officer of the Company prior to the share exchange transaction and has stayed on as a director thereafter. Mr. Cramer’s compensation for 2009 was for services provided during the year unrelated to his duties as a director, and includes 26,000 shares of the Company’s restricted common stock, none of which to be issued pursuant to any equity incentive plan in effect.  As of December 31, 2009, Mr. Cramer is owed 47,334 shares for services through such date.

(3)
Mr. Qiang Fan was appointed to our board of directors effective July 14, 2008, and is entitled to receive annual compensation of $30,000 for his services rendered as a director, as well as chairman of the compensation and member of the audit committee.

(4)	Dr. Chengtun Qu was appointed to our board of directors effective July 14, 2008, and is entitled to receive annual compensation of RMB 20,000 for his services rendered as a director.

(5)	Mr. Winston Yen resigned from our board of directors effective May 26, 2009

(6)
Dr. Shouguo Zhao was appointed to our board of directors effective July 14, 2008, and is entitled to an annual compensation of RMB 50,000 for his services rendered as a director, as well as a member of both the audit committee and the compensation committee.

(7)
Mr. Mark D, Chen was appointed to our board of directors effective May 26, 2009, and is entitled to an annual compensation of $14,000 for his services rendered as a director, as well as a member of both the audit committee and the compensation committee.

(8)	For reporting purposes in this table, compensations in RMB have been converted to U.S. Dollars at the conversion rate of 6.82RMB to one U.S. Dollar.

There were no option awards issued to any directors and outstanding as of December 31, 2008.

Agreements with Directors

Under our agreement with Mr. Fan, he will be entitled to receive annual compensation of $30,000 for his services rendered as a member of the board, as well as the chairman of the compensation committee and member of the audit committee. Mr. Fan’s annual compensation will be paid in cash, although at the discretion of the board of directors, up to $8,000 of his annual compensation may be paid in the form of a number of shares of the Company’s common stock under the Company’s Stock Incentive Plan #2 (the “Plan”). During his term as a director, we agree to include Mr. Fan as an insured under an officers and directors insurance policy which we will obtain within a reasonable time (the “D&O Insurance”). In addition, the Company has agreed to reimburse Mr. Fan for reasonable expenses incurred in connection with the performance of duties as a director of the Company, including travel expenses.

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

Under our agreement with Mr. Chen, he will be entitled to receive annual compensation of $14,000 for his services rendered as a member of the board, as well as the chairman of the audit committee and member of the compensation committee. Additionally, Mr. Chen will have the right to receive 5,556 shares of our restricted common stock at the beginning of each term of his directorship. We also agree to include Mr. Chen as an insured under the D&O Insurance, and will reimburse him for reasonable expenses incurred in connection with the performance of duties as a director of the Company, including travel expenses.

On March 30, 2010, we entered into an agreement with Mr. Scott Cramer to memorialize the terms under which he has been acting as our United States representative (the “Representative”) since November 2006. Under the terms of this agreement, we agreed to compensate Mr. Cramer for his services as the Representative through December 31, 2009 in a stock grant of 47,334 shares of our restricted common stock, as well as a one-time cash payment of $100,000 payable by March 31, 2010. Additionally, we agreed to compensate Mr. Cramer for his services as the Representative from January 1, 2010 through March 31, 2010 in the amount of $7,500 and a stock grant of 2,500 shares of our restricted common stock.

Indemnification of Officers and Directors

Pursuant to Article 7 of our Articles of Incorporation and Nevada’s Revised Business Statutes, we adopted Bylaws with the following indemnification provisions for our directors and officers:

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

Section 8.2. Other Indemnification. The indemnification herein provided shall not be deemed exclusive of any other rights to which those seeking indemnification may be entitled under any bylaw, agreement, vote of stockholders or disinterested directors, or otherwise, both as to action in his official capacity and as to action in another capacity while holding such office, and shall continue as to a person who has ceased to be a director, officer or employee and shall inure to the benefit of the heirs, executors and administrators of such a person.

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

These indemnification provisions may be sufficiently broad to permit indemnification of the registrant's executive officers and directors for liabilities (including reimbursement of expenses incurred) arising under the Securities Act.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. No pending material litigation or proceeding involving our directors, executive officers, employees or other agents as to which indemnification is being sought exists, and we are not aware of any pending or threatened material litigation that may result in claims for indemnification by any of our directors or executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	0	0	700,000	(1)
Equity compensation plans not approved by security holders	0	0	538,620	(2) (3)
TOTAL	0	0	1,238,620
_____________________
As of December 31, 2009, the Company had the following three equity compensation plans in effect:

(1)
On December 8, 2009, our Board approved a stock incentive plan for officers, directors, employees and consultants entitled the “Skystar Bio-Pharmaceutical Company 2010 Stock Incentive Plan” (hereinafter the “2010 Plan”). The maximum number of shares that may be issued under the 2010 Plan is 700,000 shares of our common stock. The 2010 Plan was approved by our stockholders on December 31, 2009, and awards may be granted under this Plan until December 7, 2019. Under this Plan, the Company may issue common stock and/or options to purchase common stock to certain officers, directors and employees and consultants of the Company and its subsidiaries. The 2010 Plan is administered either by the Board or a committee appointed by the Board, which is comprised of two or more independent directors. The Board (or the committee) has full and complete authority, in its discretion, but subject to the express provisions of the 2010 Plan to approve the eligible persons nominated by the management of the Company to be granted awards of common stock “Awards”) or stock options, to determine the number of Awards or stock options to be granted to an eligible person; to determine the time or times at which or stock options shall be granted; to establish the terms and conditions upon which Awards or Stock Options may be exercised; to remove or adjust any restrictions and conditions upon Awards or Stock Options; to specify, at the time of grant, provisions relating to exercisability of Stock Options and to accelerate or otherwise modify the exercisability of any Stock Options; and to adopt such rules and regulations and to make all other determinations deemed necessary or desirable for the administration of the Plan. As of December 31, 2009, there are 700,000 shares of our common stock remaining available for future issuance under the 2010 Plan.

(2)
On February 22, 2006, the Company adopted a stock incentive plan for consultants entitled the “2006 Consultant Stock Plan” (hereinafter the “2006 Plan”). The maximum number of shares that may be issued under the 2006 Plan is 1,199,648 shares of our common stock. The 2006 Plan has not previously been approved by security holders and awards may be granted under this Plan until February 21, 2016. Under the 2006 Plan, the Company may issue common stock to certain consultants of the Company who are crucial to the future growth and success of the Company and its subsidiaries and affiliates. The 2006 Plan is administered by either a committee appointed by the Board, which is comprised of one or more members of the Board who is not serving on another plan committee, or the Board. The committee has full and complete authority, in its discretion, but subject to the express provisions of the Plan, to designate the persons or classes of persons eligible to receive awards of common stock “Awards”; to determine the form and amount of Awards to be granted to an eligible person or class of persons; to establish the terms and conditions upon which Awards may be exercised; to remove or adjust any restrictions and conditions upon Awards; and to adopt such rules and regulations and to make all other determinations deemed necessary or desirable for the administration of the Plan. As of December 31, 2009, there are 119,930 shares of our common stock remaining available for future issuance under the 2006 Plan.

(3)
On October 16, 2002, the Company adopted a stock incentive plan for officers, directors, employees, and consultants entitled the “Cyber Group Network Corporation Stock Incentive Plan # 2” (hereinafter the “2002 Plan”). The maximum number of shares that may be issued under the 2002 Plan is 40,000,000 shares of our common stock. The 2002 Plan has not previously been approved by security holders and awards may be granted under this Plan until October 15, 2012. Under this Plan, the Company may issue common stock and/or options to purchase common stock to certain officers, directors and employees and consultants of the Company and its subsidiaries. The 2002 Plan is administered either by the compensation committee or a committee appointed by the Board, which is comprised of a combination of two or more officers and/or members of the Board. The committee has full and complete authority, in its discretion, but subject to the express provisions of the Plan to approve the eligible persons nominated by the management of the Company to be granted awards of common stock “Awards”) or stock options, to determine the number of Awards or stock options to be granted to an eligible person; to determine the time or times at which or stock options shall be granted; to establish the terms and conditions upon which Awards or Stock Options may be exercised; to remove or adjust any restrictions and conditions upon Awards or Stock Options; to specify, at the time of grant, provisions relating to exercisability of Stock Options and to accelerate or otherwise modify the exercisability of any Stock Options; and to adopt such rules and regulations and to make all other determinations deemed necessary or desirable for the administration of the Plan. As of December 31, 2009, there are 418,690 shares of our common stock remaining available for future issuance under the 2002 Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding our common stock beneficially owned on March 24, 2010, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.  Shares of common stock subject to options, warrants or convertible securities exercisable or convertible within 60 days of March 24, 2010 are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person. To the best of our knowledge, subject to community and martial property laws, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted.

Title of Class	Name and Address of Beneficial Owners (1)	Amount of Beneficial Ownership	Percent of Class (2)

Common Stock	Upform Group Limited (3)	939,126	13.2%
Common Stock	Weibing Lu, Director and Chief Executive Officer (3)	939,126	13.2%
Common Stock	Wei Wen, Director (4)	41,544	* %
Common Stock	Bennet P. Tchaikovsky, Chief Financial Officer (5)	21,268	* %
Common Stock	R. Scott Cramer, Director (6)	206,286	2.9%
Common Stock	Qiang Fan, Director (7)	-0-	0%
Common Stock	Chengtun Qu, Director (8)	-0-	0%
Common Stock	Mark D. Chen, Director (9)	5,556	* %
Common Stock	Shouguo Zhao, Director (10)	-0-	0%
Common Stock	All officers and directors as a group (8 total)	1,213,780	17.1%
__________
* Less than 1%.

(1)	Unless otherwise noted, the address for each of the named beneficial owners is: Rm. 10601, Jiezuo Plaza, No.4, Fenghui Road South, Gaoxin District, Xi’an, Shaanxi Province, People’s Republic of China.

(2)	Unless otherwise noted, the number and percentage of outstanding shares of our common stock is based upon 7,097,708 shares outstanding as of March 24, 2010.

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

(4)
The number of shares reported herein as beneficially owned by Wei Wen are held by Clever Mind International Limited, which address is: Sea Meadow House, Blackburne Highway, P.O. Box 116, Road Town, Tortola, British Virgin Islands. Mr. Wen is Chairman of the Board of Directors of Clever Mind and owns approximately 2.3% of the issued and outstanding shares of Clever Mind. Because Mr. Wen is a director of Clever Mind, he might be deemed to have or share investment control over Clever Mind’s portfolio.

(5)
Bennet P. Tchaikovsky’s address is: 6571 Morningside Drive, Huntington Beach, CA 92648. Includes 3,610 shares that Mr. Tchaikovsky has the right to acquire beneficial ownership of within 60 days of March 24, 2010.

(6)
R. Scott Cramer’s address is: 1012 Lewis Dr., Winter Park, FL 32789. Includes 154,284 shares held by the Cramer Family Trust of which Mr. Cramer is the sole trustee and sole primary beneficiary, and 49,834 shares that Mr. Cramer has right to acquire beneficial ownership of within 60 days of March 24,2010.

(7)	Qiang Fan’s address is: 9176 West Laguna Way, Elk Grove, CA 95758.

(8)	Chengtun Qu’s address is: No. 18 Dian Zi 2nd Road, School of Chemistry & Chemical Engineering, Xi'an Shiyou University, Xi'an, Shaanxi Province, People’s Republic of China.

(9)	Mark D. Chen’s address is: 10-64 #9 Jianguomenwai Avenue, Beijing, China 100600.

(10)	Shouguo Zhao’s address is: No. 229 North Tai Bai Road, School of Economics and Management, Northwest University, Xi'an, Shaanxi Province, People’s Republic of China.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Receivables and Payables

Set forth below are the related party receivables and payables between us and our officers and/or directors, and between Xian Tianxing and its stockholders, officers and/or directors, as of the date set forth on the table.

	December 31, 2009	December 31, 2008

Short term loans from shareholders:
Mr. Weibing Lu(1)(2)	$36,675	$220,050
Mr. Wei Wen(2)	36,675	44,010
Ms. Aixia Wang(2)	36,675	44,010
Total	$110,025	$308,070
Shares to be issued to a related party:
Mr. Mark Chen (3)	$25,002	—
Mr. Scott Cramer(3)	$302,372	$95,204
Total	327,374	95,204
Amount due to related parties:
Mr. Bennet P. Tchaikovsky(5)	$—	$13,168
Mr. Scott Cramer(3)	143,556	224,684
Shaanxi Xingji Electronics Co.(4)	—	4,373
Officer and shareholder (4)	41,468	—
Total	$185,024	242,225

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

(2)
On May 29, 2008, Weibing Lu, Wei Wen and Aixia Wang obtained personal loans from Yanta Credit Union and advanced cash to Xian Tianxing in the total amount of $132,030 to facilitate operations. These loans, which were due on May 29, 2009 with 8.436% interest per annum and guaranteed by Xian Tianxing, were paid in full on May 29, 2009. On June 2, 2009, Mr. Lu, Mr. Wen and Ms. Wang again obtained loans from the same bank and advanced cash to Xian Tianxing in the total amount of $110,025. These loans are due on June 1, 2010, with 10.11% interest per annum and are also guaranteed by Xian Tianxing. For the year ended December 31, 2009, Xian Tianxing paid interest of $ 0 and $3,695, respectively, for these loans.

(3)
As of December 31, 2009 and December 31, 2008, the Company had $302,372 (representing 47,334 common shares) and $95,204 balances (representing 22,000 common shares), respectively, under agreement to issue shares to Scott Cramer, respectively, as compensation for being a representative of the Company in the United States for the periods from May 2008 to June 30, 2009, and December 31, 2008, respectively. In addition, as of December 31, 2009, the Company had $25,002 balance (representing 5,556 common shares) under agreement to issue shares to Mr. Mark D Chen as compensation at the beginning of each term of his directorship.

(4)
Shaanxi Xinji Electronics Co., Ltd. is owned by the wife of Weibing Lu. The amounts due to Shaanxi Xinji Electronics as of December 31, 2009 and December 31, 2008 were short-term cash transfers for business operations, non-interest bearing, unsecured, and payable upon demand. As of December 31, 2009, the Company also had $41,468 payable to officers and shareholders for advance for short-term financing purposes. As of December 31, 2009 and December 31, 2008, the Company also had amounts due to Scott Cramer for bonus and the expenses paid by them on behalf of the Company.

Our Officers and Directors’ Relationship with Us, Our Subsidiaries and VIE

Mr. Weibing Lu, our Chairman and Chief Executive Officer, is a Director of Upform Group Limited, a British Virgin Islands company which owns approximately 13.2% of Skystar’s issued and outstanding common stock. Mr. Bennet P. Tchaikovsky, our Chief Financial Officer, owns approximately 0.30% of Skystar’s issued and outstanding common stock. Mr. Wei Wen, who is one of our directors, is Director of Clever Mind International Limited, a British Virgin Islands company which owns approximately 0.58% of Skystar’s issued and outstanding common stock. Mr. Scott Cramer, who is also one of our directors, owns and/or controls approximately 2.2% of Skystar’s issued and outstanding common stock. Mr. Lu and Mr. Wen are both Directors of Skystar Cayman, our wholly owned subsidiary.

Mr. Cramer is Director of Fortunate Time, wholly owned subsidiary of Skystar Cayman.

The management of Sida, the wholly owned subsidiary of Fortunate Time, includes Mr. Wen as General Manager.

The management of Xian Tianxing, which we control through contractual arrangements between Sida and Xian Tianxing, includes Mr. Lu as Chairman and Chief Executive Officer and Mr. Wen as Vice-General Manager and Director. As of the date of this prospectus, Mr. Lu also owns approximately 41%, and Mr. Wen approximately 5%, of the issued and outstanding stock of Xian Tianxing.

Mr. Wen is the General Manager of Shanghai Siqiang, wholly owned subsidiary of Xian Tianxing.

Other Related Party Transactions

On January 1, 2007, we entered into a 5-year lease agreement with Mr. Weibing Lu, our chief executive officer, to lease the premises at Rm. 10601, Jiezuo Plaza, No.4, Fenghui Road South, Gaoxin District, Xi’an, Shaanxi Province, China, which belongs to Mr. Lu and which has been serving as our headquarters. The annual rent under the lease agreement is RMB 165,600 (approximately $24,000). Mr. Lu previously provided the premises rent-free, in 2005 and 2006, for the use of our administrative division.

On June 17, 2007, Shanghai Siqiang, wholly owned subsidiary of Xian Tianxing, entered into a 10-year lease agreement with Mr. Lu to lease the premises at 1715 Zhongchu Road, Building F, Unit 1001, Shanghai, China, which belongs to Mr. Lu. The annual rent under the lease agreement is RMB 144,000 (approximately $21,000).

Conflicts of interests between the duties of our officers and directors who are also management members of Xian Tianxing to our company and Xian Tianxing may arise. As our directors and/or executive officer (in the case of Mr. Lu), they have a duty of loyalty and care to us under U.S. and Cayman Islands law when there are any potential conflicts of interests between our company and Xian Tianxing. We cannot assure you, however, that when conflicts of interest arise, these individuals will act completely in our interests or that conflicts of interests will be resolved in our favor. In addition, they could violate their legal duties by diverting business opportunities from us to others. If we cannot resolve any conflicts of interest between us and them, we would have to rely on legal proceedings, which could result in the disruption of our business.

Other than the above transactions, neither we nor our subsidiaries have entered into any material transactions with any director, executive officer, and nominee for director, beneficial owner of five percent or more of our common stock, or family members of such persons. We are not a subsidiary of any company.

Director Independence

Based upon information submitted to the Board of Directors by Mr. Fan, Dr. Qu, Dr. Zhao and Mr. Chen, the Board has determined that each of them is “independent” under the listing standards of the NASDAQ Capital Market.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees
The aggregate fees billed by our independent auditors, Frazer Frost LLP (successor entity of Moore Stephens Wurth Frazer and Torbet, LLP), for the year ended December 31, 2009 and 2008, for professional services rendered for the audit of the Company’s annual financial statements and review of the Company’s quarterly financial statements were $195,000 and $185,000, respectively.

Audited-Related Fees

For the years ended December 31, 2009 and 2008, there were no fees billed by our independent auditors for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees,”

Tax Fees

The aggregate fees billed by Frazer Frost for the year ended December 31, 2009, and Moore Stephens, for the year ended December 31, 2008, for services rendered for tax compliance, tax advice and tax planning work to the Company were $8,000 and $7,000, respectively.

All Other Fees

For the years ended December 31, 2009 and December 31, 2008, there were no other fees billed by our independent auditors for products and services outside of those fees disclosed above under “Audit Fees”, “Audit-Related Fees” and “Tax Fees”.

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements

The following consolidated financial statements of Skystar are included in Part II, Item 8 of this Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2009 and 2008

Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2009 and 2008

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2009 and 2008

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and 2008

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

3.1	Charter of The Cyber Group Network Corporation as filed with the State of Nevada (4)

3.2	Certificate of Amendment and Certificate of Change (5)

3.3	Certificate of Amendment to Increase Number of Authorized Shares of Common Stock (13)

3.4	Amended and Restated Bylaws of Skystar Bio-Pharmaceutical Company (14)

3.5	Certificate of Change Purusant to NRS 78.209 as filed with the Secretary of State of Nevada, effective May 12, 2009 (16)

3.6	Certificate of Change Pursuant to NRS 78.209 as filed with the Secretary of State of Nevada, effective November 16, 2009 (20)

4.1	Certificate of Designation of Series B Convertible Preferred Stock (4)

4.2	Form of Class A Convertible Debenture (6)

4.3	Form of Class B Convertible Debenture (6)

4.4	Form of Class A Warrant (6)

4.5	Form of Class B Warrant (6)

4.6	Form of Common Stock Certificate (19)

4.7	Form of Common Stock Purchase Option to be granted to the representative of the underwriters (19)

10.1	Form of Securities Purchase Agreement, dated as of February 26, 2007 by and among the Company and eight accredited investors (6)

10.2	Form of Registration Rights Agreement, dated as of February 26, 2007 by and among the Company and eight accredited investors (6)

10.3	Form of Company Principal Lockup Agreement in connection with the Securities Purchase Agreement dated as of February 26, 2007 (6)

10.4	Form of the Amendment, Exchange and Waiver Agreement between the Company and certain accredited investors dated November 9, 2007 (7)

10.5	Form of the Amendment and Waiver Agreement between Skystar Bio-Pharmaceutical Company and two institutional and accredited investors dated March 31, 2008 (10)

10.6	Amendment to Consulting Services Agreement among Skystar Cayman, Xian Tianxing and Sida Biotechnology (Xian) Co., Ltd. (“Sida”) dated March 10, 2008 (8)

10.7	Agreement to Transfer of Operating Agreement among Skystar Cayman, Xian Tianxing, Xian Tianxing’s Majority Stockholders, Weibing Lu and Sida dated March 10, 2008 (8)

10.8	Amendment to Equity Pledge Agreement among Skystar Cayman, Xian Tianxing, Xian Tianxing’s Majority Stockholders, and Sida dated March 10, 2008 (8)

10.9	Designation Agreement among Skystar Cayman, Xian Tianxing, Xian Tianxing’s Majority Stockholders, Weibing Lu and Sida dated March 10, 2008 (8)

10.10	Agreement to Transfer of Option Agreement among Skystar Cayman, Xian Tianxing, Xian Tianxing Majority Stockholders, Weibing Lu and Sida dated March 10, 2008 (8)

10.11	Employment Agreement with Weibing Lu dated May 5, 2008 (11)

10.12	Loanout Agreement with Worldwide Officers, Inc. with respect to the services of Bennet Tchaikovsky, our Chief Financial Officer, dated May 5, 2008 (11)

10.13	Form of Director Offer Letter with Mr. Qiang Fan and Mr. Winston Yen (14)

10.14	Form of Director Offer Letter with Chengtun Qu and Shouguo Zhao (14)

10.15	Form of Amendment to Loanout Agreement (17)

10.16	Form of Director Offer Letter with Mr. Bennet P. Tchaikovsky (17)

10.17	Agreement with R. Scott Cramer dated March 30, 2010 *

14.1	Code of Ethics (15)

16.1	Letter from MSWFT dated January 7, 2010 (21)

21.1	List of subsidiaries (15)

23.1	Consent of Moore Stephens Worth Frazer and Torbert LLP (18)

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *

32.1	Section 906 Certification by the Corporation's Chief Executive Officer *

32.2	Section 906 Certification by the Corporation's Chief Financial Officer *

99.1	Legal Opinion from Allbright Law Offices regarding the transfer of the contractual arrangements from Skystar Cayman to Sida, dated April 29, 2008 (12)

99.2	Lease Agreement between Xian Tianxing and Weibing Lu dated June 1, 2007 (9)

99.3	Lease Agreement between Shanghai Siqiang Biotechnological Co., Ltd. and Weibing Lu dated June 17, 2007 (12)

99.4	Summary of Research Arrangement between Shanghai Poultry Verminosis Institute and Xian Tianxing (12)

99.5	Cooperation Agreement between Shaanxi Microbial Institute and Xian Tianxing (12)

99.6	Technology Cooperation Agreement with Fourth Military Medical University *
_________
* Filed herewith.

(1)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A filed on June 1, 2000.

(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A filed on January 12, 2001.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 26, 2005.

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 14, 2005.

(5)	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB filed on April 17, 2006.

(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 5, 2007.

(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 11, 2007.

(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K on March 11, 2008.

(9)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K on April 2, 2008.

(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K on April 23, 2008.

(11)	Incorporated by reference from the Registrant’s Current Report on Form 8-K on May 5, 2008.

(12)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1/A filed on June 26, 2008.

(13)	Incorporated by reference from the Registrant’s Current Report on Form 8-K on July 14, 2008.

(14)	Incorporated by reference from the Registrant’s Current Report on Form 8-K on July 15, 2008.

(15)	Incorporated by reference from the Registration’s Annual Report on Form 10-K on April 15, 2009.

(16)	Incorporated by reference from the Registration’s Current Report on Form 8-K on May 18, 2009.

(17)	Incorporated by reference from the Registration’s Current Report on Form 8-K on May 27, 2009.

(18)	Incorporated by reference from the Registration’s Amendment to Registration Statement on Form S-1/A on June 2, 2009.

(19)	Incorporated by reference from the Registration’s Amendment to Registration Statement on Form S-1/A on June 26, 2009.

(20)	Incorporated by reference from the Registration’s Current Report on Form 8-K on November 17, 2009.

(21)	Incorporated by reference from the Registration’s Current Report on Form 8-K on January 7, 2010.

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKYSTAR BIO-PHARMACEUTICAL COMPANY (Registrant)

Date: March 31, 2010	By:	/s/ Weibing Lu
Weibing Lu Chief Executive Officer

Date: March 31, 2010	By:	/s/ Bennet P. Tchaikovsky
Bennet P. Tchaikovsky Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Weibing Lu	Chief Executive Officer / Director	March 31, 2010
Weibing Lu

/s/ Bennet P. Tchaikovsky	Chief Financial Officer	March 31, 2010
Bennet P. Tchaikovsky

/s/ Wei Wen	Secretary / Director	March 31, 2010
Wei Wen

/s/ R. Scott Cramer	Director	March 31, 2010
R. Scott Cramer

/s/ Qiang Fan	Director	March 31, 2010
Qiang Fan

/s/ Chengtun Qu	Director	March 31, 2010
Chengtun Qu

/s/ Mark D. Chen	Director	March 31, 2010
Mark D. Chen

/s/ Shouguo Zhao	Director	March 31, 2010
Shouguo Zhao

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Skystar Bio-Pharmaceutical Company and Subsidiaries

We have audited the accompanying consolidated balance sheets of Skystar Bio-Pharmaceutical Company and Subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income and other comprehensive income, changes in equity, and cash flows for each of the years in the two-year period ended December 31, 2009. Our audits also included the financial statement schedules for the years ended December 31, 2009 and 2008.  The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Skystar Bio-Pharmaceutical Company and Subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/  Frazer Frost, LLP (Successor Entity of Moore Stephens Wurth Frazer and Torbet, LLP, see Form 8-K filed on January 7, 2010)

Brea, California
March 31, 2010

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,	December 31,
	2009	2008

CURRENT ASSETS:
Cash	$11,699,398	$576,409
Restricted cash	-	80,885
Short-term investments	-	352,080
Accounts receivable, net of allowance for doubtful accounts of $327,857
and $327,857 as of December 31, 2009 and 2008, respectively	4,383,187	2,424,102
Inventories	4,074,645	3,086,060
Deposits and prepaid expenses	11,900,314	4,878,851
Loans receivable	-	295,087
Other receivables	490,712	85,099
Total current assets	32,548,256	11,778,573

PLANT AND EQUIPMENT, NET	8,829,058	7,413,689

CONSTRUCTION-IN-PROGRESS	9,389,120	6,516,630

OTHER ASSETS:
Long-term prepayments	7,980,307	5,207,117
Intangible assets, net	1,860,172	899,529
Total other assets	9,840,479	6,106,646
Total assets	$60,606,913	$31,815,538

LIABILITIES AND CHANGES IN EQUITY

CURRENT LIABILITIES:
Accounts payable	$297,567	$547,430
Other payable and accrued expenses	917,284	1,556,973
Short-term loans	220,050	748,170
Short-term loans from shareholders	110,025	308,070
Deposits from customers	1,275,958	424,266
Taxes payable	722,106	212,661
Shares to be issued to related parties	327,374	95,204
Due to related parties	185,024	242,225
Total current liabilities	4,055,388	4,134,999

OTHER LIABILITIES:
Deferred government grant	1,100,250	1,100,250
Warrant liability	1,538,686	-
Total other liabilities	2,638,936	1,100,250
Total liabilities	6,694,324	5,235,249

COMMITMENTS AND CONTINGENCIES

CHANGES IN EQUITY:
Preferred stock, $0.001 par value, 50,000,000 Series "A" shares authorized and
2,000,000 shares issued and outstanding as of December 31, 2008
48,000,000 Series "B" shares authorized, Nil Series "B" shares
issued and outstanding as of December 31, 2008	-	2,000
Common stock, $0.001 par value, 40,000,000 shares authorized, 6,989,640 and 3,733,038 shares
issued and outstanding as of December 31, 2009 and December 31, 2008, respectively	6,989	3,733
Paid-in capital	34,580,096	16,345,775
Statutory reserves	3,879,077	2,952,710
Retained earnings	12,574,906	4,418,464
Accumulated other comprehensive income	2,871,521	2,857,607
Total shareholders' equity	53,912,589	26,580,289
Total liabilities and shareholders' equity	$60,606,913	$31,815,538

The accompanying notes are an integral part of these consolidated financial statements.
See report of indepedent registered public accounting firm.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

	Years ended December 31,
	2009	2008

REVENUE, NET	$33,778,305	$25,584,446

COST OF REVENUE	16,520,989	12,808,896

GROSS PROFIT	17,257,316	12,775,550

OPERATING EXPENSES:
Research and development	1,167,937	549,236
Selling expenses	1,928,441	1,381,807
General and administrative	2,466,470	2,663,520
Total operating expenses	5,562,848	4,594,563

INCOME FROM OPERATIONS	11,694,468	8,180,987

OTHER INCOME (EXPENSE):
Other income (expense), net	117,873	30,906
Interest income (expense), net	(62,590)	(329,167)
Inducement cost for debentures converted	-	(756,855)
Change in fair value of warrants	(868,445)	-
Total other expense, net	(813,162)	(1,055,116)

INCOME BEFORE PROVISION FOR INCOME TAXES	10,881,306	7,125,871

PROVISION FOR INCOME TAXES	2,029,374	1,529,688

NET INCOME	8,851,932	5,596,183

OTHER COMPREHENSIVE (LOSS) INCOME :
Foreign currency translation adjustment	13,914	1,415,005

COMPREHENSIVE INCOME	$8,865,846	$7,011,188

EARNINGS PER SHARE:
Basic	$1.65	$1.53
Diluted	$1.62	$1.53

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic	5,374,452	3,645,746
Diluted	5,459,528	3,649,396

The accompanying notes are an integral part of these consolidated financial statements.
See report of indepedent registered public accounting firm.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

								Accumulated
						Retained earnings		other
	Preferred stock		Common stock		Paid-in	Statutory		comprehensive
	Shares	Amount	Shares	Amount	capital	reserves	Unrestricted	income	Total
BALANCE, January 31, 2008	2,000,000	$2,000	3,422,240	$3,422	$14,692,209	$1,652,720	$122,271	$1,442,602	$17,915,224

Stock-based compensation					62,758				62,758
Shares issued for services			23,218	23	130,398				130,421
Shares issued for debt settlement			42,080	42	220,878				220,920
Debentures converted to common stock			245,500	246	1,239,532				1,239,778
Foreign currency translation								1,415,005	1,415,005
Net income							5,596,183		5,596,183
Appropriation to statutory reserve						1,299,990	(1,299,990)		-

BALANCE, December 31, 2008, as previously reported	2,000,000	2,000	3,733,038	3,733	16,345,775	2,952,710	4,418,464	2,857,607	26,580,289

Cumulative effect of reclassification of warrants					(1,108,508)		230,877		(877,631)

BALANCE, January 1, 2009, as adjusted, (Unaudited)	2,000,000	2,000	3,733,038	3,733	15,237,267	2,952,710	4,649,341	2,857,607	25,702,658

Shares issued for services			12,438	12	63,002				63,014
Cancellation of preferred stock	(2,000,000)	(2,000)			2,000				-
Fractional shares due to the ten-for-one reverse split			1,772	2	(2)				-
Shares issued for cash			3,220,000	3,220	19,070,461				19,073,681
Cashless exercise of warrants			22,392	22	207,368				207,390
Foreign currency translation								13,914	13,914
Net income							8,851,932		8,851,932
Appropriation to statutory reserves						926,367	(926,367)		-

BALANCE, December 31, 2009	-	$-	6,989,640	$6,989	$34,580,096	$3,879,077	$12,574,906	$2,871,521	$53,912,589

The accompanying notes are an integral part of these consolidated financial statements.
See report of indepedent registered public accounting firm.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,851,932	$5,596,183
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	566,230	443,062
Amortization	212,826	179,343
Amortization of deferred financing costs	-	101,815
Amortization of discount on debentures	-	680,446
Amortization of deferred compensation	-	62,758
Inducement cost for debentures converted	-	257,775
Common stock issued for services	63,014	130,421
Common stock to be issued to related parties for compensation	232,170	95,204
Bad debt expense	-	112,253
Inducement cost for debt settlement	-	42,081
Change in fair value of warrant liability	868,445	-
Change in operating assets and liabilities
Accounts receivable	(1,957,883)	(1,068,391)
Inventories	(987,977)	(674,486)
Deposits and prepaid expenses	(7,310,495)	(3,647,834)
Other receivables	(705,365)	93,613
Accounts payable	(249,709)	404,642
Accrued expenses	55,140	946,801
Deposits from customers	851,170	352,012
Taxes payable	509,132	(389,081)
Other payables	267,097	(18,189)
Net cash provided by operating activities	1,265,727	3,700,428

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from short-term investment	351,864	57,660
Refund (payments) of long-term prepayments	2,713,950	(3,833,669)
Prepayment for potential acquisition	(6,802,704)	-
Loans to third parties	(2,580,336)	315,472
Proceeds from loans receivable	2,875,242	-
Purchases of intangible assets	(1,172,880)	-
Purchases of plant and equipment	(529,470)	(9,529)
Payments on construction-in-progress	(2,709,105)	(1,606,280)
Net cash used in investing activities	(7,853,439)	(5,076,346)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease (increase) in restricted cash	80,684	(654)
Proceeds from short-term loans	219,915	735,165
Repayment for short-term loans	(747,711)	-
Proceeds from equity offering	18,411,496	-
Repayment to shareholders and directors	(307,881)	-
Proceeds from shareholders and directors	109,958	401,616
Due (from) to related parties	(57,223)	-
Net cash provided by financing activities	17,709,238	1,136,127

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,463	44,708

INCREASE (DECREASE) IN CASH	11,122,989	(195,083)

CASH, beginning of year	576,409	771,492

CASH, end of year	$11,699,398	$576,409

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$73,085	$35,177
Cash paid for income taxes	$2,095,704	$740,899
Non-cash investing and financing activities
Long-term prepayment transferred to construction-in-progress	$190,458	$-
Construction-in-progress transferred to property, plant and equipment	1,818,403	1,133,580
Issuance of common stock for debt settlement	$-	$178,839
Debentures converted to common stock	$-	$482,923
Cashless exercise of warrants	$207,390	-
Expense paid thorugh contribution receivable	$662,185	-
Interest expense capitalized as construction-in-progress	$-	$114,990

The accompanying notes are an integral part of these consolidated financial statements.
See report of indepedent registered public accounting firm.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

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

As a result of these contractual arrangements, which obligates Sida to absorb all of the risk of loss from Xian Tianxing’s activities and enable Sida to receive all of its expected residual returns, the Company accounts for Xian Tianxing as a variable interest entity (“VIE”) under Financial Accounting Standards Board’s (“FASB”) interpretation on consolidation of variable interest entities.  Accordingly, the Company consolidates Xian Tianxing’s results, assets and liabilities.

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

On September 18, 2009, Skystar Bio-Pharmaceutical Inc. (“Skystar California”) was incorporated in California and became a wholly-owned subsidiary of Skystar.

Hereinafter, Skystar, Skystar California, Skystar Cayman, Fortunate Time, Sida, Xian Tianxing and Shanghai Siqiang are sometimes collectively referred to as the “Company.”

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include the financial statements of the Company, its wholly-owned subsidiaries, and its VIEs. All significant inter-company transactions and balances between the Company, its subsidiaries and VIEs are eliminated upon consolidation.

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

Foreign currency translation

The Company uses the United States dollar (“U.S. dollar”) for financial reporting purposes and the Chinese Renminbi (“RMB”) as its functional currency. The Company’s subsidiaries and VIEs maintain their books and records in their functional currency, being the primary currency of the economic environment in which their operations are conducted.

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

The quotation of the exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the People's Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People's Bank of China. The rates of exchange quoted by the People’s Bank of China on December 31, 2009 and 2008 were US $1.00 to RMB 6.82 and RMB 6.82, respectively. The average translation rates of US $1.00 to RMB 6.82 and RMB 6.94 was applied to the income statement accounts for the years ended December 31, 2009 and 2008, respectively.

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

See report of independent registered public accounting firm.

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

As a result of the foregoing adoption, 309,100 common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption are no longer afforded equity treatment because the strike price of the warrants is denominated in U.S. dollars, a currency other than the Company’s functional currency, the RMB. As a result, the warrants are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expired.

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in February 2007. On January 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, $230,877 to beginning retained earnings and $877,631 to warrant liability to recognize the fair value of such warrants. The Company recognized a loss of $868,445 from the change in fair value of the warrant liability for the year ended December 31, 2009.

These warrants do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using the Black-Scholes Option Pricing Model (“Black-Scholes Model”) using the following assumptions:

	Warrants (1)		Warrants (2)
	December 31, 2009	January 1, 2009	December 31, 2009	January 1, 2009
	(Unaudited)		(Unaudited)
Stock price	$10.10	$4.750	$10.10	$4.75
Exercise price	$6.00	$6.00	$5.00	$5.00
Annual dividend yield	—	—	—	—
Expected term (years)	.17	1.20	2.17	3.20
Risk-free interest rate	0.04%	0.875%	1.14%	1.125%
Expected volatility	34%	140%	178%	130%

(1)	As of January 1, 2009, 195,000 warrants with an exercise price of $6.00 were outstanding. As of December 31, 2009, 145,000 warrants with an exercise price of $6.00 were outstanding.

(2)	As of January 1, 2009, 114,100 warrants with an exercise price of $5.00 were outstanding. As of December, 31, 2009, 107,254 warrants with an exercise price of $5.00 were outstanding.

See report of independent registered public accounting firm.

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

The fair value of the 252,254 warrants as of December 31, 2009 was determined using the Black-Scholes Model, defined in the FASB’s accounting standard of fair value measurement as level 2 inputs, and recorded the change in earnings. As a result, the warrant liability is carried on the consolidated balance sheets at fair value.

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2009:

	Carrying Value at December 31, 2009	Fair Value Measurement at December 31, 2009
		Level 1	Level 2	Level 3
Warrant liability	$1,538,686	$-	$1,538,686	$-

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a non-recurring basis.  Generally, assets are recorded at fair value on a non-recurring basis as a result of impairment charges.  For the year ended December 31, 2009, there were no impairment charges.

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

Shipping and handling costs related to costs of goods sold are included in selling expenses, which totaled $850,387 and $335,605 for the years ended December 31, 2009 and 2008, respectively.

See report of independent registered public accounting firm.

The Company’s revenues and cost of revenues by product line were as follows:

	Years Ended December 31,
	2009	2008
Revenues
Micro-organism	$8,021,139	$5,868,623
Veterinary Medications	22,920,479	17,535,757
Feed Additives	1,411,222	1,189,108
Vaccines	1,425,465	990,958
Total Revenues	$33,778,305	$25,584,446

Cost of Revenues
Micro-organism	$2,129,945	$1,781,598
Veterinary Medications	13,672,332	10,389,726
Feed Additives	568,007	525,653
Vaccines	150,705	111,919
Total Cost of Revenues	16,520,989	12,808,896
Gross Profit	$17,257,316	$12,775,550

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

Short-term investments

Short-term investments are comprised of securities classified as available-for-sale, held by a private investment trust company for investing activities with a fixed rate of return on investment. Available-for-sale securities are carried at fair value, with unrealized gains or losses reported in other comprehensive income, net of tax. Realized gains or losses are included in the results of operations. There was no unrealized gain or loss relating to short-term investments for the years ended December 31, 2009 and 2008, and as such, no such amounts were included in other comprehensive income for such periods.

The Company entered into an investment agreement with an unrelated party in 2007 to invest certain funds in the Chinese stock market. The nature of the investment is available-for-sale with certain guaranteed returns such as 7.2% interest through August 1, 2008 and 5.0% interest after August 1, 2008 for one year. There are no restrictions or penalties for early withdrawals prior to maturity. The investment matured on July 31, 2009 and the investment principal of $352,080 and accrued interest of $22,666 were received by the Company on August 3, 2009.

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

See report of independent registered public accounting firm.

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

Management assesses the carrying value of plant and equipment annually, more often when factors indicating impairment are present, and reduces the carrying value of such assets by the amount of the impairment. The Company determines the existence of such impairment by measuring the expected future cash flows (undiscounted and without interest charges) and comparing such amount to the net asset carrying value. An impairment loss, if it exists, is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Based on its review, management believes that, as of December 31, 2009 and 2008, there was no impairment for its plant and equipment.

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

See report of independent registered public accounting firm.

Technological Know-How — Purchased technological know-how includes confidential formulas, manufacturing processes, technical and procedural manuals, and is amortized using the straight-line method over the weighted average useful life of nine years, which reflects the period over which such confidential formulas, manufacturing processes, and technical and procedural manuals are kept confidential by the Company as agreed between the Company and the selling parties.

Impairment of Intangible Assets — The Company evaluates the carrying value of intangible assets annually, or more often when factors indicating impairment are present. The Company determines the existence of such impairment by measuring the estimated future cash flows (undiscounted) and comparing such amount to the net asset carrying value. If the undiscounted cash flow estimated to be generated by any such intangible asset is less than its carrying amount, a loss is recognized based on the amount by which the carrying amount exceeds the intangible asset’s fair market value. Loss on intangible assets to be disposed of is determined in a similar manner, except that fair market values are reduced by the cost of disposal. Based on its review, the Company believes that, as of December 31, 2009, there was no impairment of its intangible assets.

Comprehensive income

The FASB’s accounting standard of reporting comprehensive income requires disclosure of all components of comprehensive income and loss on an annual and interim basis. Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The accompanying consolidated financial statements include the provisions of GAAP. Accumulated other comprehensive income is comprised of the changes in foreign currency exchange rates.

Research and development costs

Research and development costs are charged to operations as incurred and include salaries, professional fees and technical support fees related to such efforts.

Advertising costs

Advertising costs are charged to operations currently. Advertising costs for the years ended December 31, 2009 and 2008 were $253,006 and $93,573 respectively.

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

All share and per share amounts used in the Company's consolidated financial statements and notes thereto have been retroactively restated to reflect the 1-for-10 reverse stock split effectuated on May 12, 2009, and the 2-for-1 forward stock split effectuated on November 16, 2009.

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

See report of independent registered public accounting firm.

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

In May 2009, the FASB an accounting standard which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The standard also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. The standard is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this Standard as of December 31, 2009. The standard requires that public entities evaluate subsequent events through the date that the financial statements are issued.

In June 2009, the FASB issued an accounting standard which establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for the Company in the third quarter of 2009, and accordingly, the Company’s Annually Report on Form 10-K for the year ended December 31, 2009 and all current and subsequent public filings will reference the Codification as the sole source of authoritative literature.

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

In January 2010, the FASB issued ASU No. 2010-02 regarding accounting and reporting for decreases in ownership of a subsidiary.  Under this guidance, an entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary.  Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value.  In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction.  This ASU clarifies the scope of the decrease in ownership provisions, and expands the disclosures about the deconsolidation of a subsidiary or de-recognition of a group of assets.  This ASU is effective beginning in the first interim or annual reporting period ending on or after December 31, 2009.  The adoption of this ASU did not have a material impact the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure to include transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements.  Further, this update clarifies existing disclosures on level of disaggregation and Disclosures about inputs and valuation techniques.  A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities and should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

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

Financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed federally insured limits for the banks located in the United States. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. As of December 31, 2009 and 2008, the Company had deposits in excess of federally insured limits (including restricted cash) of $11,504,970 and $448,082 respectively. The Company has not experienced any losses in such accounts.

See report of independent registered public accounting firm.

For the year ended December 31, 2009 and 2008, all of the Company’s sales occurred in the PRC. No major customers accounted for more than 10% of the Company’s total revenues. In addition, all accounts receivable at December 31, 2009 and 2008 also arose in the PRC.

The Company’s five largest vendors accounted for approximately 59% of the Company’s total purchases for the year ended December 31, 2009, while the Company’s four largest vendors accounted for 59% of the Company’s total purchases for the year ended December 31, 2008.  As of December 31, 2009 and 2008, there were no amounts due to those five and four largest vendors, respectively.

The Company had one product that accounted for 20% and 12% of the Company’s total revenues for the years ended December 31, 2009 and 2008, respectively.

Note 4 - ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	December 31, 2009	December 31, 2008
Account receivable	$4,711,044	$2,751,959
Allowance for bad debts	(327,857)	(327,857)
Account receivable, net	$4,383,187	$2,424,102

The following table presents the movement of allowance for doubtful accounts:

Allowance for bad debt, January 1, 2008	$199,639
Addition	114,239
Recovery	—
Translation adjustment	13,979
Allowance for bad debt, December 31, 2008	327,857
Addition	—
Recovery	—
Translation adjustment	—
Allowance for bad debt, December 31, 2009	$327,857

Note 5 – INVENTORIES

Inventories consist of the following:
	December 31, 2009	December 31, 2008
Raw materials	$2,798,021	$2,087,428
Packing materials	159,620	165,077
Work-in-process	886	2,446
Finished goods	1,096,547	811,538
Other	19,571	19,571
Total	$4,074,645	$3,086,060

See report of independent registered public accounting firm.

The Company periodically reviews its reserves for slow moving and obsolete inventories. As of December 31, 2009 and 2008, the Company believes that no such reserves were necessary.

Note 6 - DEPOSITS AND PREPAID EXPENSES

Deposits and prepaid expenses are comprised of the following:

	December 31, 2009	December 31, 2008
Prepayment for raw materials purchasing	$10,990,913	$4,210,618
Prepayment for packaging materials purchasing	489,392	499,755
Prepayment for advertisement fee	-	89,436
Prepayment for due diligence fee	-	73,350
Other	420,009	5,692
Total	$11,900,314	$4,878,851

Note 7 – LOANS RECEIVABLE

Loans receivable consist of the following:

	December 31, 2009	December 31, 2008
Shaanxi Xinbangdike Technology Developing Company (1)	$-	$295,087

(1) Loan to Shaanxi Xinbangdike Technology Development Company is non-interest bearing, unsecured and due on demand.

Note 8 - PLANT AND EQUIPMENT, NET

Plant and equipment consist of the following:

	December 31, 2009	December 31, 2008
Building and improvements	$6,798,616	$4,977,654
Machinery and equipment	3,035,814	3,035,376
Office equipment and furniture	191,424	186,702
Vehicles	485,156	329,331
Total	10,511,010	8,529,063
Less: accumulated depreciation	(1,681,952)	(1,115,374)
Plant and equipment, net	$8,829,058	$7,413,689

Depreciation expense was $566,230 and $443,062 for the years ended December 31, 2009 and 2008, respectively.

See report of independent registered public accounting firm.

Note 9 - CONSTRUCTION-IN-PROGRESS

Construction-in-progress (“CIP”) is related to a plant being built in accordance with the PRC’s Good Manufacturing Practices (“GMP”) Standard. Construction on this plant commenced in 2005. The veterinary medicine facility and the building that houses quality control, research and development and administration were completed during 2007, and the remaining plant facilities are expected to be completed by June 30, 2010, at an estimated cost of $11,846,479. During the year ended December 31, 2009, vaccine and micro-organism facilities were completed resulting in a transfer from CIP to property, plant and equipment of $2,951,288. No depreciation is provided for construction-in-progress until such time the assets are completed and placed into service.

The construction projects the company is in the progress of completing are:

	Total in CIP as of 12/31/09	Estimate cost to Complete	Estimated Total Cost	Estimated Completion Date (1)
Project
Vaccine facility	$7,846,479	$2,500,000	$10,346,479	June 2010
Micro-organism facility	1,339,371	160,629	1,500,000	April 2010
Other	203,270
TOTAL CIP Balance	$9,389,120	$2,660,629	$11,846,479

(1)	Note that this date does not include the time to certify the facility, if necessary.

As of December 31, 2009 and 2008, the Company had construction in progress amounting to $9,389,120 and $6,516,330, respectively. $0 and $150,789 in interest expense had been capitalized for construction in progress for the years ended December 31, 2009 and 2008, respectively.

Note 10 - LONG-TERM PREPAYMENTS

Long-term prepayments consist of the following:

	December 31, 2009	December 31, 2008
Construction deposit	$733,500	$2,493,167
Deposit for building purchase	439,927	-
Deposit for potential acquisitions	6,806,880	2,713,950
Total	$7,980,307	$5,207,117

As of December 31, 2009 and 2008, the Company has determined that these prepayments are noncurrent because: (1) these amounts relate to noncurrent assets, and (2) the Company’s ability to complete any potential acquisitions is contingent upon the Company identifying and negotiating with target companies.

As of December 31, 2008, deposits for potential acquisitions represent deposits made to four separate potential acquisition targets: one that produces veterinary medicines, one that produces micro-organisms and feed additives, one that produces veterinary medicines for domestic pets, and one with buildings for the Company’s own future expansion. In April 2009, all deposits made by the Company for potential acquisitions as of December 31, 2008 in the amount of $2,713,950 (RMB 18,500,000) were returned to the Company.

As of December 31, 2009, deposits for office building purchase of $439,927 (RMB 2,998,820) represent deposits made for new office building. The Company is in the process of applying for property certificate, and made the remaining payment of $1,069,018 (RMB 7,287,105) in January, 2010.

See report of independent registered public accounting firm.

As of December 31, 2009, deposits for potential acquisitions of $6,806,880 (RMB 46,400,000) represent deposits made to two separate potential acquisition targets.  The Company obtained appraisal report in January 2010 for the target in Hubei, stating the total fair value of net assets at $2,711,603 (RMB 18,484,000).  The Company is expected to finish the acquisition in June 2010.

Note 11 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	December 31, 2009	December 31, 2008
Land use rights	$378,853	$378,853
Technological know-how	2,053,800	880,200
Total	2,432,653	1,259,053
Less: accumulated amortization	(572,481)	(359,524)
Intangible assets, net	$1,860,172	$899,529

During 2007, the Company paid $658,350 for the exclusive rights to the use of a strain of micro-bio organisms for a five-year term from November 1, 2007 through October 31, 2012. The Company began using the strain in its veterinary medicines in 2008.

In 2009, the Company paid $1,172,880 (RMB 8,000,000) for fish disease technology transfer for an eleven-year term from September 2009 through September 2020.

For the year ended December 31, 2009 and 2008, the amortization expense for intangibles amounted to $212,826 and $179,343, respectively.

Amortization expense for the future five years and thereafter is as follows:

Years ending December 31,	Amount
2010	$388,757
2011	388,757
2012	364,322
2013	242,148
2014	183,504
2015 and thereafter	292,684
Total	$1,860,172

Note 12 – SHORT-TERM LOANS

On September 3, 2008, the Company signed a one year short-term agreement with the Bank of East Asia to borrow up to $1.9 million (RMB 13 million) for operating purposes secured by the Company’s land use rights and buildings. On September 17, 2008, the Company received proceeds of $733,500 (RMB 5 million) from the bank.  The balance of $1.1 million (RMB 8 million) can be borrowed once the Company has a deposit balance in the amount of $4 million with the bank and uses the bank as the Company’s primary transaction bank.  The applicable interest rate of the loan is the Bank of China’s standard short-term rate, 6.93% at inception of the loan, which is subject to change with the government policy, plus an additional 20% interest rate float. Pursuant to these terms, the interest rates were approximately 6.37% and 8.32% as of December 31, 2009 and December 31, 2008, respectively. Interest payments to the Bank of East Asia are due every six months.  The Company repaid amount of $733,050 (RMB 5 million) on September 16, 2009.

See report of independent registered public accounting firm.

Pursuant to the short-term loan agreement, the Company is required to comply with certain covenants, such as maintaining sufficient environmental controls with respect to the Company’s manufacturing processes, and providing written notification to the bank for any changes in the organizational structure or executive officers, among others. As of December 31, 2009, the Company determined that it was in compliance with these covenants.

On January 14, 2009, the Company signed a one year short-term loan contract with Shaanxi Agricultural Yanta Credit Union for $220,050 (RMB 1.5 million) at an annual interest rate of 8.66% for operating purposes secured by the personal property of Weibing Lu, the Company’s Chief Executive Officer. This loan was paid off on January 15, 2010.

Interest expense incurred and associated with the short-term loans amounted to $71,467 for the year ended December 31, 2009, none of which has been capitalized as part of construction-in-progress in 2009. Interest expense incurred and associated with the short term loan amounted to $15,741 for the year ended December 31, 2008, which has been capitalized as part of construction-in-progress.

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

According to PRC government regulations, the funds granted may be treated as capital contributed by a company appointed by the PRC government or as a loan from such company, which the Company will be required to repay. As of December 31, 2009, the Company has not reached a final agreement with the PRC government regarding the treatment of these three subsidies as either a loan or capital contribution, and the Company does not expect that the final agreement will be completed within the next year. Therefore, these amounts are reflected as non-current liabilities in the accompanying consolidated financial statements.

Note 14 - CAPITAL TRANSACTIONS

On May 12, 2009, the Company effectuated a 1-for-10 reverse stock split of its issued and outstanding shares of common stock and a proportional reduction of its authorized shares of common stock. Number of common stock, warrants, options disclosed in the footnotes has been retroactively restated to reflect the 1-for-10 reverse stock split. On November 16, 2009, the Company effectuated a 2-for-1 forward split of its issued and outstanding common stock and a proportional increase of its authorized shares of common stock. Number of common stock, warrants, options disclosed in the footnotes has been retroactively restated to reflect the 2-for-1 forward stock split.

Preferred stock

On June 25, 2009, the Company’s board of directors concluded that 2,000,000 shares of series “A” preferred stock issued in 2001 were not valid because no certificate of designation was filed prior to their issuance as required under Nevada corporate law. On December 21, 2009, the Company instructed its transfer agent to remove these preferred shares officially from its shareholder records. As of December 31, 2009, no share of preferred stock is outstanding.

See report of independent registered public accounting firm.

Stock-based compensation

On February 12, 2008, the Company issued 18,000 shares of common stock as salary to a non-executive director. The trading value of the Company's common stock on February 12, 2008, was $5.55 per share and a corresponding amount of $99,900 was charged to general and administrative expenses. The Company also had a $302,372 and $95,204 balance under shares to be issued as of December 31, 2009 and 2008, which represented 47,334 and 22,000 common shares to be issued to the non-executive director for his service provided for the period from May 2008 to December 2009, and for the period from May 2008 to December 2008, respectively. The amounts were included in general and administrative expenses based on the weighted-average trading price of the Company’s common stock for the said periods.

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

On May 5, 2008, the Company agreed to issue 10,434 shares of common stock to its chief financial officer (“CFO”) during the term of a one-year agreement, which would vest in four equal installments of 2,608 shares each quarter.  The trading value of the common stock on May 5, 2008 was $5.85 per share for a total value of $61,042. These shares were fully vested.  On May 26, 2009, the Company renewed the one-year service agreement with the CFO and agreed to issue 14,440 shares of common stock, which would vest in four equal installments of 3,610 shares every quarter starting August 5, 2009. Compensation expense is recognized on a straight-line basis over the vesting period. Total compensation expense of $32,490 was charged to general and administrative expenses for the year ended December 31, 2009.

On May 26, 2009, the Company agreed to issue 5,556 shares of common stock to a director at the beginning of each term of his directorship. The trading value of the common stock on May 26, 2009 was $4.50 per share for the total value of $25,002, and the amount was charged to general and administrative expenses for the year ended December 31, 2009. As of December 31, 2009, the balance was under shares to be issued.

Warrants

On February 28, 2007, the Company issued 195,000 warrants to four investors with an exercisable price of $6.00 per share for a term of three years.  On the same date, the Company also issued warrants to the private placement agent, exercisable for 114,100 shares of the Company’s common stock at a price of $5.00 per share for a five-year term. As of December 31, 2009, 56,846 warrants have been exercised. The Company valued the conversion on exercise date and recorded $207,390 losses from changes in fair value of warrants. Following is a summary of the status of warrants outstanding at December 31, 2009:

Number of	Average Remaining	Average
Warrants	Contractual Life	Exercise Price
145,000	0.16 years	$6.00
107,254	2.17 years	$5.00
252,254		$5.57

See report of independent registered public accounting firm.

Following is an activity summary of the Company’s outstanding warrants:

Outstanding as of December 31, 2007	309,100
Granted	—
Forfeited	—
Exercised	—
Outstanding as of December 31, 2008	309,100
Granted	—
Forfeited	—
Exercised	56,846
Outstanding as of December 31, 2009	252,254

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

In connection with this offering, the Company agreed to grant 140,000 common stock purchase options to five individuals from the Underwriters. The options are exercisable from June 30, 2010 to June 30, 2014, and each option is exercisable for one share of the Company’s common stock, with exercise price at $8.11 per share. The Company used the Black-Scholes Model to value the options granted, which amounted to $1,065,842. The value of options granted to these individuals was included as part of the offering costs, and had no net effect on the Company’s equity.

The following are the assumptions used by the Company in the Black-Scholes Model:

Number of options	Stock price	Exercise price	Expected term	Dividend yield	Volatility	Risk-free interest rate
140,000	$8.97	$8.11	3.0 years	—	161%	1.67%

The following is a summary of the status of options outstanding at September 30, 2009:

Outstanding Options			Exercisable Options
Number	Average Remaining	Average	Number	Average Remaining	Average
of Options	Contractual Life	Exercise Price	of Options	Contractual Life	Exercise Price
140,000	4.75	$8.11	—	—	$—

Following is an activity summary of the Company’s outstanding options:

	Number of Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2008	—	—	—
Granted	140,000	$8.11	—
Forfeited	—	—	—
Exercised	—	—	—
Outstanding as of December 31, 2009	140,000	$8.11	$—

See report of independent registered public accounting firm.

Incremental costs incurred of this offering, including underwriting commission, legal fees, and printing costs were $1,730,477, and were directly deducted from the proceeds. The gross proceeds of this offering were $20,897,800. The Company received cash proceeds of $18,411,496 on July 6, 2009.

Equity Compensation Plan

On December 8, 2009, the Company’s board of directors approved a stock incentive plan for officers, directors, employees and consultants entitled the “Skystar Bio-Pharmaceutical Company 2010 Stock Incentive Plan” (hereinafter the “2010 Plan”). The maximum number of shares that may be issued under the 2010 Plan is 700,000 shares of the Company’s common stock. The 2010 Plan was approved by the Company’s stockholders on December 31, 2009, and awards may be granted under this Plan until December 7, 2019. As of December 31, 2009, there are 700,000 shares of the Company’s common stock remaining available for future issuance under the 2010 Plan.

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

The difference between the value of the conversion option at the previous prices and their value at the modified prices are deemed costs for the Company and are charged to operations. The inducement cost for the two Debentures converted was $257,775 for year ended December 31, 2008. The inducement cost for the converted Debentures was based on the market value of the additional 49,100 shares obtained by these two investors at $5.25 per share on April 21, 2008.

245,500 shares of common stock were issued upon conversion of the two Debentures with a carrying value of $982,003 (including $490,713 of default premium) at a reduced conversion price of $4.00.

In accordance with the accounting standard of application of certain convertible instruments, all unamortized discount amounting to $291,548 at the time of the conversion was recognized as interest expense year ended December 31, 2008. The unamortized deferred financing costs of $79,998 on conversion of the Debentures were also recorded as interest expense for the year ended December 31, 2008.

Note 16 - STATUTORY RESERVES

Statutory reserves represent restricted retained earnings. Based on the legal formation of the entities, all PRC entities are required to set aside 10% of its net income as reported in its statutory accounts on an annual basis to the statutory surplus reserve fund. Once the total statutory surplus reserve reaches 50% of the registered capital of the respective subsidiaries, further appropriations are discretionary. The statutory surplus reserve can be used to increase the registered capital and eliminate future losses of the respective companies under PRC GAAP. The Company’s statutory surplus reserve is not distributable to shareholders except in the event of liquidation. As of December 31, 2009, Xian Tianxing has met the statutory surplus reserve requirement, and approximately $7,534,275 still needs to be transferred to the statutory surplus reserve from Shanghai Siqiang and Sida.

See report of independent registered public accounting firm.

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

Note 17 – TAXES

Skystar and Skystar California are subject to the United States federal income tax provision. Whereas its subsidiary, Skystar Cayman, is a tax-exempt company incorporated in the Cayman Islands and conducts all of its business through its subsidiaries, Fortunate Time, Sida, and Sida’s PRC VIEs, Xian Tianxing and Shanghai Siqiang.

Sida, Xian Tianxing, and Shanghai Siqiang are subject to PRC’s Enterprise Income Tax. Pursuant to the PRC Income Tax Laws, Enterprise Income Tax is generally imposed at a statutory rate of 25% beginning on January 1, 2008. Xian Tianxing has been approved as a new technology enterprise, and under PRC Income Tax Laws is entitled to a preferential tax rate of 15%.

For the years ended December 31, 2009 and 2008, the provisions for income tax were as follows:

	2009	2008
Current PRC income tax expense Enterprise income tax	$2,029,374	$1,529,688

The following table reconciles the U.S. statutory rates to the Company's effective tax rate as of December 31:

	2009	2008
U.S. Statutory rate	34.0%	34.0%
Foreign income not recognized in the U.S.	(34.0)	(34.0)
China income tax rate	25.0	25.0
China income tax exemption	(10.0)	(10.0)
Other item (1)	3.7	6.5
Total provision for income taxes	18.7%	21.5%

(1)
The other item is operating expenses incurred by Skystar that are not deductible in the PRC which resulted in an increase in effective tax rate of 3.7% and 6.5% for the years ended December 31, 2009 and 2008, respectively.

Taxes payable consisted of the following:
	December 31, 2009	December 31, 2008
Income taxes payable	$104,261	$200,937
Value added tax (1)	561,646	-
Other taxes	56,199	11,724
Total	$722,106	$212,661

(1)
In 2009, the increase in value added tax (“VAT”) is mainly due to increase in sales.  In 2008, the Company made more payments than its VAT on sales resulting in prepaid expenses that can be used to offset future VAT on sales.

See report of independent registered public accounting firm.

The estimated tax savings due to the reduced tax rate for the years ended December 31, 2009 and 2008 amounted to $202,934 and $1,019,600, respectively. If the statutory income tax had been applied, the Company would have decreased basic earnings per share and diluted per shares from $1.65 to $1.61 and from $1.62 to $1.58 for the years ended December 31, 2009.  For the year ended December 31, 2008, the basic and diluted earnings per share would have decreased from $1.53 to $1.47 if the statutory income tax had been applied.

Skystar is incorporated in the U.S. and has incurred a net operating loss for income tax purposes for 2009. As of December 31, 2009, the estimated net operating loss carryforwards for U.S. income tax purposes amounted to $4,569,638 which may be available to reduce future years’ taxable income. These carryforwards will expire, if not utilized, beginning in 2026 and continue through 2029. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s limited operating history and continuing losses for U.S. income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at December 31, 2009 and 2008. The valuation allowance at December 31, 2009 and 2008 was $1,553,677 and $967,424, respectively. The Company’s management reviews this valuation allowance periodically and makes adjustments as necessary.

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $25,508,239 as of December 31, 2009, which are included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

Note 18 - EARNINGS PER SHARE

The following is the calculation of earnings per share:

	For the years ended December 31,
	2009	2008
Net income	$8,851,932	$5,596,183

Weighted average shares used in basic computation	5,374,452	3,645,746
Diluted effect of stock warrants	85,076	3,650
Weighted average shares used in diluted computation	5,459,528	3,649,396

Earnings per share:

Basic	$1.65	$1.53
Diluted	$1.62	$1.53

See report of independent registered public accounting firm.

At December 31, 2009 and 2008, the Company had 252,254 and 309,100 warrants outstanding, respectively. For the year ended December 31, 2009, the average stock price was greater than the exercise prices of warrants which resulted in additional weighted-average common stock equivalents of 85,076. For the year ended December 31, 2008, the average stock price was greater than the exercise price of 114,100 warrants outstanding at such time which resulted in additional weighted average common stock equivalents of 3,650 shares. As such, 195,000 outstanding warrants were excluded from the diluted earnings per share calculation as they were anti-dilutive.

For the year ended December 31, 2009, 140,000 outstanding options were excluded from the diluted earnings per share calculation as they are anti-dilutive.

Note 19 - RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

Amounts receivable from and payable to related parties are summarized as follows:

	December 31, 2009	December 31, 2008
Short-term loans from shareholders
Mr. Weibing Lu – officer and shareholder (1) (2)	$36,675	$220,050
Mr. Wei Wen – officer and shareholder (2)	36,675	44,010
Ms. Aixia Wang – shareholder (2)	36,675	44,010
Total	$110,025	$308,070

Shares to be issued to related party
Scott Cramer – non-executive director (3)	$302,372	$95,204
Mark D. Chen – non-executive director(3)	25,002	—
Total	$327,374	$95,204

Amounts due (from) to related parties
Bennet P. Tchaikovsky – CFO (4)	$-	$13,168
Scott Cramer – non-executive director and shareholder (4)	143,556	224,684
Shaanxi Xingji Electronics Co. - owned by a director's wife (4)	-	4,373
Officer and shareholder (4)	41,468	-
Total	$185,024	$242,225

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

(2) On May 29, 2008, Weibing Lu, Wei Wen and Aixia Wang obtained personal loans from Yanta Credit Union and advanced cash to Xian Tianxing in the total amount of $132,030 to facilitate operations. These loans, which were due on May 29, 2009 with 8.436% interest per annum and guaranteed by Xian Tianxing, were paid in full on May 29, 2009. On June 2, 2009, Mr. Lu, Mr. Wen and Ms. Wang again obtained loans from the same bank and advanced cash to Xian Tianxing in the total amount of $110,025. These loans are due on June 1, 2010, with 10.11% interest per annum and are also guaranteed by Xian Tianxing. For the year ended December 31, 2009 and 2008, Xian Tianxing paid interest of $ 0 and $3,695, respectively, for these loans.

(3) As of December 31, 2009 and December 31, 2008, the Company had $302,372 (representing 47,334 common shares) and $95,204 balances (representing 22,000 common shares), respectively, under agreement to issue shares to Scott Cramer as compensation for being a representative of the Company in the United States for the periods from May 2008 to December 31, 2009, and December 31, 2008, respectively. In addition, as of December 31, 2009, the Company had $25,002 balance (representing 5,556 common shares) under agreement to issue shares to Mark D. Chen as compensation at the beginning of each term of his directorship.

See report of independent registered public accounting firm.

(4) Shaanxi Xinji Electronics Co., Ltd. is owned by the wife of Weibing Lu. The amounts due to Shaanxi Xinji Electronics as of December 31, 2009 and December 31, 2008 were short-term cash transfers for business operations, non-interest bearing, unsecured, and payable upon demand. As of December 31, 2009, the Company also had $41,468 payable to officers and shareholders for advance for short-term financing purposes. As of December 31, 2009 and December 31, 2008, the Company also had amounts due to Scott Cramer for bonus and Scott Cramer and Bennet P. Tchaikovsky the expenses paid by them on behalf of the Company.

Note 20 - COMMITMENTS AND CONTINGENCIES

(a) Lease commitments

The Company recognizes lease expense on a straight-line basis over the term of the lease in accordance to the FASB’s accounting standard of accounting for leases. The Company entered into a tenancy agreement for the lease of factory premises for a period of ten years from October 1, 2004 to December 31, 2014, with annual rent of $13,563 (or RMB 94,600), which is subject to a 10% increase every four subsequent years.

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

The Company entered into a tenancy agreement for the lease of an office space in California for a period of three years from July 1, 2009 to July 1, 2012 with monthly rent of $1,100.

The minimum future lease payments for the next five years and thereafter are as follows:

Period	Amount
Year ending December 31, 2010	$61,195
Year ending December 31, 2011	61,195
Year ending December 31, 2012	35,949
Year ending December 31, 2013	34,981
Year ending December 31, 2014	34,981
Year ending December 31, 2015 and thereafter	56,298
Total	$284,599

Rental expense for the years ended December 31, 2009 and 2008 amounted to $63,660 and $63,303, respectively.

(b) Legal proceedings

From time to time, the Company is involved in legal matters arising in the ordinary course of business. Management currently is not aware of any legal matters or pending litigation, which would have a significant effect on the Company’s consolidated financial statements as of December 31, 2009.

In May 2007, Andrew Chien filed suit against the Company, Scott Cramer, Steve Lowe, David Wassung and Weibing Lu in United States District Court for the District of Connecticut, alleging causes of action for violation of Sections 10(b) and 20(a) of the Exchange Act. On July 17, 2008, in a decision that is now published, the Court granted defendants' motion to dismiss and subsequently dismissed the lawsuit, entering judgment on behalf of the defendants. Mr. Chien filed a notice of appeal of the Court's dismissal of his lawsuit, opposed by the defendants, which remains pending. Additionally, on February 5, 2009, the Court issued a ruling on defendants' motion for sanctions, finding the action filed by Mr. Chien to have been entirely frivolous, and to have constituted a "substantial" violation of Federal Rule of Civil Procedure Rule 11, and imposed significant monetary sanctions on both Mr. Chien and his former attorney. As part of the basis for imposing sanctions on Mr. Chien personally, the Court specifically found that Mr. Chien had knowledge of facts directly contradicting the allegations of his complaint, as evident in internet postings he made on online message boards. Mr. Chien subsequently filed motions seeking to "re-open" this case, and to recuse the judge, but both motions were denied. A Notice of Appeal concerning the ruling awarding sanctions against him was also filed by Mr. Chien.  All appeals, including the one referenced below concerning Mr. Chien's second lawsuit, were subsequently consolidated and remain pending, although briefing has been completed.

See report of independent registered public accounting firm.

Subsequently, Mr. Chien, proceeding pro se, filed another lawsuit against the Company, Scott Cramer, Steve Lowe, David Wassung and Weibing Lu in Connecticut Superior Court, alleging causes of action similar to those alleged in his federal complaint described above as well as state law causes of action. The case was removed to the U.S. District Court, District of Connecticut, and assigned to the same Judge who dismissed Mr. Chien’s related federal action. On June 8, 2009, the Court granted defendants’ motion to dismiss this action in its entirety, and denied Mr. Chien’s motion to further amend his complaint. Mr. Chien filed a Notice of Appeal concerning the ruling dismissing this lawsuit, which has been consolidated with Mr. Chien’s appeal of his other lawsuit.

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

(d) R&D Project

During the first quarter of 2008, Xian Tianxing contracted with Northwestern Agricultural Technology University to jointly work on an R&D project concerning the application of nano-technology in the prevention of major milk cow disease. The total projected budget for this project is approximately $574,000 (RMB 4 million) which is to be paid according to the completed stages of the project. The Company expects this project to be completed in 2010. As of December 31, 2009, the Company incurred approximately $102,627 (RMB 700,000) of expenses relating to this project. The project reached trial stage in June 2009 and the Company expects to obtain veterinary permit for the new product from government on 2010.

During 2008, Xian Tianxing contracted with Shanxi Shenzhou Bio-pharmaceuticals Technology Company to jointly work on a R&D project with a contracted amount of approximately $308,000.  As of December 31, 2009, the Company incurred approximately $102,627 (RMB 700,000) expenses relating to this project. This project was completed by December 31, 2009.

During the year ended December 31, 2009, Xian Tianxing contracted with the Fourth Military Medical University to jointly work on a R&D project with a contracted amount of approximated $880,200(RMB 6,000,000). As of December 31, 2009, the Company incurred approximately $704,314 (RMB 4,804,000) expenses relating to this project.

Note 21 - SUBSEQUENT EVENTS

On January 19, 2010, a holder of 45,000 warrants issued in February 2007 and priced at $6.00 per share which were set to expire in February 2010, exercised their cashless option which resulted in the issuance of 21,148 shares.

On January 19, 2010, a holder of 57,050 warrants issued in February 2007 and priced at $5.00 per share which were to expire in February 2012, exercised their cashless option which resulted in the issuance of 31,851 shares.

On January 20, 2010, a holder of 100,000 warrants issued in February 2007 and priced at $6.00 per share which were set to expire in February 2010, exercised their cashless option which resulted in the issuance of 47,670 shares.

See report of independent registered public accounting firm.