Form 10-Q
period 2010-03-31
SKYSTAR BIO-PHARMACEUTICAL CO
filed 2010-05-17
CIK 1076939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSIONp
WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010

or

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
☐	For the transition period from ______ to ______.

Commission File Number 001-34394

SKYSTAR BIO-PHARMACEUTICAL COMPANY
(Exact name of small business issuer as specified in its charter)

Nevada	33-0901534
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 12, 2010, the Registrant had 7,106,705 shares of Common Stock outstanding.

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

PART I.  FINANCIAL INFORMATION

Item1.      Financial Statements

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	Unaudited

ASSETS

CURRENT ASSETS:
Cash	$5,911,415	$11,699,398
Accounts receivable, net of allowance for doubtful accounts of $327,857 and $327,857 as of March 31, 2010 and December 31, 2009, respectively	3,447,078	4,383,187
Inventories	4,996,515	4,074,645
Deposits and prepaid expenses	12,173,047	11,900,314
Other receivables	572,641	490,712
Total current assets	27,100,696	32,548,256

PLANT AND EQUIPMENT, NET	10,415,008	8,829,058

CONSTRUCTION-IN-PROGRESS	9,741,767	9,389,120

OTHER ASSETS:
Long-term prepayments	13,276,071	7,980,307
Intangible assets, net	1,768,771	1,860,172
Total other assets	15,044,842	9,840,479
Total assets	$62,302,313	$60,606,913

LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
Accounts payable	$421,031	$297,567
Other payable and accrued expenses	694,400	917,284
Short-term loans	-	220,050
Short-term loans from shareholders	110,025	110,025
Deposits from customers	1,850,051	1,275,958
Taxes payable	825,082	722,106
Shares to be issued to related parties	329,397	327,374
Due to related parties	106,743	185,024
Total current liabilities	4,336,729	4,055,388

OTHER LIABILITIES:
Deferred government grant	1,100,250	1,100,250
Warrant liability	510,571	1,538,686
Total other liabilities	1,610,821	2,638,936
Total liabilities	5,947,550	6,694,324

COMMITMENTS AND CONTINGENCIES

SHAREHOLDER'S EQUITY:
Preferred stock, $0.001 par value, Nil Series "A" shares authorized as of March 31, 2010 and December 31, 2009, 48,000,000 Series "B" shares authorized, Nil Series "B" shares issued and outstanding as of March 31, 2010 and December 31, 2009	-
Common stock, $0.001 par value, 40,000,000 shares authorized, 7,097,708 and 6,989,640 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	7,097	6,989
Paid-in capital	35,966,731	34,580,096
Statutory reserves	3,879,077	3,879,077
Retained earnings	13,671,153	12,574,906
Accumulated other comprehensive income	2,830,705	2,871,521
Total shareholders' equity	56,354,763	53,912,589
Total liabilities and shareholders' equity	$62,302,313	$60,606,913

The accompanying notes are an integral part of the consolidated financial statements.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
(Unaudited)

	For Three Months Ended March 31,
	2010	2009

REVENUE, NET	$4,869,243	$3,823,566

COST OF REVENUE	2,291,219	1,946,358

GROSS PROFIT	2,578,024	1,877,208

OPERATING EXPENSES:
Research and development	43,995	117,352
Selling expenses	171,134	207,395
General and administrative	619,550	314,695
Total operating expenses	834,679	639,442

INCOME FROM OPERATIONS	1,743,345	1,237,766

OTHER INCOME (EXPENSE):
Other income (expense), net	417	(232)
Interest income (expense), net	(4,816)	302
Change in fair value of warrant liability	(317,380)	38,328
Total other expense, net	(321,779)	38,398

INCOME BEFORE PROVISION FOR INCOME TAXES	1,421,566	1,276,164

PROVISION FOR INCOME TAXES	325,319	211,520

NET INCOME	1,096,247	1,064,644

OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustment	(40,816)	(38,448)

COMPREHENSIVE INCOME	$1,055,431	$1,026,196

EARNINGS PER SHARE:
Basic	$0.16	$0.29
Diluted	$0.15	$0.29

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic	7,061,530	3,734,602
Diluted	7,140,140	3,734,602

The accompanying notes are an integral part of the consolidated financial statements.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

								Accumulated
						Retained earnings		other
	Preferred stock		Common stock		Paid-in	Statutory		comprehensive
	Shares	Amount	Shares	Amount	capital	reserves	Unrestricted	income	Total
BALANCE, January 1, 2009, as adjusted	2,000,000	$2,000	3,733,038	$3,733	$15,237,267	$2,952,710	$4,649,341	$2,857,607	$25,702,658

Shares issued for services			2,608	3	15,049				15,052
Foreign currency translation								(38,448)	(38,448)
Net income							1,064,644		1,064,644
Appropriation to statutory reserves						106,464	(106,464)		-

BALANCE, March 31, 2009 (unaudited)	2,000,000	2,000	3,735,646	3,736	15,252,316	3,059,174	5,607,521	2,819,159	26,743,906

Shares issued for services			9,830	9	47,953				47,962
Cancellation of preferred stock	(2,000,000)	(2,000)			2,000				-
Fractional shares due to the ten-for-one reverse split			1,772	2	(2)				-
Shares issued for cash			3,220,000	3,220	19,070,461				19,073,681
Cashless exercise of warrants			22,392	22	207,368				207,390
Foreign currency translation								52,362	52,362
Net income							7,787,288		7,787,288
Appropriation to statutory reserves						819,903	(819,903)		-

BALANCE, December 31, 2009	-	-	6,989,640	6,989	34,580,096	3,879,077	12,574,906	2,871,521	53,912,589

Shares issued for services			9,166	9	41,238				41,247
Cashless exercise of warrants			98,902	99	1,345,397				1,345,496
Foreign currency translation								(40,816)	(40,816)
Net income							1,096,247		1,096,247
Appropriation to statutory reserves						-	-		-

BALANCE, March 31, 2009 (unaudited)	-	$-	7,097,708	$7,097	$35,966,731	$3,879,077	$13,671,153	$2,830,705	$56,354,763

The accompanying notes are an integral part of the consolidated financial statements.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	Three months ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,096,247	$1,064,644
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	123,484	112,930
Amortization	91,370	38,519
Common stock issued for services	16,245	15,052
Common stock to be issued to related parties for compensation	27,025	-
Bad debt expense	-	21,743
Change in fair value of warrant liability	317,380	(38,328)
Change in operating assets and liabilities
Accounts receivable	935,790	(994,017)
Inventories	(921,558)	(2,888,742)
Deposits and prepaid expenses	(272,640)	2,551,310
Other receivables	(81,901)	(9,823)
Accounts payable	123,423	(166,085)
Accrued expenses	(223,979)	(382,703)
Deposits from customers	573,897	(131,448)
Taxes payable	102,941	900,427
Other payables	1,233	39,916
Net cash provided by operating activities	1,908,957	133,395

CASH FLOWS FROM INVESTING ACTIVITIES:

Payments of long-term prepayments	-	(32,233)
Prepayment for potential acquisition	(5,499,375)	-
Loans to third parties	-	(366,275)
Purchases of plant and equipment	(1,451,016)	(73,255)
Payments on construction-in-progress	(404,990)	(242,507)
Net cash used in investing activities	(7,355,381)	(714,270)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease (increase) in restricted cash		(200)
Proceeds from short-term loans	-	219,765
Repayment for short-term loans	(219,975)	-
Repayment to shareholders and directors	-	(175,812)
Proceeds from shareholders and directors	-	83,124
Due (from) to related parties	(78,269)	-
Net cash provided by (used in) financing activities	(298,244)	126,877

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(43,315)	81,264

INCREASE (DECREASE) IN CASH	(5,787,983)	(372,734)

CASH, beginning	11,699,398	576,409

CASH, ending	$5,911,415	$203,675

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$5,210	$19,079
Cash paid for income taxes	$-	$-
Non-cash investing and financing activities
Long-term prepayment transferred to construction-in-progress	$-	$309,869
Long-term prepayment transferred to property, plant and equipment	439,777	-
Construction-in-progress transferred to property, plant and equipment	52,463	-
Cashless exercise of warrants	$1,345,496	-

The accompanying notes are an integral part of the consolidated financial statements.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
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

Sida was established by Fortunate Time on July 10, 2007, with registered capital of $5,000,000. Fortunate Time invested $2,000,000 into Sida on July 20, 2007, which amount is payable to Skystar Cayman. On July 9, 2009, Fortunate Time invested the remaining $3,000,000 into Sida. Xi’an High Technology District approved Sida’s application to increase its registered capital to $15,000,000 on July 13, 2009. On July 15, 2009, Sida received the $10,000,000 additional registered capital from Fortunate Time. Funds from Fortunate Time for $13,000,000 was from the cash proceeds of the equity offering which is further discussed in Note 13.

On September 18, 2009, Skystar Bio-Pharmaceutical Inc. (“Skystar California”) was incorporated in California and became a wholly-owned subsidiary of Skystar.

Hereinafter, Skystar, Skystar California, Skystar Cayman, Fortunate Time, Sida, Xian Tianxing and Shanghai Siqiang are sometimes collectively referred to as the “Company.”

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include the financial statements of the Company, its wholly-owned subsidiaries, and its VIEs. All significant inter-company transactions and balances between the Company, its subsidiaries and VIEs have been eliminated in consolidation.

Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results for the three months ended March 31, 2010, are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

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

The quotation of the exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the People's Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People's Bank of China. The rates of exchange quoted by the People’s Bank of China on March 31, 2010 and December 31, 2009 were US $1.00 to RMB 6.82. The average translation rates of US $1.00 to RMB 6.82 and RMB 6.83 was applied to the income statement accounts for the three months ended March 31, 2010 and 2009, respectively.

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

Fair values of financial instruments

The accounting standards regarding fair value of financial instruments and related fair value measurements defines financial instruments and requires fair value disclosures of those financial instruments.  This accounting standard defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures.  Current assets and current liabilities qualify as financial instruments and management believes their carrying amounts are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their current interest rates are equivalent to interest rates currently available.  The three levels of valuation hierarchy are defined as follows:

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

As a result of the foregoing adoption, 309,100 common stock purchase warrants previously treated as equity instruments pursuant to the derivative liability treatment exemption are no longer afforded equity treatment because the strike price of the warrants is denominated in U.S. dollars, a currency other than the Company’s functional currency, the Chinese RMB. As a result, the warrants are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these warrants are recognized currently in earnings until such time as the warrants are exercised or expired.

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in February 2007. On January 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, $230,877 to beginning retained earnings and $877,631 to warrant liability to recognize the fair value of such warrants. The Company recognized a loss of $317,380 and a gain of $38,328 from the change in fair value of the warrant liability for the three months ended March 31, 2010 and 2009.

These warrants do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using the Black-Scholes Option Pricing Model (“Black-Scholes Model”) using the following assumptions:

	Warrants – (1)		Warrants – (2)
	March 31,	December31,	March 31,	December31,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Stock price	$10.10	$10.10	$11.61	$10.10
Exercise price	$6.00	$6.00	$5.00	$5.00
Annual dividend yield	—	—	—	—
Expected term (years)	—	.17	1.92	2.17
Risk-free interest rate	—	0.04%	1.02%	1.14%
Expected volatility	—	34%	186%	178%

(1)	As of December 31, 2009, 145,000 warrants with an exercise price of $6.00 were outstanding. As of March 31, 2010, all of these warrants were exercised on a “cashless” basis.

(2)	As of December, 31, 2009, 107,254 warrants with an exercise price of $5.00 were outstanding. As of March 31, 2010, 50,204 of these warrants were outstanding.

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

The fair value of the 50,204 warrants outstanding as of March 31, 2010 was determined using the Black-Scholes Model, defined in the FASB’s accounting standard of fair value measurement as level 2 inputs, and recorded the change in earnings. As a result, the warrant liability is carried on the consolidated balance sheets at fair value.

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2010:

	Carrying Value at March 31, 2010	Fair Value Measurement at March 31, 2010
		Level 1	Level 2	Level 3
Warrant liability (unaudited)	$510,571	$—	$510,571	$—

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a non-recurring basis.  Generally, assets are recorded at fair value on a non-recurring basis as a result of impairment charges.  For the three months ended March 31, 2010, there were no impairment charges.

Revenue recognition

Revenue of the Company is primarily from the sales of veterinary healthcare and medical care products in China. Sales are recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured. Sales are presented net of value added tax (“VAT”). No estimated allowance for sales returns is reflected on these consolidated financial statements as sales returns are de minimis based on historical experience.

There are two types of sales upon which revenue is recognized:

a.	Credit sales: revenue is recognized when the products have been delivered to the customers.

b.	Full payment before delivering: revenue is recognized when the products have been delivered to customers.

Shipping and handling costs related to goods sold are included in selling expenses, which totaled $71,771 and $91,007 for the three months ended March 31, 2010 and 2009, respectively.

The Company’s revenues and cost of revenues by product line were as follows:

	Three Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Revenues
Micro-organism	$1,206,578	$893,293
Veterinary Medications	3,196,259	2,602,496
Feed Additives	236,040	182,311
Vaccines	230,366	145,466
Total Revenues	$4,869,243	$3,823,566

Cost of Revenues
Micro-organism	$343,018	$260,537
Veterinary Medications	1,822,258	1,592,809
Feed Additives	100,046	77,439
Vaccines	25,897	15,573
Total Cost of Revenues	2,291,219	1,946,538
Gross Profit	$2,578,024	$1,877,208

Cash

Cash includes cash on hand, demand deposits with banks and liquid investments with an original maturity of three months or less.

Restricted cash

Restricted cash is comprised of amounts received from the PRC government as subsidies and set aside for specific uses (see Note 12). Restricted cash is maintained as bank deposits and reflected as current assets based on the expected period when such funds will be put into their specific uses.

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

Management assesses the carrying value of plant and equipment annually, more often when factors indicating impairment are present, and reduces the carrying value of such assets by the amount of the impairment. The Company determines the existence of such impairment by measuring the expected future cash flows (undiscounted and without interest charges) and comparing such amount to the net asset carrying value. An impairment loss, if it exists, is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Based on its review, management believes that, as of March 31, 2010 and December 31, 2009, there was no impairment for its plant and equipment.

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

Impairment of Intangible Assets — The Company evaluates the carrying value of intangible assets annually, or more often when factors indicating impairment are present. The Company determines the existence of such impairment by measuring the estimated future cash flows (undiscounted) and comparing such amount to the net asset carrying value. If the undiscounted cash flow estimated to be generated by any such intangible asset is less than its carrying amount, a loss is recognized based on the amount by which the carrying amount exceeds the intangible asset’s fair market value. Loss on intangible assets to be disposed of is determined in a similar manner, except that fair market values are reduced by the cost of disposal. Based on its review, the Company believes that, as of March 31, 2010, there was no impairment of its intangible assets.

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

Advertising costs

Advertising costs are charged to operations currently. Advertising costs for the three months ended March 31, 2010 and 2009 were $1,651 and $38,936 respectively.

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

All share and per share amounts used in the Company's consolidated financial statements and notes thereto have been retroactively restated to reflect the 1-for-10 reverse stock split effectuated on May 12, 2009 and the 2-for-1 forward stock split effectuated on November 16, 2009.

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

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” or ASU 2010-09. ASU 2010-09 primarily rescinds the requirement that, for listed companies, financial statements clearly disclose the date through which subsequent events have been evaluated. Subsequent events must still be evaluated through the date of financial statement issuance; however, the disclosure requirement has been removed to avoid conflicts with other SEC guidelines. ASU 2010-09 was effective immediately upon issuance and was adopted in February 2010.

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

Financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed federally insured limits for the banks located in the United States. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. As of March 31, 2010 and December 31, 2009, the Company had deposits in excess of federally insured limits (including restricted cash) of $2,436,664 and $11,504,970 respectively. The Company has not experienced any losses in such accounts.

For the three months ended March 31, 2010 and 2009, all of the Company’s sales occurred in the PRC. No major customers accounted for more than 10% of the Company’s total revenues. In addition, all accounts receivable at March 31, 2010 and December 31, 2009 also arose in the PRC.

The Company’s two largest vendors accounted for approximately 32% and 26% of the Company’s total purchases, respectively, for the three months ended March 31, 2010 and 2009.

The Company had one product that accounted for 17% of the Company’s total revenues for the three months ended March 31, 2010, while no products accounted for more than 10% of the Company’s total revenues for the three months ended March 31, 2009.

Note 4 - ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	March 31, 2010	December 31, 2009
	(Unaudited)
Account receivable	$3,774,935	$4,711,044
Allowance for bad debts	(327,857)	(327,857)
Account receivable, net	$3,447,078	$4,383,187

The following table presents the movement of allowance for doubtful accounts:

Allowance for bad debt, January 1, 2009	$327,857
Addition	—
Recovery	—
Translation adjustment	—
Allowance for bad debt, December 31, 2009	327,857
Addition	—
Recovery	—
Translation adjustment	—
Allowance for bad debt, March 31, 2010 (unaudited)	$327,857

Note 5 – INVENTORIES

Inventories consist of the following:
	March 31, 2010	December 31, 2009
	(Unaudited)
Raw materials	$3,527,883	$2,997,481
Packing materials	335,904	159,620
Work-in-process	4,676	886
Finished goods	1,307,941	1,096,547
Other	19,571	19,571
Total	5,195,975	4,274,105
Less: Allowance for slow moving raw materials	(199,460)	(199,460)
Total	$4,996,515	$4,074,645

The Company periodically reviews its reserves for slow-moving and obsolete inventories. As of March 31, 2010 and December 31, 2009, the Company recorded a slow-moving allowance for raw materials of $199,460.

Note 6 - DEPOSITS AND PREPAID EXPENSES

Deposits and prepaid expenses are comprised of the following:

	March 31, 2010	December 31, 2009
	(Unaudited)
Prepayment for raw materials purchasing	$11,402,626	$10,990,913
Prepayment for packaging materials purchasing	511,073	489,392
Other	259,348	420,009
Total	$12,173,047	$11,900,314

Note 7 - PLANT AND EQUIPMENT, NET

Plant and equipment consist of the following:

	March 31, 2010	December 31, 2009
	(Unaudited)
Building and improvements	$8,469,768	$6,798,616
Machinery and equipment	3,070,294	3,035,814
Office equipment and furniture	195,269	191,424
Vehicles	485,156	485,156
Total	12,220,487	10,511,010
Less: accumulated depreciation	(1,805,479)	(1,681,952)
Plant and equipment, net	$10,415,008	$8,829,058

As of December 31, 2009, the Company made deposits of $439,927 on a new office building.  In January 2010, the purchase was completed; the total purchase cost of $1,600,346 was transferred to fixed asset as of March 31, 2010.

Depreciation expense was $123,484 and $112,930 for the three months ended March 31, 2010 and 2009, respectively.

Note 8 - CONSTRUCTION-IN-PROGRESS

Construction-in-progress (“CIP”) is related to a plant being built in accordance with the PRC’s Good Manufacturing Practices (“GMP”) Standard. Construction on this plant commenced in 2005. The veterinary medicine facility and the building that houses quality control, research and development and administration were completed during 2007, and the remaining plant facilities are expected to be completed by June 30, 2010, at an estimated cost of $11,846,479. During the three months ended March 31, 2010, some general facility improvements were completed and placed in service resulting in a transfer from CIP to property, plant and equipment of $72,249. No depreciation is provided for construction-in-progress until such time the assets are completed and placed into service.

The construction projects the Company is in the progress of completing are:

	Total in CIP	Estimate cost to	Estimated	Estimated
Project	as of 3/31/2010	Complete	Total Cost	Completion Date
Vaccine facility	8,247,153	2,099,326	10,346,479	June 2010(1)
Micro-organism facility	1,343,825	156,175	1,500,000	June 2010(2)
Other	150,789
TOTAL CIP Balance	9,741,767	2,104,712	11,846,479

(1)	Note that this date does not include the time to certify the facility.
(2)
The construction of the micro-organism facility was completed in December 2009.  Since then the facility has been going thru testing and quality assurance, with expected production to commence in June 2010.

As of March 31, 2010 and December 31, 2009, the Company had construction in progress amounting to $9,741,767 and $9,389,120, respectively. No interest expense had been capitalized for construction in progress for the three months ended March 31, 2010 and 2009, respectively.

 Note 9 - LONG-TERM PREPAYMENTS

Long-term prepayments consist of the following:

	March 31, 2010	December 31, 2009
	(Unaudited)
Construction deposit	$733,500	$733,500
Deposit for building and equipment purchase	234,441	439,927
Deposit for potential acquisitions	12,308,130	6,806,880
Total	$13,276,071	$7,980,307

As of March 31, 2010 and December 31, 2009, the Company has determined that these prepayments are noncurrent because: (1) these amounts relate to noncurrent assets, and (2) the Company’s ability to complete any potential acquisitions is contingent upon the Company successfully negotiating with target companies, the ultimate date of which cannot be readily determined.  Deposits are refundable if negotiation is not successful.

As of December 31, 2009, deposits for office building purchase of $439,927 (RMB 2,998,820) represented deposits made for new office building.  The purchase was completed and the deposit was transferred to fixed asset as of March 31, 2010.  The Company is in the process of applying for property certificate and expects to get the certificate by September 2010.

As of March 31, 2010, deposits for building and equipment purchase of $234,441 represented deposits made for equipments.

As of March 31, 2010 and December 31, 2009, deposits for potential acquisitions of $12,308,130 and $6,806,880 represented deposits made to potential acquisition targets. The potential acquisitions are contingent upon the Company successfully negotiating with target companies, the ultimate date of which cannot be readily determined.  Deposits are refundable if negotiation is not successful.

Note 10 – INTANGIBLE ASSETS

Intangible assets consisted of the following:
	March 31, 2010	December 31, 2009
	(Unaudited)
Land use rights	$378,853	$378,853
Technological know-how	2,053,800	2,053,800
Total	2,432,653	2,432,653
Less: accumulated amortization	(663,882)	(572,481)
Intangible assets, net	$1,768,771	$1,860,172

In 2009, the Company paid $1,172,880 (RMB 8,000,000) for fish disease vaccine technology transfer for an eleven-year term from September 2009 through September 2020.

For the three months ended March 31, 2010 and 2009, the amortization expense for intangibles amounted to $91,370 and $38,519, respectively.

Amortization expense for the future five years and thereafter is as follows:

Years ending December 31,	Amount
(Unauidted)
2010	$291,747
2011	388,996
2012	364,546
2013	242,296
2014	242,296
Thereafter	658,681
Total	$2,188,562

Note 11 – SHORT-TERM LOANS

On January 14, 2009, the Company signed a one year short-term loan contract with Shaanxi Agricultural Yanta Credit Union for $220,050 (RMB 1.5 million) at an annual interest rate of 8.66% for operating purposes secured by the personal property of Weibing Lu, the Company’s Chief Executive Officer. This amount was paid off on January 15, 2010.

Interest expense incurred and associated with the short-term loans amounted to $5,210 for the three months ended March 31, 2010, none of which has been capitalized as part of construction-in-progress in 2010. Interest expense incurred and associated with the short term loan amounted to $4,035 for the three months ended March 31, 2009, which has been capitalized as part of construction-in-progress.

Note 12 - DEFERRED GOVERNMENT GRANT

Deferred government grant represents subsidies for GMP projects granted by the PRC government.  To date, the Company received government subsidies totaling $1,100,250.

According to PRC government regulations, the funds granted may be treated as capital contributed by a company appointed by the PRC government or as a loan from such company, which the Company will be required to repay. As of March 31, 2010, the Company has not reached a final agreement with the PRC government regarding the treatment of these three subsidies as either a loan or capital contribution, and the Company does not expect that the final agreement will be completed within the current year. Therefore, these amounts are reflected as non-current liabilities in the accompanying consolidated financial statements.

Note 13 - CAPITAL TRANSACTIONS

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

Preferred stock

On June 25, 2009, the Company’s board of directors concluded that 2,000,000 shares of series “A” preferred stock issued in 2001 were not valid because no certificate of designation was filed prior to their issuance as required under Nevada corporate law. On December 21, 2009, the Company instructed its transfer agent to remove these preferred shares officially from its shareholder records. As of March 31, 2010 and December 31, 2009, no share of series “A”  preferred stock is authorized or outstanding, respectively.

Stock-based compensation

The trading value of the Company's common stock on February 12, 2008, was $5.55 per share and a corresponding amount of $99,900 was charged to general and administrative expenses. On March 30, 2010, the Company agreed to issue 2,500 shares of common stock to a non-executive director in exchange for services unrelated to directorship. The trading value of the Company’s common stock on March 30, 2010 was $10.61 per share and a corresponding amount of $27,000 was charged to general and administrative expenses. The Company also had a $329,397 and $302,372 balance under shares to be issued as of March 31, 2010 and December 31, 2009, which represented 49,834 and 47,334 common shares to be issued to the non-executive director for his service provided for the period from May 2008 to March 2010, and for the period from May 2008 to December 2009, respectively. The amounts were included in general and administrative expenses based on the weighted-average trading price of the Company’s common stock for the said period.  As of March 31, 2010, these shares have not been issued.

On May 5, 2008, the Company agreed to issue 10,434 shares of common stock to its former chief financial officer (“CFO”) during the term of a one-year agreement, which would vest in four equal installments of 2,608 shares each quarter.  The trading value of the common stock on May 5, 2008 was $5.85 per share for a total value of $61,042. These shares were fully vested.  On May 26, 2009, the Company renewed the one-year service agreement with the CFO and agreed to issue 14,440 shares of common stock, which would vest in four equal installments of 3,610 shares every quarter starting August 5, 2009. Compensation expense is recognized on a straight-line basis over the vesting period.  Total compensation expense of $16,245 and $15,052 were charged to general and administrative expenses for the three months ended March 31, 2010 and 2009. In February 2010, 10,830 shares were issued. Effective April 16, 2010, the CFO resigned from his position and the last installment of 3,610 shares was prorated to 2,880 shares, which shares have not been issued.

On May 26, 2009, the Company agreed to issue 5,556 shares of common stock to a director at the beginning of each term of his directorship. The trading value of the common stock on May 26, 2009 was $4.50 per share for the total value of $25,002, and the amount was charged to general and administrative expenses for the year ended December 31, 2009. As of December 31, 2009, the balance included shares to be issued. As of March 31, 2010, 5,556 shares were issued and there was no balance under shares to be issued.

Warrants

On February 28, 2007, the Company issued 195,000 warrants to four investors with an exercisable price of $6.00 per share for a term of three years.  On the same date, the Company also issued warrants to the private placement agent, exercisable for 114,100 shares of the Company’s common stock at a price of $5.00 per share for a five-year term. For the three months ended March 31, 2010, 202,050 warrants were exercised. The Company valued the conversion on exercise date and recorded $317,380 losses from changes in fair value of warrants. Following is a summary of the status of warrants outstanding at March 31, 2010:

	Average Remaining
Number of Warrants	Contractual Life	Average Exercise Price
50,204	1.92 years	$5.00

Following is an activity summary of the Company’s outstanding warrants:

Outstanding as of December 31, 2008	309,100
Granted	—
Forfeited	—
Exercised	—
Outstanding as of March 31, 2009 (unaudited)	309,100
Granted	—
Forfeited	—
Exercised	56,846
Outstanding as of December 31, 2009	252,254
Granted	—
Forfeited	—
Exercised	202,050
Outstanding as of March 31, 2010 (unaudited)	50,204

Equity offering

On June 30, 2009, the Company and Rodman & Renshaw, LLC, as representative of underwriters (the "Underwriters") entered into an Underwriting Agreement. Pursuant to the Underwriting Agreement, the Company agreed to issue and sell an aggregate of 3,220,000 shares (including 420,000 over-allotment shares) of its common stock, at a price of $6.49 per share, in a public offering. The closing date of this offering was on the third business day following the effective date of the registration statement registering the shares offered, or July 3, 2009.

In connection with this offering, the Company agreed to grant 140,000 common stock purchase options to five designees of  the Underwriters. The options are exercisable from June 30, 2010 to June 30, 2014, and each option is exercisable for one share of the Company’s common stock, with exercise price at $8.11 per share. The Company used the Black-Scholes Model to value the options granted, which amounted to $1,065,842. The value of options granted to these individuals was included as part of the offering costs, and had no net effect on the Company’s equity.

The following are the assumptions used by the Company in the Black-Scholes Model:

Number of options	Stock price	Exercise price	Expected term	Dividend yield	Volatility	Risk-free interest rate
140,000	$8.97	$8.11	3.0 years	—	161%	1.67%

The following is a summary of the status of options outstanding:

Outstanding Options			Exercisable Options
	Average Remaining			Average Remaining
Number of Options	Contractual Life	Average Exercise Price	Number of Options	Contractual Life	Average Exercise Price
140,000	4.75	$8.11	—	—	$—

Following is an activity summary of the Company’s outstanding options:

	Number of Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2008	—	—	—
Granted	140,000	$8.11	—
Forfeited	—	—	—
Exercised	—	—	—
Outstanding as of December 31, 2009	140,000	$8.11	$—
Forfeited	—	—	—
Exercised	—	—	—
Outstanding as of March 31, 2010 (unaudited)	140,000	$8.11	$—

Incremental costs incurred of this offering, including underwriting commission, legal fees, and printing costs were $1,730,477, and were directly deducted from the proceeds. The gross proceeds of this offering were $20,897,800. The Company received cash proceeds of $18,411,496 on July 6, 2009.

Equity Compensation Plan

On December 8, 2009, the Company’s board of directors approved a stock incentive plan for officers, directors, employees and consultants entitled the “Skystar Bio-Pharmaceutical Company 2010 Stock Incentive Plan” (the “2010 Plan”). The maximum number of shares that may be issued under the 2010 Plan is 700,000 shares of the Company’s common stock. The 2010 Plan was approved by the Company’s stockholders on December 31, 2009, and awards may be granted thereunder until December 7, 2019. As of March 31, 2010, there are 700,000 shares of the Company’s common stock remaining available for future issuance under the 2010 Plan.

Note 14 - STATUTORY RESERVES

Statutory reserves represent restricted retained earnings. Based on the legal formation of the entities, all PRC entities are required to set aside 10% of its net income as reported in its statutory accounts on an annual basis to the statutory surplus reserve fund. Once the total statutory surplus reserve reaches 50% of the entity’s registered capital, further appropriations are discretionary. The statutory surplus reserve can be used to increase the entity’s registered capital (upon approval by relevant government authorities) and eliminate its future losses under PRC GAAP (upon a resolution by the board of directors). The statutory surplus reserve is not distributable to shareholders except in the event of liquidation. As of March 31, 2010, Xian Tianxing has met the statutory surplus reserve requirement, and approximately $7,534,275 still needs to be transferred to the respective statutory surplus reserve of Shanghai Siqiang and Sida.

Appropriations to the above statutory reserves are accounted for as a transfer from unrestricted earnings to statutory reserves. There are no legal requirements in the PRC to fund these statutory reserves by the transfer of cash to any restricted accounts, and as such, the Company has not transferred any cash to these accounts. These reserves are not distributable as cash dividends.

Note 15 – TAXES

Skystar and Skystar California are subject to the United States federal income tax provision. Skystar Cayman is a tax-exempt company incorporated in the Cayman Islands and conducts all of its business through its subsidiaries, Fortunate Time and Sida, and Sida’s PRC VIEs, Xian Tianxing and Shanghai Siqiang.

Sida, Xian Tianxing, and Shanghai Siqiang are subject to PRC’s Enterprise Income Tax. Pursuant to the PRC Income Tax Laws, Enterprise Income Tax is generally imposed at a statutory rate of 25% beginning on January 1, 2008. Xian Tianxing has been approved as a new technology enterprise, and under PRC Income Tax Laws is entitled to a preferential tax rate of 15%.

For the years ended March 31, 2010 and 2009, the provisions for income tax were as follows:

	2010	2009
Current PRC income tax expense
Enterprise income tax	$325,319	$211,520

The following table reconciles the U.S. statutory rates to the Company's effective tax rate as of December 31:

	2010	2009
U.S. Statutory rate	34.0%	34.0%
Foreign income not recognized in the U.S.	(34.0)	(34.0)
China income tax rate	25.0	25.0
China income tax exemption	(10.0)	(10.0)
Other item (1)	7.9	1.6
Total provision for income taxes	22.9%	16.6%

(1)
The other item is operating expenses incurred by Skystar that are not deductible in the PRC which resulted in an increase in effective tax rate of 7.9% and 1.6% for the three months ended March 31, 2010 and 2009, respectively.

Taxes payable consisted of the following:
	March 31, 2010	December 31, 2009

Income taxes payable	$429,691	$104,261
Value added tax	359,730	561,646
Other taxes	35,661	56,199
Total	$825,082	$722,106

The estimated tax savings due to the reduced tax rate for the three months ended March 31, 2010 and 2009 amounted to $216,880 and $144,244, respectively. If the statutory income tax had been applied, the Company would have decreased basic earnings per share and diluted per shares from $0.16 to $0.12 and from $0.15 to $0.12 for the three months ended March 31, 2010, respectively. For the three months ended March 31 2009, the basic and diluted earnings per share would have decreased from $0.29 to $0.24 if the statutory income tax had been applied.

Skystar is incorporated in the U.S. and has incurred a net operating loss for income tax purposes for the three months ended March 31, 2010. As of March 31, 2010, the estimated net operating loss carryforwards for U.S. income tax purposes amounted to $4,943,295 which may be available to reduce future years’ taxable income. These carryforwards will expire, if not utilized, beginning in 2026 and continue through 2010. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s limited operating history and continuing losses for U.S. income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at March 31, 2010 and December 31, 2009. The valuation allowance at March 31, 2010 and December 31, 2009 was $1,680,720 and $1,553,677, respectively. The Company’s management reviews this valuation allowance periodically and makes adjustments as necessary.

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $27,303,297 as of March 31, 2010, which are included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

Note 16 - EARNINGS PER SHARE

The following is the calculation of earnings per share:

	For the three months ended March 31,
	2010 (Unaudited)	2009 (Unaudited)
Net income	$1,096,247	$1,064,644

Weighted average shares used in basic computation	7,061,530	3,734,602
Diluted effect of stock warrants	78,610	-
Weighted average shares used in diluted computation	7,140,140	3,734,602

Earnings per share:

Basic	$0.16	$0.29
Diluted	$0.15	$0.29

For the three months ended March 31, 2010, the average stock price was greater than the exercise prices of warrants which resulted in additional weighted-average common stock equivalents of 51,699. For the three months ended March 31, 2009, the outstanding warrants were excluded from the diluted earnings per share calculation as they are anti-dilutive as the average stock price was less than the exercise prices of the warrants.

For the three months ended March 31, 2010, the average stock price was greater than the exercise prices of 140,000 outstanding options which resulted in additional weighted-average common stock equivalents of 26,911.

Note 17 - RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

Amounts receivable from and payable to related parties are summarized as follows:

	March 31, 2010	December 31, 2009
	(Unaudited)
Short-term loans from shareholders
Mr. Weibing Lu – officer and shareholder (1)	$36,675	$36,675
Mr. Wei Wen – officer and shareholder (1)	36,675	36,675
Ms. Aixia Wang – shareholder (1)	36,675	36,675
Total	$110,025	$110,025

Shares to be issued to related party
Scott Cramer – non-executive director (2)	$329,397	$302,372
Mark D Chen – non-executive director(2)	-	25,002
Total	$329,397	$327,374

Amounts due (from) to related parties
Scott Cramer – non-executive director and shareholder (3)	101,056	143,556
Shaanxi Xingji Electronics Co. - owned by a director's wife (3)	5,687	-
Officer and shareholder (3)	-	41,468
Total	$106,743	$185,024

 (1) On May 29, 2008, Weibing Lu, Wei Wen and Aixia Wang obtained personal loans from Yanta Credit Union and advanced cash to Xian Tianxing in the total amount of $132,030 to facilitate operations. These loans, which were due on May 29, 2009 with 8.436% interest per annum and guaranteed by Xian Tianxing, were paid in full on May 29, 2009. On June 2, 2009, Mr. Lu, Mr. Wen and Ms. Wang again obtained loans from the same bank and advanced cash to Xian Tianxing in the total amount of $110,025. These loans are due on June 1, 2010, with 10.11% interest per annum and are also guaranteed by Xian Tianxing. For the three months ended March 31, 2010 and 2009, Xian Tianxing paid interest of $3,845 and $2,882, respectively, for these loans.

(2) As of March 31, 2010 and December 31, 2009, the Company had $329,397 (representing 49,834 common shares) and $302,372 (representing 47,334 common shares), respectively, under agreement to issue shares to Scott Cramer, as compensation for being a representative of the Company in the United States for the periods from May 2008 to March 31, 2010, and December 31, 2009, respectively. In addition, as of March 31, 2010 and December 31, 2009, the Company had $0 and $25,002 balance (representing 5,556 common shares) under agreement to issue shares to Mark D Chen as compensation at the beginning of each term of his directorship.

(3) Shaanxi Xinji Electronics Co., Ltd. is owned by the wife of Weibing Lu. The amounts due to Shaanxi Xinji Electronics as of March 31, 2010 and December 31, 2009 were short-term cash transfers for business operations, non-interest bearing, unsecured, and payable upon demand. As of March 31, 2010 and December 31, 2009, the Company also had amounts due to Scott Cramer for bonus and the expenses paid by him on behalf of the Company.  The Company has paid Bennet Tchaikovsky all of the outstanding compensation and expenses as of March 31, 2010.

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

The minimum future lease payments for the next five years and thereafter are as follows:

Period	Amount
(Unaudited)
Nine months ending December 31, 2010	$65,728
Year ending December 31, 2011	72,496
Year ending December 31, 2012	41,603
Year ending December 31, 2013	35,003
Year ending December 31, 2014	35,003
Year ending December 31, 2015 and thereafter	63,374
Total	$313,207

Rental expense for the three months ended March 31, 2010 and 2009 amounted to $6,768 and $14,804, respectively.

(b) Legal proceedings

From time to time, the Company is involved in legal matters arising in the ordinary course of business. Management currently is not aware of any legal matters or pending litigation which would have a significant effect on the Company’s consolidated financial statements as of March 31, 2010.

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

(d) R&D Project

During the first quarter of 2008, Xian Tianxing contracted with Northwestern Agricultural Technology University to jointly work on an R&D project concerning the application of nano-technology in the prevention of major milk cow disease. The total projected budget for this project is approximately $574,000 (RMB 4 million) which is to be paid according to the completed stages of the project. The Company expects this project to be completed in 2010. As of March 31, 2010 and 2009, the Company incurred approximately $0 and $117,352 (RMB 800,986) of expenses relating to this project. The project reached trial stage in June 2009 and the Company expects to obtain veterinary permit for the new product from government on 2010.

During 2008, Xian Tianxing contracted with Shanxi Shenzhou Bio-pharmaceuticals Technology Company to jointly work on a R&D project with a contracted amount of approximately $308,000.  As of December 31, 2009, the Company incurred approximately $102,627 (RMB 700,000) expenses relating to this project. This project was completed by December 31, 2009.

During the year ended December 31, 2009, Xian Tianxing contracted with the Fourth Military Medical University to jointly work on a R&D project with a contracted amount of approximated $880,200(RMB 6,000,000).  As of March 31, 2010 and 2009, the Company incurred approximately $43,995 (RMB 300,000) and $0 expenses relating to this project.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2010 should be read in conjunction with our consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this item. In addition to historical information, the following discussion contains certain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “may”, “will”, “could”, “expect”, “anticipate”, “intend”, “believe”, “estimate”, “plan”, “predict”, and similar terms or terminology, or the negative of such terms or other comparable terminology. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this Quarterly Report on Form 10-Q. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

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

Such contractual arrangements are necessary to comply with Chinese laws limiting foreign ownership of certain companies. Through these contractual arrangements, we have the ability to substantially influence Xian Tianxing’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval. As a result of these contractual arrangements, which enable us to control Xian Tianxing, we are considered the primary beneficiary of Xian Tianxing. Please see Note 1 to our consolidated financial statements for the three months ended March 31, 2010, for the impact of the contractual arrangements on our consolidated financial statements.

Currently, we have four major product lines:

·	Our bio-pharmaceutical veterinary vaccine line currently includes over 10 products;

·	Our veterinary medicine line for poultry and livestock currently includes over 159 products;

·	Our feed additives line currently includes over 10 products; and

·	Our micro-organism products line currently includes over 16 products.

All of our revenue is derived from the sale of veterinary healthcare and medical care products in China, which are distributed through a distribution channel covering 29 provinces. As of March 31, 2010, we had over 1,539 distributors and 529 direct customers.

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

Our accounts receivable aging was as follows for the periods below:

From Date of Invoice to Customer:	March 31, 2010	December 31, 2009
0-30 days	$2,345,780	$4,401,071
31 – 60 days	280,791	177,416
61 – 90 days	347,676	21,868
91 – 120 days	190,318	23,865
121days and above	610,370	86,824
Allowance for bad debts	(327,857)	(327,857)
Total	$3,447,078	$4,383,187

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

Warrants: We have adopted the accounting standards of accounting for stock purchase warrants and other related derivative accounting standards for valuation and accounting treatment of our outstanding warrants.

Recent Issued Accounting Pronouncements

In October 2009, the FASB issued an ASU regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing. This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an of f set to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-pe r -share calculation. This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” or ASU 2010-09. ASU 2010-09 primarily rescinds the requirement that, for listed companies, financial statements clearly disclose the date through which subsequent events have been evaluated. Subsequent events must still be evaluated through the date of financial statement issuance; however, the disclosure requirement has been removed to avoid conflicts with other SEC guidelines. ASU 2010-09 was effective immediately upon issuance and was adopted in February 2010.

Results of Operations – Three Months Period ended March 31, 2010 and 2009

The following table summarizes our results of operations for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010		2009
	Amount	Percentage of total revenue	Amount	Percentage of total revenue
Revenues	$4,869,243	100%	$3,823,566	100%
Gross Profit	$2,578,024	53%	$1,877,208	49%
Operating Expense	$834,679	17%	$639,442	17%
Income from Operations	$1,743,345	36%	$1,237,766	32%
Other (Expenses)/ gains	$(321,779)	6%	$38,398	1%
Income Tax Expenses	$325,319	7%	$211,520	5%
Net Income	$1,096,247	23%	$1,064,644	28%

Revenues.  All of our revenues are derived from the sale of veterinary healthcare and medical care products in the PRC. For the three months ended March 31, 2010, we had revenues of $4,869,243 as compared to $3,823,566 for the three months ended March 31, 2009, an increase of approximately 27%. Our revenues consist of four product lines: veterinary medications, micro-organism, feed additives, and vaccines. Our revenues tend to be seasonal whereby the third quarter, fourth quarter, second quarter and first quarter have historically trended to represent our largest to smallest revenue quarters, respectively.

Revenues — Veterinary Medications.   Revenues from sales of our veterinary medications product line increased from $2,602,496 for the three months ended March 31, 2009 to $3,196,259 for the three months ended March 31, 2010, for an increase of $593,763 or 23%. The increase in veterinary medication sales was primarily due to our increased utilization of our veterinary medicine facility and increased sales efforts. Of total revenues from veterinary medications during the three months March 31, 2010, approximately $830,600, or 17% of total revenues, resulted from the sale of Praziquantel tablets which treats schistosomiasis.

Revenues — Micro-Organism.  Revenues from sales of our micro-organism product line increased from $893,293 for the three months ended March 31, 2009 to $1,206,578 for the three months ended March 31, 2010 for an increase of $313,285 or 35%. The increase was a result of increased sales efforts of our probiotics micro-organism products during the three months ended March 31, 2010.

Revenues — Feed Additives.  Revenues from sales of our feed additives product line increased from $182,311 for the three months ended March 31, 2009 to $236,040 for the three months ended March 31, 2010 for an increase of $53,729 or 29%. The increase was the result of increased sales efforts of our feed additives products during the three months ended March 31, 2010.

Revenues — Vaccines.  Revenues from sales of our vaccines product line increased from $145,466 for the three months ended March 31, 2009 to $230,366 for the three months ended March 31, 2010 for an increase of $84,900 or 58%. This increase was a result of increased demand for our vaccine products during the three months ended March 31, 2010. We are presently operating at full production capacity for our vaccine product line and therefore cannot significantly increase sales until we expand our production capabilities, which we presently have underway and anticipate completion in the first half of 2010 and commencement of production in the second half of 2010.

Cost of Sales

Cost of revenue.  For the three months ended March 31, 2010, our cost of revenues, which consists of raw materials, direct labor, and manufacturing overhead, was $2,291,219 as compared to $1,946,358 for the three months ended March 31, 2009, an increase of approximately 18%. Our cost of sales consists of four product lines: veterinary medications, micro-organism, feed additives, and vaccines. The increase was primarily due to increased product sales.

Cost of Sales — Veterinary Medications.  Cost of sales of our veterinary medications product line increased from $1,592,809 for the three months ended March 31, 2009 to $1,822,258 for the three months ended March 31, 2010, for an increase of $229,449 or approximately 14%. This increase was mainly due to the corresponding increase in veterinary medication sales.

Cost of Sales — Micro-Organism.  Cost of sales of our micro-organism product line increased from $260,537 for the three months ended March 31, 2009 to $343,018 for the three months ended March 31, 2010 for an increase of $82,481 or approximately 32%. This increase was mainly due to the corresponding increase in micro-organism sales.

Cost of Sales — Feed Additives.  Cost of sales of our feed additives product line increased from $77,439 for the three months ended March 31, 2009 to $100,046 for the three months ended March 31, 2010 for an increase of $22,607 or 29%. This increase was mainly due to a corresponding increase in feed additives products sales.

Cost of Sales — Vaccines.  Cost of sales of our vaccines product line increased from $15,573 for the three months ended March 31, 2009 to $25,897 for the three months ended March 31, 2010, for an increase of $10,324 or 66%. This increase was the result of an increase of vaccine product sales during the three months ended March 31, 2010. We are presently operating at full production capacity for our vaccine product line and therefore cannot significantly increase sales until we expand our production capabilities which we presently have underway and anticipate completion in the second half of the year.

Operating Expenses

	The Three Months Ended March,
	2010		2009
	Amount	Percentage of total revenue	Amount	Percentage of total revenue
Gross Profit	$2,578,024	53%	$1,877,208	49%
Operating Expenses	$834,679	17%	$639,442	17%
Selling Expenses	$171,134	3%	$207,395	6%
General and Administrative Expenses	$619,550	13%	$314,695	8%
Research and Development Costs	$43,995	1%	$117,352	3%
Income from Operations	$1,743,345	36%	$1,237,766	32%

Selling Expenses.  Selling expenses, which consist of commissions, advertising and promotion expenses, freight charges, and salaries, totaled $171,134 for the three months ended March 31, 2010 as compared to $207,395 for the three months ended March 31, 2009, a decrease of approximately $36,261 or 17%. This decrease is the result of reduced travel expenses from hiring local sales people, and reduced trade show expenses for the first three months of 2010 compared to the same period in 2009.

General and Administrative Expenses.  General and administrative expenses totaled $619,550 for the three months ended March 31, 2010, as compared to $314,695 for the three months ended March 31, 2009, an increase of approximately 97%. General and administrative expenses for our Chinese operating entity have held steady relative to revenue.  This increase was mainly incurred in the United States, including stock compensation expenses for officers and directors, and fees related to auditing, legal, investor relations, and other professional services.

Research and Development Costs.  Research and development costs, which consist of salaries, professional fees, and technical support fees, totaled $43,995 for the three months ended March 31, 2010, as compared to $117,352 for the three months ended March 31, 2009, a decrease of approximately 63%.  Most of the current research projects are in the later phases of development focusing on applications and documentation without the significant outlays related to the earlier phases of the projects when large scale testing was required.

Liquidity

For the three months ended March 31, 2010, cash provided by operating activities was $1,908,957 compared to cash provided by operating activities of $133,395 for the same period in 2009.  This increase is primarily attributable to improved accounts receivable collections and increased deposits received from customers, after adjusting for the non-cash charge of warrant revaluation, and offset by increase in inventory that reduced some of the positive cash flow. As of March 31, 2010, we had approximately 38 suppliers that we have made advances to in order to secure our raw materials and obtain favorable pricing.

We used $7,355,381 in investing activities for the three months ended March 31, 2010, as compared to $714,270 used in investing activities for the three months ended March 31, 2009. Net cash used in investing increased as a result of refundable deposits made in connection with potential acquisitions.

Cash used by financing activities was $298,244 for the three months ended March 31, 2010 as compared to $126,877 generated for the three months ended March 31, 2009. Cash used by financing activities for the three months ended March 31, 2010 was mainly for repayment of short-term loans. Cash provided by financing activities for the three months ended March 31, 2009 was mainly the result of proceeds from short-term loans.

As of March 31, 2010, we had cash of $5,911,415. Our total current assets were $27,100,696, and our total current liabilities were $4,336,729, which resulted in a net working capital of $22,763,967.

Capital Resources

During the three months ended March 31, 2010, we made additional deposits of $5,499,375 for potential acquisitions. The deposits are refundable in the event the acquisitions cannot be completed. We also repaid $219,975 in short-term loans. The Company has sufficient capital for its operations.  However, if we are to acquire another business or further expand our operations, we may need additional capital.

Plan of Operations

Over the next 12 months, we plan to continue to market and sell our current products and to develop new products.

In 2003, we received approval from the State Council of China to expand our production facilities and construct a new GMP standard plant. We have invested $10,501,000 (RMB 82,000,000) into this project, which is our Huxian plant, including approximately $9,700,000 for the facilities and $800,000 for working capital. The construction work commenced in 2005, and we completed the veterinary medicine facility and the building that houses quality control, research and development and administration during 2007, both of which are fully operational. Construction of the micro-organism facility was completed in December 2009. The remaining facilities of the Huxian plant are expected to be completed in the second quarter of 2010, rather than the fourth quarter of 2009 as previously anticipated. After the completion of the construction phase, it typically takes 3 months for the Chinese Agriculture Ministry to issue the GMP certification.  We anticipate that the new factory will generate sufficient cash flows; thus, management has concluded that there is no impairment loss on the construction in progress.

We believe that Xian Tianxing will be developing new products including animal immunization products, non-pathogenic micro-organisms for the cure and prevention of livestock disease, complex enzyme preparations as animal feed additives, and several new veterinary medicine products within the next 12 months.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
R&D Project Obligation	$908,396	$908,396	$-	$-	$-
Operating Lease Obligations	313,207	65,728	149,102	56,128	42,249
Total	$1,221,603	$974,124	$149,102	$56,128	$42,249

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

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the consolidated financial statements or otherwise stated in this MD&A were as follows:

	March 31, 2010	December 31, 2009	March 31, 2009

Assets and liabilities	USD0.14665:RMB1	USD0.14670:RMB1	USD0.14650:RMB1

Statements of operations and cash flows for the period/year ended	USD0.14670:RMB1	USD0.14661:RMB1	USD0.14651:RMB1

No representation is made that RMB amounts have been, or would be, converted into US$ at the above rates.

Inflation

We believe that inflation has not had a material effect on our operations to date.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective.

In September of 2009, we engaged Union Strength Business Consulting Co. (“Union Strength”) to analyze the Company’s business processes and develop internal control procedures to improve the Company’s internal control.  Union Strength provided detailed recommendations and prescribed operational procedures to enhance the Company’s control procedures.  The Company has implemented some of the recommended control procedures especially surrounding the area of cash transactions.  As a result, there has been significant improvement in reducing cash transactions both in sales and purchases.  The Company is continuing its work with Union Strength to further improve internal controls in other areas of operations.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond our control. We have identified a number of these risk factors in our annual report on Form 10-K for the year ended December 31, 2009, which factors should be taken into consideration when reviewing the information contained in this report. There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our annual report on Form 10-K as of and for the year ended December 31, 2009.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 26, 2010, we issued 10,830 shares of our restricted common stock to Bennet P. Tchaikovsky as compensation, pursuant to the terms of his services agreement as our chief financial officer, which position he resigned from on April 16, 2010.

On February 26, 2010, we issued 5,556 shares of our restricted common stock to Mark D. Chen as compensation, pursuant to the terms of his directorship agreement.  On March 15, 2010, 2,778 shares of our restricted common stock were issued to Mr. Chen in error. These shares were subsequently cancelled after March 31, 2010.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.   RESERVED

ITEM 5.   OTHER INFORMATION

 None

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description
2.1	Share Purchase Agreement by and between The Cyber Group Network, Inc. and Howard L. Allen and Donald G. Jackson (shareholders of Hollywood Entertainment Network, Inc.) dated May 12, 2000 (1)

2.2	Plan of Merger Agreement between The Cyber Group Network Corporation and CGN Acquisitions Corporation dated December 7, 2000 (2)

2.3
Share Exchange Agreement between The Cyber Group Network Corporation, R. Scott Cramer, Steve Lowe, David Wassung and Skystar Bio-Pharmaceutical, and the Skystar Shareholders dated September 20, 2005 (3)

3.1	Articles of Incorporation (4)

3.2	Certificate of Amendment and Certificate of Change filed with the Nevada Secretary of State on February 13, 2006 (5)

3.3	Certificate of Amendment to Increase Number of Authorized Shares of Common Stock filed with the Nevada Secretary of State on July 11, 2008 (11)

3.4	Amended and Restated Bylaws (12)

3.5	Certificate of Change Pursuant to NRS 78.209 filed with the Nevada Secretary of State on May 7, 2009 and effective on May 12, 2009 (14)

3.6	Certificate of Change Pursuant to NRS 78.209 as filed with the Nevada Secretary of State on November 12, 2009 and effective on November 16, 2009 (18)

4.1	Certificate of Designation of Series B Convertible Preferred Stock (4)

4.2	Form of Class A Convertible Debenture (6)

4.3	Form of Class B Convertible Debenture (6)

4.4	Form of Class A Warrant (6)

4.5	Form of Class B Warrant (6)

4.6	Form of Common Stock Certificate (17)

4.7	Form of Common Stock Purchase Option granted to the representative of the underwriters (17)

10.1
Consulting Services Agreement between Skystar Bio-Pharmaceutical (Cayman) Holdings Co., Ltd. (“Skystar Cayman”) and Xian Tianxing Bio-Pharmaceutical Co., Ltd. (“Xian Tianxing”) dated October 28, 2005 (4)

10.2	Operating Agreement among Skystar Cayman, Xian Tianxing and the majority stockholders of Xian Tianxing (“Xian Tianxing Majority Stockholders”) dated October 28, 2005 (4)

10.3	Equity Pledge Agreement among Skystar Cayman, Xian Tianxing and the Xian Tianxing Majority Stockholders dated October 28, 2005 (4)

10.4	Proxy Agreement Skystar Cayman, Xian Tianxing and the Xian Tianxing Majority Stockholders dated October 28, 2005 (4)

10.5	Option Agreement Skystar Cayman, Xian Tianxing and the Xian Tianxing Majority Stockholders dated October 28, 2005 (4)

10.6	Amendment to Consulting Services Agreement among Skystar Cayman, Xian Tianxing and Sida Biotechnology (Xian) Co., Ltd. (“Sida”) dated March 10, 2008 (7)

10.7	Agreement to Transfer of Operating Agreement among Skystar Cayman, Xian Tianxing, Xian Tianxing’s Majority Stockholders, Weibing Lu and Sida dated March 10, 2008 (7)

10.8	Amendment to Equity Pledge Agreement among Skystar Cayman, Xian Tianxing, Xian Tianxing’s Majority Stockholders, and Sida dated March 10, 2008 (7)

10.9	Designation Agreement among Skystar Cayman, Xian Tianxing, Xian Tianxing’s Majority Stockholders, Weibing Lu and Sida dated March 10, 2008 (7)

10.10	Agreement to Transfer of Option Agreement among Skystar Cayman, Xian Tianxing, Xian Tianxing Majority Stockholders, Weibing Lu and Sida dated March 10, 2008 (7)

10.11	Employment Agreement with Weibing Lu dated May 5, 2008 (9)

10.12	Loanout Agreement with Worldwide Officers, Inc. with respect to the services of Bennet Tchaikovsky, our Chief Financial Officer, dated May 5, 2008 (9)

10.13	Form of Director Offer Letter with Mr. Qiang Fan and Mr. Winston Yen (11)

10.14	Form of Director Offer Letter with Chengtun Qu and Shouguo Zhao (12)

10.15	Form of Amendment to Loanout Agreement with Worldwide Officers, Inc. (15)

10.16	Form of Director Offer Letter with Mark D. Chen (15)

10.17	Agreement with R. Scott Cramer dated March 30, 2010 (20)

10.18	Employment Agreement with Michael Hongjie Lan dated April 16, 2010 (21)

10.19	Services Agreement with R. Scott Cramer dated April 16, 2010 (21)

10.20	Restricted Stock Award Agreement with R. Scott Cramer dated April 16, 2010 (21)

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer *

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer *

32.1	Section 906 Certification by the Corporation's Chief Executive Officer *

32.2	Section 906 Certification by the Corporation's Chief Financial Officer *

99.1	Lease Agreement between Xian Tianxing and Weibing Lu dated June 1, 2007 (9)

99.2	Lease Agreement between Shanghai Siqiang Biotechnological Co., Ltd. and Weibing Lu dated June 17, 2007 (10)

99.3	Summary of Research Arrangement between Shanghai Poultry Verminosis Institute and Xian Tianxing (10)

99.4	Cooperation Agreement between Shaanxi Microbial Institute and Xian Tianxing (10)

99.5	Technology Cooperation Agreement with Fourth Military Medical University (20)

* Filed herewith.

(1)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on June 1, 2000.

(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A filed on January 12, 2001.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 26, 2005.

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 14, 2005.

(5)	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB filed on April 17, 2006.

(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 5, 2007.

(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 11, 2008.

(8)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on April 2, 2008.

(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 5, 2008.

(10)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1/A filed on June 26, 2008.

(11)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on July 14, 2008.

(12)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on July 15, 2008.

(13)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on April 15, 2009.

(14)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 18, 2009.

(15)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 27, 2009.

(16)	Incorporated by reference from the Registrant’s Amendment to Registration Statement on Form S-1/A filed on June 2, 2009.

(17)	Incorporated by reference from the Registrant’s Amendment to Registration Statement on Form S-1/A filed on June 26, 2009.

(18)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 17, 2009.

(19)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 7, 2010.

(20)	Incorporate by reference from the Registrant’s Annual Report on Form 10-K filed on March 31, 2010.

(21)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 19, 2010.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 17, 2010	SKYSTAR BIO-PHARMACEUTICAL COMPANY

	By:	/s/ Weibing Lu
Weibing Lu Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Michael H. Lan
Michael H. Lan Chief Financial Officer (Principal Financial and Accounting Officer)