Form 10-Q
period 2010-06-30
SKYSTAR BIO-PHARMACEUTICAL CO
filed 2010-08-16
CIK 1076939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 11, 2010, the Registrant had 7,106,705 shares of Common Stock outstanding.

SKYSTAR BIO-PHARMACEUTICAL COMPANY

FORM 10-Q

INDEX

		Page Number

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS		3

PART I. FINANCIAL INFORMATION		4

Item 1.	Financial Statements	4

	Consolidated Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009	4

	Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the Three Months and Six Months Ended June 30, 2010 and 2009 (unaudited)	5

	Consolidated Statements of Shareholders’ Equity(unaudited)	6

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009(unaudited)	7

	Notes to the Consolidated Financial Statements as of June 30, 2010(unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4.	Controls and Procedures	40

PART II. OTHER INFORMATION		41

Item 1.	Legal Proceedings	41

Item 1A.	Risk Factors	42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3.	Defaults Upon Senior Securities	42

Item 4.	Reserved	42

Item 5.	Other Information	42

Item 6.	Exhibits	42

SIGNATURES		45

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

PART I.  FINANCIAL INFORMATION

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	Unaudited

ASSETS

CURRENT ASSETS:
Cash	$3,482,558	$11,699,398
Accounts receivable, net of allowance for doubtful accounts of $617,955 and $327,857 as of June 30, 2010 and December 31, 2009, respectively	7,711,719	4,383,187
Inventories, net of allowance of $263,539 and $199,460 as of June 30, 2010 and December 31, 2009, respectively	13,318,742	4,074,645
Deposits and prepaid expenses	4,348,910	11,900,314
Other receivables	549,043	490,712
Total current assets	29,410,972	32,548,256

PLANT AND EQUIPMENT, NET	11,786,671	8,829,058

CONSTRUCTION-IN-PROGRESS	8,777,066	9,389,120

OTHER ASSETS:
Long-term prepayments	1,341,031	1,173,427
Long-term prepayments for acquistions	12,376,146	6,806,880
Intangible assets, net	1,790,327	1,860,172
Total other assets	15,507,504	9,840,479
Total assets	$65,482,213	$60,606,913

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$553,404	$297,567
Other payables and accrued expenses	832,816	917,284
Short-term loans	-	220,050
Short-term loans from shareholders	-	110,025
Deposits from customers	1,632,581	1,275,958
Taxes payable	1,481,748	722,106
Shares to be issued to related parties	372,739	327,374
Due to related parties	137,503	185,024
Total current liabilities	5,010,791	4,055,388

OTHER LIABILITIES:
Deferred government grant	1,104,750	1,100,250
Derivative liability	966,082	1,538,686
Total other liabilities	2,070,832	2,638,936
Total liabilities	7,081,623	6,694,324

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, Nil Series "A" shares authorized as of June 30, 2010 and December 31, 2009 48,000,000 Series "B" shares authorized, Nil Series "B" shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	-	-
Common stock, $0.001 par value, 40,000,000 shares authorized, 7,106,705 and 6,989,640 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	7,106	6,989
Paid-in capital	35,353,156	34,580,096
Statutory reserves	3,879,077	3,879,077
Retained earnings	16,049,548	12,574,906
Accumulated other comprehensive income	3,111,703	2,871,521
Total shareholders' equity	58,400,590	53,912,589
Total liabilities and shareholders' equity	$65,482,213	$60,606,913

The accompanying notes are an integral part of these consolidated financial statements.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATION AND OTHER COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2010	2009	2010	2009

REVENUE, NET	$8,264,541	$6,243,438	$13,133,784	$10,067,004

COST OF REVENUE	3,905,063	2,958,837	6,196,282	4,905,195

GROSS PROFIT	4,359,478	3,284,601	6,937,502	5,161,809

OPERATING EXPENSES:
Research and development	192,088	366,695	236,083	484,047
Selling expenses	431,810	585,207	602,944	792,602
General and administrative	998,034	625,359	1,617,584	940,054
Total operating expenses	1,621,932	1,577,261	2,456,611	2,216,703

INCOME FROM OPERATIONS	2,737,546	1,707,340	4,480,891	2,945,106

OTHER INCOME (EXPENSE):
Other income (expense), net	36,257	(310)	36,674	(542)
Interest income (expense), net	(12,976)	(788)	(17,792)	(486)
Change in fair value of derivative liability	158,054	(1,480,484)	(159,326)	(1,442,156)
Total other income (expense), net	181,335	(1,481,582)	(140,444)	(1,443,184)

INCOME BEFORE PROVISION FOR INCOME TAXES	2,918,881	225,758	4,340,447	1,501,922

PROVISION FOR INCOME TAXES	540,486	342,555	865,805	554,075

NET INCOME (LOSS)	2,378,395	(116,797)	3,474,642	947,847

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	280,998	(16,233)	240,182	(54,681)

COMPREHENSIVE INCOME (LOSS)	$2,659,393	$(133,030)	$3,714,824	$893,166

EARNINGS PER SHARE:
Basic	$0.33	$(0.03)	$0.49	$0.25
Diluted	$0.33	$(0.03)	$0.49	$0.25

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic	7,104,606	3,739,024	7,083,149	3,737,708
Diluted	7,140,518	3,739,024	7,119,846	3,824,432

The accompanying notes are an integral part of these consolidated financial statements.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

									Accumulated
							Retained earnings		other
	Preferred stock		Common stock		Paid-in	Contribution	Statutory		comprehensive
	Shares	Amount	Shares	Amount	capital	Receivable	reserves	Unrestricted	income	Total
BALANCE, January 1, 2009, as adjusted	2,000,000	$2,000	3,733,038	$3,733	$15,237,267	-	$2,952,710	$4,649,341	$2,857,607	$25,702,658

Shares issued for services			5,218	5	30,516					30,521
Fractional shares due to the ten-for-one reverse split			1,772	2	(2)					-
Shares issued for cash			3,220,000	3,220	19,164,103	(19,167,323)				-
Foreign currency translation									(54,681)	(54,681)
Net income								947,847		947,847
Appropriation to statutory reserves							358,303	(358,303)		-

BALANCE, June 30, 2009 (unaudited)	2,000,000	2,000	6,960,028	6,960	34,431,884	(19,167,323)	3,311,013	5,238,885	2,802,926	26,626,345

Shares issued for services			7,220	7	32,486					32,493
Cancellation of preferred stock	(2,000,000)	(2,000)			2,000					-
Cash receipts of shares issued				-	(93,642)	19,167,323				19,073,681
Cashless exercise of warrants			22,392	22	207,368					207,390
Foreign currency translation									68,595	68,595
Net income								7,904,085		7,904,085
Appropriation to statutory reserves							568,064	(568,064)		-

BALANCE, December 31, 2009	-	-	6,989,640	6,989	34,580,096	-	3,879,077	12,574,906	2,871,521	53,912,589

Shares issued for services			9,166	9	41,238					41,247
Cashless exercise of warrants			107,899	108	1,511,496					1,511,604
Reclassification of purchase option to derivative liability					(779,674)					(779,674)
Foreign currency translation									240,182	240,182
Net income								3,474,642		3,474,642
Appropriation to statutory reserves										-

BALANCE, June 30, 2010 (unaudited)	-	$-	7,106,705	$7,106	$35,353,156	-	$3,879,077	$16,049,548	$3,111,703	$58,400,590

The accompanying notes are an integral part of these consolidated financial statements.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

	Six months ended June 30,
	2010		2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income		$3,474,642	$947,847
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation		299,848	225,953
Amortization		77,133	77,070
Bad debt expense		287,561	-
Allowance for slow moving inventories		63,001	-
Common stock issued for services		16,245	30,521
Common stock to be issued to related parties for compensation		70,367	78,024
Change in fair value of derivative liability		159,326	1,442,156
Change in operating assets and liabilities
Accounts receivable		(3,584,456)	(1,412,505)
Inventories		(9,252,221)	(5,164,998)
Deposits and prepaid expenses		7,729,174	2,158,970
Other receivables		(56,090)	(43,532)
Accounts payable		253,565	(197,071)
Other payables and accrued expenses		(88,372)	(189,065)
Deposits from customers		349,949	(164,796)
Taxes payable		753,555	2,386,654
Net cash provided by operating activities		553,227	175,228

CASH FLOWS FROM INVESTING ACTIVITIES:
Refunds of prepayments for potentital acquistions		-	2,711,545
Proceeds from short-term investments		-	43,971
Prepayment for acquisitions		(5,518,478)	-
Loans to third parties		-	(1,685,555)
Purchases of plant and equipment		(2,136,531)	-
Payments on construction-in-progress		(748,449)	(1,792,941)
Net cash used in investing activities		(8,403,458)	(722,980)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in restricted cash		-	80,662
Proceeds from short-term loans		-	205,198
Repayment of short-term loans		(220,035)	(307,798)
Repayment to shareholders and directors		(110,018)	-
Proceeds from shareholders and directors		-	-
Due (from) to related parties		(47,874)	420,038
Net cash (used in) provided byfinancing activities		(377,927)	398,100

EFFECT OF EXCHANGE RATE CHANGES ON CASH		11,318	(16,203)

DECREASE IN CASH		(8,216,840)	(165,855)

CASH, beginning of period		11,699,398	576,409

CASH, end of period		$3,482,558	$410,554

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest		$7,435	$40,448
Cash paid for income taxes		$578,055	$-
Non-cash investing and financing activities
Long-term prepayment transferred to construction-in-progress		$-	$1,025,257
Long-term prepayment transferred to plant and equipment		$439,897	$-
Construction-in-progress transferred to plant and equipment		$1,396,211	$-
Interest expense capitalized as construction-in-progress	$		$40,050
Cashless exercise of warrants		$1,511,604	$-
Issuance of common stock accrued in privous year		$25,002	$-

The accompanying notes are an integral part of these consolidated financial statements.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Note 1 – ORGANIZATION

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

All of the Company’s operations are carried out by Xian Tianxing Bio-Pharmaceutical Co., Limited (“Xian Tianxing”), a PRC joint stock company that the Company controls through contractual arrangements originally between Skystar Cayman and Xian Tianxing. On March 10, 2008, the Company entered into a series of agreements transferring all of the rights and obligations of Skystar Cayman under the contractual arrangements to Sida Biotechnology (Xian) Co., Ltd. (“Sida”), a PRC company which is wholly owned by Fortunate Time International Limited (“Fortunate Time”), a Hong Kong company and wholly owned subsidiary of Skystar Cayman. Xian Tianxing also has a wholly owned subsidiary, Shanghai Siqiang Biotechnological Co., Ltd. (“Shanghai Siqiang”), a PRC company.

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

Sida was established by Fortunate Time on July 10, 2007, with registered capital of $5,000,000. Fortunate Time invested $2,000,000 into Sida on July 20, 2007, which amount is payable to Skystar Cayman. On July 9, 2009, Fortunate Time invested the remaining $3,000,000 into Sida. Xi’an High Technology District approved Sida’s application to increase its registered capital to $15,000,000 on July 13, 2009. On July 15, 2009, Sida received $10,000,000 additional registered capital from Fortunate Time. Funds from Fortunate Time for $13,000,000 was from the cash proceeds of the equity offering which is further discussed in Note 13.

On September 18, 2009, Skystar Bio-Pharmaceutical Inc. (“Skystar California”) was incorporated in California and became a wholly-owned subsidiary of Skystar.

On May 7, 2010, Fortunate Time formed Skystar Biotechnology (Kunshan) Co., Limited (“Skystar Kunshan”) in Kunshan, Jiangsu province, China, with registered capital of $15,000,000, of which $2,000,000 was paid by Fortunate Time in cash on June 11, 2010, and the remaining $13,000,000 is required to be paid by May 7, 2012. Skystar Kunshan was formed in connection with a potential acquisition of assets (see Note 10).

Hereinafter, Skystar, Skystar California, Skystar Cayman, Fortunate Time, Sida, Xian Tianxing, Shanghai Siqiang, and Skystar Kunshan are sometimes collectively referred to as the “Company.”

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

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

Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results for the three and six months ended June 30, 2010, are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

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

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

The quotation of the exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the People's Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People's Bank of China. The rates of exchange quoted by the People’s Bank of China on June 30, 2010 and December 31, 2009 were RMB 6.79 and RMB 6.82 to US $1.00, respectively.  The average translation rates of RMB 6.82 and RMB 6.82 to US $1.00 was applied to the income statement accounts for the six months ended June 30, 2010 and 2009, respectively. For the three months ended June 30, 2010 and 2009, the average translation rates were RMB6.82 and RMB 6.83 to US $1.00, respectively.

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

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in February 2007. On January 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, $230,877 to beginning retained earnings and $877,631 to warrant liability to recognize the fair value of such warrants. On June 30, 2009, the Company and Rodman & Renshaw, LLC, as representative of underwriters (the "Underwriters") entered into an Underwriting Agreement in connection with a public offering of the Company’s common stock. In connection with this offering, the Company agreed to grant 140,000 common stock purchase options to five designees of the Underwriters. All those options were provided for services performed, and in accordance to the terms of the option agreement, the holders are entitled to exercise the options starting on June 30, 2010. Therefore, as of June 30, 2010, the purchase options were reclassified from equity to warrants liabilities, and the Company reclassified $779,674 from additional paid in capital to derivative liability.

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

These warrants and options do not trade in an active securities market, and as such, the Company estimates the fair value of these instruments using the Black-Scholes Option Pricing Model (“Black-Scholes Model”) using the following assumptions:

	Warrants (1)	Warrants (2)		Purchase
	December	June 30,	December	options(3)
	31, 2009	2010	31, 2009	June 30, 2010
		(Unaudited)		(Unaudited)
Stock price	$10.10	$6.66	$10.10	$6.66
Exercise price	$6.00	$5.00	$5.00	$8.11
Annual dividend yield	-	-	-	-
Expected term (years)	0.17	1.67	2.17	4.00
Risk-free interest rate	0.04%	0.51%	1.14%	1.40%
Expected volatility	34%	193%	178%	143%

(1)	As of December 31, 2009, 145,000 warrants with an exercise price of $6.00 were outstanding. As of June 30, 2010, all of these warrants were exercised on a “cashless” basis.

(2)	As of December, 31, 2009, 107,254 warrants with an exercise price of $5.00 were outstanding. As of June 30, 2010, 34,230 warrants were outstanding.

(3)	As of June 30, 2010, 140,000 options with an exercise of $8.11 were outstanding.

Expected volatility is based on historical volatility. Historical volatility was computed using daily pricing observations for recent periods that correspond to the term of the warrants and options. The Company believes this method produces an estimate that is representative of future volatility over the expected term of these warrants and options. The Company has no reason to believe future volatility over the expected remaining life of these warrants and options is likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants and options. The risk-free interest rate is based on U.S. Treasury securities according to the remaining term of the warrants and options.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)
The fair value of the 174,230 warrants and options outstanding as of June 30, 2010 was determined using the Black-Scholes Model, defined in the FASB’s accounting standard of fair value measurement as level 2 inputs, and recorded the change in earnings. As a result, the warrant liability is carried on the consolidated balance sheets at fair value.

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2010:

	Carrying Value at June 30, 2010	Fair Value Measurement at June 30, 2010
		Level 1	Level 2	Level 3
Derivative liability (unaudited)	$966,082	$—	$966,082	$—

The Company recognized a gain of $158,054 and a loss of 1,480,484 from the change in fair value of derivative liability for the three months ended June 30, 2010 and 2009, respectively, and a loss of $159,326 and $1,442,156 for the six months ended June 30, 2010 and 2009, respectively.

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a non-recurring basis.  Generally, assets are recorded at fair value on a non-recurring basis as a result of impairment charges.  For the three and six months ended June 30, 2010, there were no impairment charges.

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

Shipping and handling costs related to goods sold are included in selling expenses, which totaled $213,109 and $218,734 for the three months ended June 30, 2010 and 2009, respectively, and $284,880 and $309,741 for the six months ended June 30, 2010 and 2009, respectively.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

The Company’s revenue and cost of revenue by product line for the three and six months ended June 30, 2010 and 2009 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Micro-organism	$1,985,095	$1,735,534	$3,191,673	$2,628,827
Veterinary Medications	5,533,020	3,913,444	8,729,279	6,515,940
Feed Additives	368,537	281,461	604,577	463,772
Vaccines	377,889	312,999	608,255	458,465
Total Revenue	8,264,541	6,243,438	13,133,784	10,067,004

Cost of Revenue
Micro-organism	520,911	513,310	863,930	773,847
Veterinary Medications	3,197,770	2,276,216	5,020,027	3,869,025
Feed Additives	146,984	121,367	247,030	198,806
Vaccines	39,398	47,944	65,295	63,517
Total Cost of Revenue	3,905,063	2,958,837	6,196,282	4,905,195
Gross Profit	$4,359,478	$3,284,601	$6,937,502	$5,161,809

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

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

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

Management assesses the carrying value of plant and equipment annually, more often when factors indicating impairment are present, and reduces the carrying value of such assets by the amount of the impairment. The Company determines the existence of such impairment by measuring the expected future cash flows (undiscounted and without interest charges) and comparing such amount to the net asset carrying value. An impairment loss, if it exists, is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Based on its review, management believes that, as of June 30, 2010 and December 31, 2009, there was no impairment for its plant and equipment.

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

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Impairment of Intangible Assets — The Company evaluates the carrying value of intangible assets annually, or more often when factors indicating impairment are present. The Company determines the existence of such impairment by measuring the estimated future cash flows (undiscounted) and comparing such amount to the net asset carrying value. If the undiscounted cash flow estimated to be generated by any such intangible asset is less than its carrying amount, a loss is recognized based on the amount by which the carrying amount exceeds the intangible asset’s fair market value. Loss on intangible assets to be disposed of is determined in a similar manner, except that fair market values are reduced by the cost of disposal. Based on its review, the Company believes that, as of June 30, 2010, there was no impairment of its intangible assets.

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

Advertising costs

Advertising costs are charged to operations currently. Advertising costs for the three months ended June 30, 2010 and 2009 were $4,818 and $36,921, respectively, and for the six months ended June 30, 2010 and 2009 were $6,469 and $75,857, respectively.

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

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

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

Earnings per share

The Company reports earnings per share and present both basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share is based upon the weighted-average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares, including convertible preferred shares, warrants and stock options were converted or exercised. Further, the method requires that stock dividends or stock splits be accounted for retroactively if the stock dividends or stock splits occur during the period, or retroactively if the stock dividends or stock splits occur after the end of the period but before the release of the financial statements, by considering it outstanding of the entirety of each period presented. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

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

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Recently issued accounting pronouncements

In December 2009, FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The Company adopted this standard and the standard did not have material effect on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-01, Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The Company adopted this standard and the standard did not have material effect on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-02 regarding accounting and reporting for decreases in ownership of a subsidiary.  Under this guidance, an entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary.  Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value.  In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction.  This ASU clarifies the scope of the decrease in ownership provisions, and expands the disclosures about the deconsolidation of a subsidiary or de-recognition of a group of assets.  This ASU is effective beginning in the first interim or annual reporting period ending on or after December 31, 2009.  The adoption of this ASU did not have impact the Company’s consolidated financial statements.

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

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements”. ASU 2010-09 primarily rescinds the requirement that, for listed companies, financial statements clearly disclose the date through which subsequent events have been evaluated. Subsequent events must still be evaluated through the date of financial statement issuance; however, the disclosure requirement has been removed to avoid conflicts with other SEC guidelines. ASU 2010-09 was effective immediately upon issuance and was adopted in February 2010.

In April 2010, the FASB issued Accounting Standards Update 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” or ASU 2010-13. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial porting of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In April 2010, the FASB issued Accounting Standard Update 20-10-17, “Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition” or ASU 2010-17. This Update provides guidance on the recognition of revenue under the milestone method, which allows a vendor to adopt an accounting policy to recognize all of the arrangement consideration that is contingent on the achievement of a substantive milestone (milestone consideration) in the period the milestone is achieved. The pronouncement is effective on a prospective basis for milestones achieved in fiscal years and interim periods within those years, beginning on or after June 15, 2010. The Company does not expect that the adoption of this ASU will have a material impact on its consolidated financial statements.

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

Financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed federally insured limits for the banks located in the United States. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. As of June 30, 2010 and December 31, 2009, the Company had deposits in excess of federally insured limits (including restricted cash) of $2,290,241 and $11,504,970 respectively. The Company has not experienced any losses in such accounts.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

For the three and six months ended June 30, 2010 and 2009, all of the Company’s sales occurred in the PRC. No major customers accounted for more than 10% of the Company’s total revenue. In addition, all accounts receivable at June 30, 2010 and December 31, 2009 also arose in the PRC.

The Company’s three largest vendors accounted for approximately 39% of total purchase for the three months ended June 30, 2010, while the Company’s two largest vendors accounted for approximately 45% of the Company’s total purchase for the three months ended June 30, 2009. The Company’s four largest vendors accounted for approximately 46% of total purchase for the six months ended June 30, 2010, while the Company’s two largest vendors accounted for approximately 34% of total purchase for the six months ended June 30, 2009. As of June 30, 2010 and 2009, there were no amounts due to those vendors.

The Company had one product that accounted for 23% and 21% of the Company’s total revenue for the three and six months ended June 30, 2010, respectively, while the same product accounted for 16% and 13% of the Company’s total revenue for the three and six months ended June 30, 2009, respectively.

Note 4 - ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)
Account receivable	$8,329,674	$4,711,044
Allowance for bad debts	(617,955)	(327,857)
Account receivable, net	$7,711,719	$4,383,187

The following table presents the movement of allowance for doubtful accounts:

Allowance for bad debt, January 1, 2009	$327,857
Addition	—
Recovery	—
Translation adjustment	—
Allowance for bad debt, December 31, 2009	327,857
Addition	288,757
Recovery	—
Translation adjustment	1,341
Allowance for bad debt, June 30, 2010 (unaudited)	$617,955

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Note 5 – INVENTORIES

Inventories consist of the following:
	June 30, 2010	December 31,2009
	(Unaudited)
Raw materials	$9,936,932	$2,997,481
Packing materials	1,059,841	159,620
Work-in-process	7,377	886
Finished goods	2,558,480	1,096,547
Other	19,651	19,571
Total	13,582,281	4,274,105
Less: Allowance for slow moving raw materials	(263,539)	(199,460)
Total	$13,318,742	$4,074,645

The Company periodically reviews its reserves for slow-moving and obsolete inventories. As of June 30, 2010 and December 31, 2009, the Company recorded slow moving allowance for raw materials of $263,539 and $199,460, respectively.

Note 6 - DEPOSITS AND PREPAID EXPENSES

Deposits and prepaid expenses are comprised of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)
Prepayment for raw materials purchasing	$3,758,040	$10,990,913
Prepayment for packaging materials purchasing	280,610	489,392
Other	310,260	420,009
Total	$4,348,910	$11,900,314

Note 7 - PLANT AND EQUIPMENT, NET

Plant and equipment consist of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)
Building and improvements	$10,008,394	$6,798,616
Machinery and equipment	3,082,472	3,035,814
Office equipment and furniture	198,590	191,424
Vehicles	487,140	485,156
Total	13,776,596	10,511,010
Less: accumulated depreciation	(1,989,925)	(1,681,952)
Plant and equipment, net	$11,786,671	$8,829,058

As of December 31, 2009, the Company made deposit of $439,927 on a new office building.  In January 2010, the purchase was completed, and the total purchase cost of $1,600,346 was transferred to fixed asset in March 2010. The Company transferred $1,396,211 from construction-in-progress to buildings after the construction of its new micro-organism facility was completed in the second quarter of 2010.

Depreciation expense was $176,364 and $113,031 for the three months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010 and 2009, depreciation expense was $299,848 and $225,953, respectively.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Note 8 - CONSTRUCTION-IN-PROGRESS

Construction-in-progress (“CIP”) relates to a plant being built in accordance with the PRC’s Good Manufacturing Practices (“GMP”) Standard. Construction on this plant commenced in 2005. The veterinary medicine facility and the building that houses quality control, research and development and administration were completed during 2007, and during the six months ended June 30, 2010, the micro-organism facility and some general facility improvements were completed and placed in service which resulted in a transfer from CIP to property, plant and equipment of $1,396,211. The remaining plant facilities are expected to be completed by September 30, 2010, at an estimated cost of $650,000. No depreciation is provided for construction-in-progress until such time the assets are completed and placed into service.

The construction projects the Company is in the progress of completing are:

	Total in CIP
Project	as of 6/30/2010	Estimate cost to Complete	Estimated Total Cost	Estimated Completion Date
Vaccine facility	$8,777,066	$650,000	$9,427,066	September 2010
TOTAL CIP Balance	$8,777,066	$650,000	$9,427,066

The construction of the vaccine facility was completed in June 2010, and the Company is in the process of installing, tooling, and testing equipment, and will apply for GMP certification after equipment testing is completed. The Company expects that the installation and testing of equipment will be completed by September, 2010.

As of June 30, 2010 and December 31, 2009, the Company had CIP amounting to $8,777,066 and $9,389,120, respectively. No interest expense had been capitalized for CIP for the three and six months ended June 30, 2010, respectively. For the three and six months ended June 30, 2009, $20,972 and $40,050 was capitalized for CIP, respectively.

Note 9 - LONG-TERM PREPAYMENTS

Long-term prepayments consist of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)
R&D project	$132,570	$293,400
Construction deposit	441,900	$440,100
Deposit for building and equipment purchase	766,561	439,927
Total	$1,341,031	$1,173,427

In 2009, the Company prepaid $293,400 (RMB 2 million) to a vendor for equipment and raw materials related to a research and development project on nano-technology in the prevention of a milk cow disease. As of June 30, 2010, $132,570 (RMB 900,000) of the prepayment remained unused.  As of June 30, 2010, the project was in its trial stage (see Note 19).

As of December 31, 2009, deposits for office building purchase of $439,927 (RMB 2,998,820) represented deposit made for new office building.  The purchase was completed and the deposit was transferred to fixed asset in March 2010.  The Company received property certificate in May 2010. As of June 30, 2010, deposits for building and equipment purchase of $766,561 represented deposits made for equipments.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Note 10 - LONG-TERM PREPAYMENTS FOR ACQUISITIONS

As of June 30, 2010 and December 31, 2009, deposits for potential acquisitions of $12,376,146 and $6,806,880, respectively, represented deposits made for potential acquisition of assets or companies.

As of June 30, 2010, the Company paid $3,547,573 (RMB 24,084,000) to acquire the assets of a Hubei-based veterinary manufacturer through its bankruptcy proceedings, and $7,144,050 (RMB 48,500,000) in an attempt to acquire the assets of a Jiangsu-based micro-organism manufacturer. The Hubei acquisition was completed on August 11, 2010, and the Jiangsu acquisition is projected to be completed in the third quarter of 2010.

Deposits made for potential acquisitions amounted to $1,684,523 and $6,806,880 at June 30, 2010 and December 31, 2009, respectively. Those deposits are held by an unrelated third party engaged to identify potential acquisitions for the Company. All potential acquisitions are contingent upon the Company successfully negotiating with the selling parties, the ultimate date of which cannot be readily determined.  Deposits are refundable if negotiations are not successful.

Note 11 – INTANGIBLE ASSETS

Intangible assets consisted of the following:
	June 30, 2010	December 31, 2009
	(Unaudited)
Land use rights	$380,403	$378,853
Technological know-how	2,062,200	2,053,800
Total	2,442,603	2,432,653
Less: accumulated amortization	(652,276)	(572,481)
Intangible assets, net	$1,790,327	$1,860,172

In 2009, the Company paid $1,172,880 (RMB 8,000,000) for the transfer of a fish disease vaccine technology for an eleven-year term from September 2009 through September 2020, and this amount was included in technological know-how at June 30, 2010 and December 31, 2010. The technology was transferred to the Company on June 17, 2010, and the Company began using such technology since, and recorded the amortization expense based on the remaining term.

For the three months ended June 30, 2010 and 2009, the amortization expense for intangible assets amounted to $38,577 and $38,551, respectively. For the six months ended June 30, 2010 and 2009, the amortization expense for intangible assets amounted to $77,133 and $77,070, respectively.

Amortization expense for the future five years and thereafter is as follows:

Years ending December 31,	Amount
(Unaudited)
2010	$134,937
2011	269,874
2012	245,324
2013	122,574
2014	122,574
thereafter	895,044
Total	$1,790,327

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Note 12 – SHORT-TERM LOANS

On January 14, 2009, the Company signed a one year short-term loan contract with Shaanxi Agricultural Yanta Credit Union for $220,050 (RMB 1.5 million) at an annual interest rate of 8.66% for operating purposes secured by the personal property of Weibing Lu, the Company’s Chief Executive Officer. This amount was paid off on January 15, 2010.

Interest expense incurred and associated with the short-term loans amounted to $0 and $1,365 for the three and six months ended June 30, 2010, none of which has been capitalized as part of CIP in 2010. Interest expense incurred and associated with the short term loan amounted to $20,972 and $40,050 for the three and six months ended June 30, 2009, which has been capitalized as part of CIP.

Note 13 - DEFERRED GOVERNMENT GRANT

Deferred government grant represents subsidies for GMP projects granted by the PRC government.  To date, the Company received government subsidies totaling $1,104,750.

According to PRC government regulations, the funds granted may be treated as capital contributed by a company appointed by the PRC government or as a loan from such company, which the Company will be required to repay. As of June 30, 2010, the Company has not reached a final agreement with the PRC government regarding the treatment of these subsidies as either a loan or capital contribution, and the Company does not expect that the final agreement will be completed within the current year. Therefore, these amounts are reflected as non-current liabilities in the accompanying consolidated financial statements.

Note 14 - CAPITAL TRANSACTIONS

On May 12, 2009, the Company effectuated a 1-for-10 reverse stock split of its issued and outstanding shares of common stock and a proportional reduction of its authorized shares of common stock. On November 16, 2009, the Company effectuated a 2-for-1 forward split of its issued and outstanding common stock and a proportional increase of its authorized shares of common stock. The amounts of common stock, warrants, options disclosed in the Company’s consolidated financial statements and the footnotes thereto have been retroactively restated to reflect both the reverse stock split and the forward stock split.

Preferred stock

On June 25, 2009, the Company’s board of directors concluded that 2,000,000 shares of series “A” preferred stock issued in 2001 were not valid because no certificate of designation was filed prior to their issuance as required under Nevada corporate law. On December 21, 2009, the Company instructed its transfer agent to remove these preferred shares officially from its shareholder records. As of June 30, 2010 and December 31, 2009, no share of series “A” preferred stock was authorized or outstanding, respectively.

Stock-based compensation

On March 30, 2010, the Company agreed to issue 2,500 shares of common stock to a non-executive director in exchange for services unrelated to directorship.  On April 16, 2010, the Company agreed to issue 10,000 shares of common stock to that director for his one-year service from April 1, 2010, the common stock compensation would vest in four equal installments of 2,500 each quarter. The trading value of the Company’s common stock on March 30, 2010 and April 16 was $11.74 and $10.61 per share, respectively and corresponding amount of $27,025 and $53,550 was charged to general and administrative expense for the three and six months ended June 30, 2010.    The Company accrued $355,922 and $302,372 under shares to be issued as of June 30, 2010 and December 31, 2009, respectively, which represented 52,334 and 47,334 common shares to be issued to that non-executive director for his service provided for the period from May 2008 to June 30, 2010, and for the period from May 2008 to December 2009, respectively.  As of June 30, 2010, these shares have not been issued.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

On May 5, 2008, the Company agreed to issue 10,434 shares of common stock to its former chief financial officer (“CFO”) during the term of a one-year agreement, which would vest in four equal installments of 2,608 shares each quarter.  The trading value of the common stock on May 5, 2008 was $5.85 per share for a total value of $61,042. These shares were fully vested.  On May 26, 2009, the Company renewed the one-year service agreement with the CFO and agreed to issue 14,440 shares of common stock, which would vest in four equal installments of 3,610 shares every quarter starting August 5, 2009. Compensation expense is recognized on a straight-line basis over the vesting period.  Total compensation expense of $29,205 and $15,052 were charged to general and administrative expenses for the six months ended June 30, 2010 and 2009.  In February 2010, 10,830 shares were issued.  Effective April 16, 2010, the CFO resigned from his position and the last installment of 3,610 shares was prorated to 2,880 shares, which shares have not been issued.

On May 26, 2009, the Company agreed to issue 5,556 shares of common stock to a director at the beginning of each term of his directorship. The trading value of the common stock on May 26, 2009 was $4.50 per share for the total value of $25,002, and the amount was charged to general and administrative expenses for the three and six months ended June 30, 2009. As of December 31, 2009, the balance was included in shares to be issued. 5,556 shares were issued in February 2010. In accordance to the agreement between the Company and this director, this director shall continue to serve until his successor is duly elected and qualified. Since the Company has not yet held its annual shareholder meeting and no successor has been elected, this director has continued in his position and is entitled to compensation for the next calendar term commencing May 26, 2010, prorated for any partial time periods. The trading value of the Company’s common stock on May 26, 2010 was $8.33 per share. For the three and six months ended June 30, 2010, $3,857 was charged to general and administrative expense.

Warrants and purchase options

On February 28, 2007, the Company issued 195,000 warrants to four investors in connection with a financing with an exercisable price of $6.00 per share for a term of three years.  On the same date, the Company also issued warrants to the placement agent, exercisable for 114,100 shares of the Company’s common stock at a price of $5.00 per share for a five-year term. For the three and six months ended June 30, 2010, 15,974 and 218,024 warrants were exercised. The Company valued the exercise on the respective dates and recorded a gain of $158,054 and a loss of $159,326 from changes in fair value of warrants in the three and six months ended June 30, 2010, respectively.

In connection with the 2009 equity offering discussed below, the Company agreed to grant 140,000 common stock purchase options to five designees of the Underwriters. The options are exercisable from June 30, 2010 to June 30, 2014, and each option is exercisable for one share of the Company’s common stock, with exercise price at $8.11 per share. All those options were provided for services performed, and in accordance to the terms of the option agreement, the holders are entitled to exercise the options starting on June 30, 2010. Therefore, as of June 30, 2010, the purchase options were reclassified from equity to warrants liabilities, and the Company reclassified $779,674 from additional paid in capital to derivative liability.

Following is a summary of the status of warrants and purchase options outstanding at June 30, 2010:

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Outstanding	Average Remaining
warrants/purchase options	Contractual Life (year)	Average Exercise Price
34,230	1.67	$5.00

140,000	4.00	$8.11

Following is an activity summary of the Company’s outstanding warrants and purchase options:

Outstanding as of December 31, 2008	309,100
Granted	140,000
Forfeited	—
Exercised	—
Outstanding as of June 30, 2009 (unaudited)	449,100
Granted	—
Forfeited	—
Exercised	56,846
Outstanding as of December 31, 2009	392,254
Granted	—
Forfeited	—
Exercised	218,024
Outstanding as of June 30, 2010 (unaudited)	174,230

2009 Equity offering

On June 30, 2009, the Company and Rodman & Renshaw, LLC, as representative of underwriters (the "Underwriters") entered into an Underwriting Agreement. Pursuant to the Underwriting Agreement, the Company agreed to issue and sell an aggregate of 3,220,000 shares (including 420,000 over-allotment shares) of its common stock, at a price of $6.49 per share in a public offering. The closing date of this offering was on the third business day following the effective date of the registration statement registering the shares offered, or July 3, 2009.

Incremental costs incurred of this offering, including underwriting commission, legal fees, and printing costs were $1,730,477, and were directly deducted from the proceeds. The gross proceeds of this offering were $20,897,800. The Company received cash proceeds of $18,411,496 on July 6, 2009.

Equity Compensation Plan

On December 8, 2009, the Company’s board of directors approved a stock incentive plan for officers, directors, employees and consultants entitled the “Skystar Bio-Pharmaceutical Company 2010 Stock Incentive Plan” (the “2010 Plan”). The maximum number of shares that may be issued under the 2010 Plan is 700,000 shares of the Company’s common stock. The 2010 Plan was approved by the Company’s stockholders on December 31, 2009, and awards may be granted thereunder until December 7, 2019. As of June 30, 2010, there are 700,000 shares of the Company’s common stock remaining available for future issuance under the 2010 Plan.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Note 15 - STATUTORY RESERVES

Statutory reserves represent restricted retained earnings. Based on the legal formation of the entities, all PRC entities are required to set aside 10% of its net income as reported in its statutory accounts on an annual basis to the statutory surplus reserve fund. Once the total statutory surplus reserve reaches 50% of the entity’s registered capital, further appropriations are discretionary. The statutory surplus reserve can be used to increase the entity’s registered capital (upon approval by relevant government authorities) and eliminate its future losses under PRC GAAP (upon a resolution by the board of directors). The statutory surplus reserve is not distributable to shareholders except in the event of liquidation. As of June 30, 2010, Xian Tianxing has met the statutory surplus reserve requirement, and approximately $15,034,000 still needs to be transferred to the statutory surplus reserve from other Chinese subsidiaries.

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

Note 16 – TAXES

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

The following table reconciles the U.S. statutory rates to the Company's effective tax rate for the three and six months ended June 30, 2010 and 2009:

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
U.S. Statutory rate	34.0%	34.0%	34.0%	34.0%
Foreign income not recognized in the U.S.	(34.0)	(34.0)	(34.0)	(34.0)
China income tax rate	25.0	25.0	25.0	25.0
China income tax exemption	(10.0)	(10.0)	(10.0)	(10.0)
Other item (1)	3.5	136.7	4.9	21.9
Total provision for income taxes	18.5%	151.7%	19.9%	36.9%

(1)
Other item is for operating expenses incurred by Skystar that are not deductible in the PRC, which resulted in an increase in effective tax rate of 3.5% and 136.7% for the three months ended June 30, 2010 and 2009, respectively, and 4.9% and 21.9% for the six months ended June 30, 2010 and 2009, respectively.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Taxes payable consisted of the following:
	June 30, 2010	December 31, 2009
	(Unaudited)
Income taxes payable	$393,676	$104,261
Value added tax	986,446	561,646
Other taxes	101,626	56,199
Total	$1,481,748	$722,106

The estimated tax savings due to the reduced tax rate for the three months ended June 30, 2010 and 2009 amounted to $360,324 and $193,525, respectively. If the statutory income tax had been applied, the Company would have decreased basic earnings per share and diluted per share from $0.33 to $0.28, respectively, for the three months ended June 30, 2010. For the three months ended June 30, 2009, the basic and diluted losses per share would have increased from $0.03 to $0.08, respectively, if the statutory income tax had been applied.

The estimated tax savings due to the reduced tax rate for the six months ended June 30, 2010 and 2009 amounted to $577,204 and $344,672, respectively. If the statutory income tax had been applied, the Company would have decreased basic and diluted earnings per share from $0.49 to $0.41, respectively, for the six months ended June 30, 2010. For the six months ended June 30, 2009, the basic and diluted earnings per share would have decreased from $0.25 to $0.16, respectively, if the statutory income tax had been applied.

Skystar is incorporated in the U.S. and has incurred a net operating loss for income tax purposes for the three and six months ended June 30, 2010. As of June 30, 2010, the estimated net operating loss carryforwards for U.S. income tax purposes amounted to $4,080,148 which may be available to reduce future years’ taxable income. These carryforwards will expire, if not utilized, beginning in 2026 and continue through 2030. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s limited operating history and continuing losses for U.S. income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at June 30, 2010 and December 31, 2009. The valuation allowance at June 30, 2010 and December 31, 2009 was $1,387,250 and $1,276,373, respectively. The Company’s management reviews this valuation allowance periodically and makes adjustments as necessary.

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $30 million as of June 30, 2010, which were included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

Note 17 - EARNINGS PER SHARE

The following is the calculation of earnings per share:
	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Net income (loss)	$2,378,395	$(116,797)	$3,474,642	$947,847

Weighted average shares used in basic computation	7,104,606	3,739,024	7,083,149	3,737,708
Diluted effect of stock warrants	35,912	—	36,697	86,724
Weighted average shares used in diluted computation	7,140,518	3,739,024	7,119,846	3,824,432

Earnings (Loss) per share:

Basic	$0.33	$(0.03)	$0.49	$0.25
Diluted	$0.33	$(0.03)	$0.49	$0.25

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

For the three months ended June 30, 2010, the average stock price was greater than the exercise prices of warrants which resulted in additional weighted-average common stock equivalents of 35,912. For the three months ended March 31, 2009, the outstanding warrants were excluded from the diluted earnings per share calculation as they are anti-dilutive.

For the six months ended June 30, 2010 and 2009, the average stock price was greater than the exercise prices of warrants which resulted in additional weighted-average common stock equivalents of $36,697 and $86,724, respectively.

Note 18 - RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

Amounts receivable from and payable to related parties are summarized as follows:

	June 30, 2010	December 31, 2009
	(Unaudited)
Short-term loans from shareholders
Mr. Weibing Lu – officer and shareholder (1)	$-	$36,675
Mr. Wei Wen – officer and shareholder (1)	-	36,675
Ms. Aixia Wang – shareholder (1)	-	36,675
Total	$-	$110,025

Shares to be issued to related party
Scott Cramer – non-executive director (2)	$355,922	$302,372
Mark D. Chen – non-executive director(2)	3,857	25,002
Bennet Tchaikovsky(2)	12,960	-
Total	$372,739	$327,374

Amounts due (from) to related parties
Scott Cramer – non-executive director and shareholder (3)	51,457	143,556
Shaanxi Xingji Electronics Co. - owned by a director's wife (3)	49,789	-
Officer and shareholder	36,257	41,468
Total	$137,503	$185,024

 (1) On June 2, 2009, Weibing Lu, Wei Wen and Aixia Wang obtained personal loans from Yanta Credit Union and advanced cash to Xian Tianxing in the total amount of $110,025. These loans were due on June 1, 2010, with 10.11% interest per annum and are guaranteed by Xian Tianxing, were paid in full in June 2010. For the three and six months ended June 30, 2010, Xian Tianxing paid interest of $2,225 and $6,070, respectively, for these loans directly to the bank. For the three and six months ended June 30, 2009, Xian Tianxing paid interest of $2,748 and $5,630, respectively, for these loans.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

 (2) As of June 30, 2010 and December 31, 2009, the Company had $355,922 (representing 52,334 common shares) and $302,372 (representing 47,334 common shares), respectively, under agreement to issue shares to Scott Cramer, as compensation for being a representative of the Company in the United States for the periods from May 2008 to June 30, 2010, and December 31, 2009, respectively. In addition, as of June 30, 2010 and December 31, 2009, the Company had $3,857 (representing 463 common shares) and $25,002 (representing 5,556 common shares) under agreement to issue shares to Mark D. Chen as compensation at the beginning of each term of his directorship. Effective April 16, 2010, the former CFO Bennet Tchaikovsky resigned from his position and the last installment of 3,610 shares was prorated to 2,880 shares, which shares have not been issued as of June 30, 2010, and the corresponding $12,960 was recorded as shares to be issued and charged to general and administration expense.

(3) Shaanxi Xinji Electronics Co., Ltd. is owned by the wife of Weibing Lu. The amounts due to Shaanxi Xinji Electronics as of June 30, 2010 and December 31, 2009 were short-term cash transfers for business operations, non-interest bearing, unsecured, and payable upon demand. As of June 30, 2010 and December 31, 2009, the Company also had bonus shares due to Scott Cramer.

Note 19 - COMMITMENTS AND CONTINGENCIES

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

The Company entered into a one-year tenancy agreement for leasing Tianxing’s sales office space in Tianjin from April 21, 2010 to April 20, 2011 with annual rent of approximately $3,500 (or RMB 24,000).

The minimum future lease payments for the next five years and thereafter are as follows:

Period	Amount
(Unaudited)
Six months ending December 31, 2010	$38,979
Year ending December 31, 2011	73,622
Year ending December 31, 2012	41,746
Year ending December 31, 2013	35,146
Year ending December 31, 2014	35,146
Year ending December 31, 2015 and thereafter	54,795
Total	$279,434

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Rental expense for the three months ended June 30, 2010 and 2009 amounted to $29,643 and $14,811, respectively. Rental expense for the six months ended June 30, 2010 and 2009 amounted to $36,411 and $29,622, respectively.

(b) Legal proceedings

From time to time, the Company is involved in legal matters arising in the ordinary course of business. Management currently is not aware of any legal matters or pending litigation which would have a significant effect on the Company’s consolidated financial statements as of June 30, 2010.

In May 2007, Andrew Chien filed suit against the Company, Scott Cramer, Steve Lowe, David Wassung and Weibing Lu in United States District Court for the District of Connecticut, alleging causes of action for violation of Sections 10(b) and 20(a) of the Exchange Act. On July 17, 2008, in a decision that is now published, the Court granted defendants' motion to dismiss and subsequently dismissed the lawsuit, entering judgment on behalf of the defendants. Mr. Chien filed a notice of appeal of the Court's dismissal of his lawsuit, opposed by the defendants, which remains pending. Additionally, on February 5, 2009, the Court issued a ruling on defendants' motion for sanctions, finding the action filed by Mr. Chien to have been entirely frivolous, and to have constituted a "substantial" violation of Federal Rule of Civil Procedure Rule 11, and imposed significant monetary sanctions on both Mr. Chien and his former attorney. As part of the basis for imposing sanctions on Mr. Chien personally, the Court specifically found that Mr. Chien had knowledge of facts directly contradicting the allegations of his complaint, as evident in internet postings he made on online message boards. Mr. Chien subsequently filed motions seeking to "re-open" this case, and to recuse the judge, but both motions were denied. A Notice of Appeal concerning the ruling awarding sanctions against him was also filed by Mr. Chien.  All appeals, including the one referenced below concerning Mr. Chien's second lawsuit, were subsequently consolidated. On May 26, 2010, the court of appeals for the Second Circuit upheld Judge Kravtiz’s ruling against Mr. Chine.

Subsequently, Mr. Chien, proceeding pro se, filed another lawsuit against the Company, Scott Cramer, Steve Lowe, David Wassung and Weibing Lu in Connecticut Superior Court, alleging causes of action similar to those alleged in his federal complaint described above as well as state law causes of action. The case was removed to the U.S. District Court, District of Connecticut, and assigned to the same Judge who dismissed Mr. Chien’s related federal action. On June 8, 2009, the Court granted defendants’ motion to dismiss this action in its entirety, and denied Mr. Chien’s motion to further amend his complaint. Mr. Chien filed a Notice of Appeal concerning the ruling dismissing this lawsuit, which has been consolidated with Mr. Chien’s appeal of his other lawsuit. On May 26, 2010, the court of appeals for the Second Circuit upheld Judge Kravtiz’s ruling against Mr. Chien.

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

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

(d) R&D Project

During the first quarter of 2008, Xian Tianxing contracted with Northwestern Agricultural Technology University to jointly work on an R&D project concerning the application of nano-technology in the prevention of a milk cow disease. The total projected budget for this project is approximately $574,000 (RMB 4 million), of which, approximately $147,000 (RMB 1 million) was expensed when incurred in previous years, and approximately $293,000 (RMB 2 million) was prepaid in 2008. For the six months ended June 30, 2010, the Company incurred $161,359 (RMB 1.1 million) of expenses relating to this project. The project is still in the trial stage, and expects to obtain veterinary permit for the new product from government in June 2011.

During the year ended December 31, 2009, Xian Tianxing contracted with the Fourth Military Medical University to jointly work on a R&D project with a contracted amount of approximated $880,200 (RMB 6,000,000). For the six months ended June 30, 2010 and 2009, the Company incurred $74,724 (RMB 509,402) and $0 expenses relating to this project.

(e) Registered capital of subsidiaries

Skystar Kunshan’s remaining registered capital of $13,000,000 is required to be invested by May 7, 2012.

Note 20 - Subsequent Events

On August 11, 2010, Sida became the parent company of Skystar Biotechnology (Jingzhou) Co., Limited (“Skystar Jingzhou”), a company established in Jingzhou, Hubei Province, China on February 5, 2010, with registered capital of approximately $3.8 million (RMB 26 million). Approximately $3.5 million (RMB 23,480,000) of Skystar Jingzhou’s registered capital has been paid, including approximately $730,000 (RMB 5 million) in the form of cash and the balance (RMB 18,480,000) in the form of buildings, equipment and drug manufacturing licenses (collectively the “Assets”). The Assets were acquired from a Hubei-based veterinary manufacturer through its bankruptcy proceedings, and Skystar Jingzhou was established to hold and operate these Assets. Skystar Jingzhou will mainly focus on manufacturing aquatic veterinary medicines and antiseptics.

The Company has performed an evaluation of subsequent events through the date these consolidated financial statements were issued to determine whether the circumstances warranted recognition and disclosure of those events or transactions in the consolidated financial statements as of June 30, 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2010 should be read in conjunction with our consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this item. In addition to historical information, the following discussion contains certain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “may”, “will”, “could”, “expect”, “anticipate”, “intend”, “believe”, “estimate”, “plan”, “predict”, and similar terms or terminology, or the negative of such terms or other comparable terminology. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors “section of this Quarterly Report on Form 10-Q. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

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

As of June 30, 2010, all of the Company’s operations were carried out by Xian Tianxing, a PRC company, which the Company controls through contractual arrangements originally between Xian Tianxing and Skystar Bio-Pharmaceutical (Cayman) Holdings Co., Ltd. (“Skystar Cayman”), a Cayman Islands company that became the Company’s wholly owned subsidiary subsequent to a share exchange transaction on November 7, 2005.  On March 10, 2008, all of the rights and obligations of Skystar Cayman under the contractual arrangements were transferred to Sida Biotechnology (Xian) Co., Ltd. (“Sida”), a PRC company and wholly owned subsidiary of Fortunate Time International Limited (“Fortunate Time), a Hong Kong company and wholly owned subsidiary of Skystar Cayman. Fortunate Time has another subsidiary, Skystar Biotechnology (Kunshan) Co., Limited (“Skystar Kunshan”) that was set up in May 2010.  Skystar Kunshan was formed in connection with the prepayments the Company has been making in an attempt to acquire the assets of a micro-organism manufacturing facility in Kunshan.  On August 11, 2010, Sida became the parent company of Skystar Bio-Technology (Jingzhou) Co., Limited (“Skystar Jingzhou), which was established to hold and operate the assets of a veterinary manufacturer in Jingzhou, Hubei Province, that were acquired through its bankruptcy proceedings. The assets acquired include buildings, equipment and drug manufacturing licenses. Xian Tianxing also has a wholly owned subsidiary, Shanghai Siqiang Biotechnological Co., Ltd., a PRC company.

The contractual arrangements are necessary to comply with Chinese laws limiting foreign ownership of certain companies. Through these contractual arrangements, we have the ability to substantially influence Xian Tianxing’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval. As a result of these contractual arrangements, which enable us to control Xian Tianxing, we are considered the primary beneficiary of Xian Tianxing. Please see Note 1 to our consolidated financial statements for the six months ended June 30, 2010, for the impact of the contractual arrangements on our consolidated financial statements.

Currently, we have four major product lines:

·	Our bio-pharmaceutical veterinary vaccine line currently includes over 10 products;

·	Our veterinary medicine line for poultry and livestock currently includes over 212 products;

·	Our feed additives line currently includes over 10 products; and

·	Our micro-organism products line currently includes over 16 products.

All of our revenue is derived from the sale of veterinary healthcare and medical care products in China, which are distributed throughout 29 provinces. As of June 30, 2010, we had over 1,708 distributors and 591 direct customers.

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

Our accounts receivable aging was as follows for the periods below:

From Date of Invoice to Customer:	June 30, 2010	December 31, 2009	June 30, 2009
0-90 days	$6,949,893	$4,401,071	$3,932,152
91 – 180 days	728,200	177,416	106,895
181 – 270 days	444,740	21,868	32,305
271 – 360 days	83,252	23,865	62,073
360 days and above	123,589	86,824	26,612
Allowance for bad debts	(617,955)	(327,857)	(327,410)
Total	$7,711,719	$4,383,187	$3,832,627

On average, we collect our receivables within 90 days. For the quarter ended June 30, 2010, accounts receivable increased significantly compared to the same quarter last year due in part to increased sales. The Company’s efforts to increase market share by relaxing its collections during the quarter also contributed to the increase in accounts receivable. As a result, the quality of aging accounts receivable deteriorated, as evidenced by the smaller percentage of total accounts receivable at June 30, 2010 being comprised of 0-90 day old accounts (84%) as compared to a year ago (94%). We have increased our bad debt reserve in response to the higher accounts receivable balance and deterioration of the aging quality.  Historically, however, we have collected all of our accounts receivable and have had no write offs, and management expects our collection rate to normalize in the third quarter. If we are having difficulty collecting from a customer, we take the following steps: cease existing shipments to the customer, our sales force actively calls and goes to the customer’s site reminding the customer of their past due invoice and requesting payment, and if those methods are unsuccessful we use our outside legal counsel. If, in the future, those steps are unsuccessful, management would determine whether or not the receivable should be written off.

•
Warrants: We have adopted the accounting standards of accounting for stock purchase warrants and other related derivative accounting standards for valuation and accounting treatment of our outstanding warrants.

Recent Issued Accounting Pronouncements

In December 2009, FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The Company adopted this standard and the standard did not have material effect on the Company’s consolidated financial statements.

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

In April 2010, the FASB issued Accounting Standards Update 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” or ASU 2010-13. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial porting of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In April 2010, the FASB issued Accounting Standard Update 20-10-17, “Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition” or ASU 2010-17. This Update provides guidance on the recognition of revenue under the milestone method, which allows a vendor to adopt an accounting policy to recognize all of the arrangement consideration that is contingent on the achievement of a substantive milestone (milestone consideration) in the period the milestone is achieved. The pronouncement is effective on a prospective basis for milestones achieved in fiscal years and interim periods within those years, beginning on or after June 15, 2010. The Company does not expect that the adoption of this ASU will have a material impact on its consolidated financial statements.

Results of Operations – Three Months Period ended June 30, 2010 and 2009

The following table summarizes our results of operations for the three months ended June 30, 2010 and 2009.

	Three Months Ended June 30,
	2010		2009
	Amount	Percentage of total revenue	Amount	Percentage of total revenue
Revenue	$8,264,541	100.0%	$6,243,438	100.0%
Gross Profit	$4,359,478	52.7%	$3,284,601	52.6%
Operating Expense	$1,621,932	19.6%	$1,577,261	25.3%
Income from Operations	$2,737,546	33.1%	$1,707,340	27.3%
Other Expenses	$(181,335)	(2.2)%	$1,481,582	23.7%
Income Tax Expenses	$540,486	6.5%	$342,555	5.5%
Net Income (Loss)	$2,378,395	28.8%	$(116,797)	(1.9)%

Revenue.  All of our revenue is derived from the sale of veterinary healthcare and medical care products in the PRC. For the three months ended June 30, 2010, we had revenue of $8,264,541 as compared to revenue of $6,243,438 for the three months ended June 30, 2009, an increase of approximately 32.4%. We generate revenue from sales of four product lines: veterinary medications, micro-organism, feed additives, and vaccines.

Veterinary Medications.  Revenue from sales of our veterinary medications increased by $1,619,576 or 41% from $3,913,444 for the three months ended June 30, 2009 to $5,533,020 for the three months ended June 30, 2010.  The increase was primarily due to improved utilization of our Huxian plant capacity and increased product variety.  Of total revenue from veterinary medications during the three months ended June 30, 2010, approximately $1,864,203 or 33.7% resulted from the sale of Praziquantel tablets which treats schistosomiasis.

Micro-Organism.  Revenue from sales of our micro-organism products increased by $249,561 or 14.4% from $1,985,095 for the three months ended June 30, 2009 to $1,985,084 during the three months ended June 30, 2010. The increase was the result of the added micro-organism production capacity completed at our Huxian plant in 2009 which commenced production in June 2010.  We expect the micro-organism line to contribute more to our revenue mix as we ramp up production in the coming quarters.

Feed Additives.  Revenue from sales of our feed additives product line increased by $87,076 or 31% from $281,461 for the three months ended June 30, 2009 to $368,537 for the three months ended June 30, 2010. The increase was the result of increased sales efforts of our multi-enzyme feed additive products during the three months ended June 30, 2010.

Vaccines.  Revenue from sales of our vaccines increased by $64,890 or 21% from $312,999 for the three months ended June 30, 2009 to $377,889 for the three months ended June 30, 2010. This increase was the result of increased demands for our vaccine products during the three months ended June 30, 2010. We are presently operating at full production capacity for our vaccine product line and therefore cannot significantly increase sales until we expand our production capabilities. Construction of the vaccine facility at our Huxian plant was completed in June 2010.  The Company commenced installation, tooling and testing of equipment in July 2010.

Cost of Revenue.  Cost of revenue, which consists of raw materials, direct labor, and manufacturing overhead for our four product lines, was $3,905,063 for the three months ended June 30, 2010, as compared to $2,958,837 for the three months ended June 30, 2009, an increase of approximately 32%, as a result of increased sales and production.

Veterinary Medications.  Cost of revenue for our veterinary medications increased by $921,554 or approximately 40.5% from $2,276,216 for the three months ended June 30, 2009 to $3,197,770 for the three months ended June 30, 2010. This increase was mainly due to the corresponding increase in veterinary medication sales.

Micro-Organism.  Cost of revenue for our micro-organism products did not increase significantly, from $513,310 for the three months ended June 30, 2009 to $520,911 for the three months ended June 30, 2010, for an increase of $7,601 or approximately 1.5%. Due to increased operating efficiency, revenue growth outpaced cost increase.

Feed Additives.  Cost of revenue for our feed additives increased by $25,617 or 21% from $121,367 for the three months ended June 30, 2009 to $146,984 for the three months ended June 30, 2010. The increase was primarily due to increased sales and production.

Vaccines.  Cost of revenue for our vaccines products decreased by $8,546 or 18% from $47,944 for the three months ended June 30, 2009 to $39,398 for the three months ended June 30, 2010. This decrease was a result of increased operating efficiency. Our vaccine facility is presently running at full capacity.

Operating Expenses
	The three Months Ended June 30,
	2010		2009
	Amount	Percentage of total revenue	Amount	Percentage of total revenue
Gross Profit	$4,359,478	52.7%	$3,284,601	52.6%
Operating Expenses	$1,621,932	19.6%	$1,577,261	25.3%
Selling Expenses	$431,810	5.2%	$585,207	9.4%
General and Administrative Expenses	$998,034	12.1%	$625,359	10.0%
Research and Development Costs	$192,088	2.3%	$366,695	5.9%
Income from Operations	$2,737,546	33.1%	$1,707,340	27.3%

Selling Expenses.  Selling expenses, which consist of commissions, advertising and promotion expenses, freight charges, and salaries, totaled $585,207 for the three months ended June 30, 2009 as compared to $431,810 for the three months ended June 30, 2010, a decrease of approximately 26%. This decrease is a result of decreased transportation costs, lower trade show expenses, and reduced outdoor advertising.

General and Administrative Expenses.  General and administrative expenses totaled $625,359 for the three months ended June 30, 2009, as compared to $998,034 for the three months ended June 30, 2010, an increase of approximately 59.6%. General and administrative expenses for our Chinese operating entity have increased with our expanded operations and the added acquisition related expenses.  The Company also increased its bad debt reserve by $288,757 to account for the higher accounts receivable balance.

Research and Development Costs.  Research and development costs, which consist of salaries, professional fees, and technical support fees, totaled $366,695 for the three months ended June 30, 2009, as compared to $192,088 for the three months ended June 30, 2010, a decrease of approximately 47.6%. One notable project the Company has been working on is a joint research project with Northwestern Agricultural University to use nano-technology in the prevention of a milk cow disease.  The project is in the trail stage as of June 30, 2010 with targeted completion date in June 2011.  During the three months ended June 30, 2010, a significant portion of the Company’s research and development projects were in stages that required less cash outlays, compared to the research and development projects in the same period last year when there were costly testing and clinical trials.

Results of Operations – Six Month Periods ended June 30, 2010 and 2009

The following table summarizes out results of operations for the six months ended June 30, 2010 and 2009.

	Six Months Ended June 30,
	2010		2009
	Amount	Percentage of total revenue	Amount	Percentage of total revenue
Revenue	$13,133,784	100.0%	$10,067,004	100.0%
Gross Profit	$6,937,502	52.8%	$5,161,809	51.3%
Operating Expense	$2,456,611	18.7%	$2,216,703	22.0%
Income from Operations	$4,480,891	34.1%	$2,945,106	29.3%
Other Expenses	$140,444	1.1%	$1,443,184	14.3%
Income Tax Expenses	$865,805	6.6%	$554,075	5.5%
Net Income (loss)	$3,474,642	26.5%	$947,847	9.4%

Revenue.  For the six months ended June 30, 2009, we had revenue of $10,067,004 as compared to $13,133,784 for the six months ended June 30, 2010, an increase of approximately 30.5%. We generate revenue from sales of four product lines: veterinary medications, micro-organism, feed additives, and vaccines.

Veterinary Medications.  Revenue from sales of our veterinary medications increased by $2,213,339 or 34% from $6,515,940 for the six months ended June 30, 2009 to $8,729,279 for the six months ended June 30, 2010.  The increase was primarily due to increased sales efforts and better utilization of production capacity. Approximately $2,694,730 or 31% of total revenue from veterinary medications resulted from the sale of Praziquantel tablets which treats schistosomiasis during the six months ended June 30, 2010, as compared to $1,297,725 or 13% for the same period of 2009.

Micro-Organism.  Revenue from sales of our micro-organism products increased by $562,846 or 21% from $2,628,827 for the six months ended June 30, 2009 to $3,191,673 during the six months ended June 30, 2010. The increase was the result of increased sales efforts and contribution from newly added production capacity at our Huxian plant that commenced production in June 2010.

Feed Additives.  Revenue from sales of our feed additives increased by $140,805 or 30.4% from $463,772 for the six months ended June 30, 2009 to $604,577 for the six months ended June 30, 2010. The increase was the result of increased sales efforts.

Vaccines.  Revenue from sales of our vaccines increased by $149,790 or 32.7% from $458,465 for the six months ended June 30, 2009 to $ 608,255 for the six months ended June 30, 2010. This increase was a result of increased demand for our products. We are presently operating at full production capacity for our vaccine product line and therefore cannot significantly increase sales until we expand our production capabilities.

Cost of Revenue.  For the six months ended June 30, 2009, cost of revenues, which consists of raw materials, direct labor, and manufacturing overhead for our four product lines, was $4,905,195 as compared to $6,196,282 for the six months ended June 30, 2010, an increase of approximately 26.3% as a result of increased sales and production.

Veterinary Medications.  Cost of revenue for our veterinary medications increased by $1,151,002 or approximately 30% from $3,869,025 for the six months ended June 30, 2009 to $5,020,027 for the six months ended June 30, 2010. This increase was mainly due to the corresponding increase in veterinary medication sales.

Micro-Organism.  Cost of revenue for our micro-organism products increased by $90,083 or approximately 12% from $773,847 for the six months ended June 30, 2009 to $863,930 for the six months ended June 30, 2010. This increase was mainly due to a corresponding increase in micro-organism sales.

Feed Additives.  Cost of revenue for our feed additives products increased from $198,806 for the six months ended June 30, 2009 to $247,030 for the six months ended June 30, 2010, an increase of $48,224 or 24%. The increase was primarily due to increased sales and production

Vaccines.  Cost of revenue for our vaccines increased from $63,517 for the six months ended June 30, 2009 to $65,295 for the six months ended June 30, 2010, an increase of $1,778 or 3%. This increase was the result of an increase of vaccine product sales. Our vaccine facility is presently running at full capacity.

Operating Expenses

	The six Months Ended June 30,
	2010		2009
	Amount	Percentage of total revenue	Amount	Percentage of total revenue
Gross Profit	$6,937,502	52.8%	$5,161,809	51.3%
Operating Expenses	$2,456,611	18.7%	$2,216,703	22.0%
Selling Expenses	$602,944	4.6%	$792,602	8.0%
General and Administrative Expenses	$1,617,584	12.3%	$940,054	9.3%
Research and Development Costs	$236,083	1.8%	$484,047	4.9%
Income from Operations	$4,480,891	34.1%	$2,945,106	29.3%

Selling Expenses.  Selling expenses, which consist of commissions, advertising and promotion expenses, freight charges, and salaries, totaled $602,944 for the six months ended June 30, 2010 as compared to $792,602 for the six months ended June 30, 2009, a decrease of approximately 23.9%. This decrease is the result reduced transportation costs, lower trade show expenses and reduced outdoor advertising spending.

General and Administrative Expenses.  General and administrative expenses totaled $940,054 for the six months ended June 30, 2009, as compared to $1,617,584 for the six months ended June 30, 2010, an increase of approximately 72.1%. General and administrative expenses for our Chinese operating entity have increased relative to revenue due to acquisition related costs and costs related to expanded operations.  In addition, the Company increased its bad debt reserve in the current quarter by $288,757 to account for the higher accounts receivable balance.

Research and Development Costs.  Research and development costs, which consist of salaries, professional fees, and technical support fees, totaled $484,047 for the six months ended June 30, 2009, as compared to $236,083 for the six months ended June 30, 2010, a decrease of approximately 51.2%.  One notable project the Company has been working on is a joint research project with Northwestern Agricultural University to use nano-technology in the prevention of a milk cow disease.  The project is in the trail stage as of June 30, 2010 with targeted completion date in June 2011.  During the six months ended June 30, 2010, a significant portion of the Company’s research and development projects were in stages that required less cash outlays, compared to the research and development projects in the same period last year when there were costly testing and clinical trials.

Liquidity

For the six months ended June 30, 2009, cash provided by operating activities was $175,228 compared to cash provided by operating activities of $553,227 for the same period in 2010.  Higher net income for the six months ended June 30, 2010 and lower deposit and prepayments were offset by increases in both accounts receivable and inventory, along with changes in other operating activities and assets and liabilities, resulting in a marginal increase of $377,999 over the same period last year. As of June 30, 2010, we had approximately 33 suppliers that we have made advances to in order to secure our raw material needs and to obtain favorable pricing.  We have lowered our advances to suppliers compared to the same period last year to improve our cash flow positions and will continue to manage the advances closely.

We used $722,980 in investing activities for the six months ended June 30, 2009, as compared to using $8,403,458 in investing activities for the six months ended June 30, 2010. Cash used in investing activities for the six months ended June 30, 2010 was a result of prepayments for potential acquisitions of $5,518,478, purchases of plant and equipment of $2,136,531 and payments for ongoing construction projects of $748,449.  As of June 30, 2010, the aggregate prepayments the Company made for potential acquisitions were $12,376,146.  One of the acquisitions subsequently closed on August 11, 2010.

Cash generated by financing activities was $398,100 for the six months ended June 30, 2009 as compared to cash used in financing activities of $377,927 for the six months ended June 30, 2010. Cash generated by financing activities for the six months ended June 30, 2009 was primarily the result of short term loans and advances from related parties offset by principal payments on short term loans from shareholders. Cash used in financing activities for the six months ended June 30, 2010 was the result of repayment of loans, including repayment of a short term bank loan in January for $220,035 and repayment of loans from officers and directors in June for $110,018.

As of June 30, 2010, we had cash of $3,482,558. Our total current assets were $29,410,972, and our total current liabilities were $5,010,791, which resulted in a net working capital of $24,400,181.

Capital Resources

During the six months ended June 30, 2010, we made additional deposits of $5,518,478 for potential acquisitions. We also repaid $330,053 in short-term loans. The Company has sufficient capital for its operations.  However, if we are to acquire another business or further expand our operations, we may need additional capital.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years		3 – 5 years		More than 5 years
R&D Project Obligation	$543,625	$543,625	$		$		$
Operating Lease Obligations	315,846	112,202		96,131		63,325		44,188
Total	$859,471	$655,827		$96,131		$63,325		$44,188

In addition to the contractual obligations listed above, the Company has future registered capital commitment related to the newly created subsidiary Skystar Kunshan, located in Kunshan, Jiangsu Province, China.  Skystar Kunshan has registered capital of $15,000,000, of which the Company has invested $2,000,000 in cash.  The remaining $13,000,000 of capital is required to be invested prior to May 7, 2012.  The Company has also been making prepayments in an effort to acquire a micro-organism manufacturing facility in Kunshan.  Upon completion of the acquisition, the assets purchased will be transferred to Skystar Kunshan to satisfy some of its registered capital commitment. As of the date of this report, the acquisition has not been completed.

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

Exchange Rate

Xian Tianxing, Sida and Shanghai Siqiang maintain their respective books and records in Renminbi (“RMB”), the lawful currency of China. In general, for consolidation purposes, we translate their assets and liabilities into US$ using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period. Adjustments resulting from the translation of  their financial statements are recorded as accumulated other comprehensive income.

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the consolidated financial statements or otherwise stated in this MD&A were as follows:

	June 30, 2009	December 31, 2009	June 30, 2010

Assets and liabilities	USD0.14650: RMB1	USD0.14670: RMB1	USD0.14730: RMB1

Statements of operations and cash flows for the period/year ended	USD0.14657: RMB1	USD0.14661: RMB1	USD0.14669: RMB1

No representation is made that RMB amounts have been, or would be, converted into US$ at the above rates.

Inflation

We believe that inflation has not had a material effect on our operations to date.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the six months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Andrew Chien v. Skystar Bio-Pharmaceutical Company, et. al. (US District Court, District of Connecticut, Case No. 3:2007cv00781). Andrew Chien filed suit against us, R. Scott Cramer, Steve Lowe, David Wassung and Weibing Lu in United States District Court for the District of Connecticut, alleging causes of action for violation of Sections 10(b) and 20(a) of the Exchange Act. In or around November 2007, the defendants filed motions to dismiss the complaint for failure to state a claim and for lack of personal jurisdiction. Mr. Chien agreed to voluntarily amend the complaint after the motions were filed, and an amended complaint was subsequently filed on or around January 4, 2008. The amended complaint dropped Weibing Lu (who is a resident of China and was never served) as a defendant. The remaining defendants contended that the amended complaint failed to correct the deficiencies of the original complaint, and filed a renewed motion to dismiss for failure to state a claim, also preserving their challenge to personal jurisdiction. The defendants denied all claims and moved the court to dismiss the amended complaint in its entirety in their motion to dismiss. The motion to dismiss also requested that the court award sanctions against Mr. Chien under Federal Rule of Civil Procedure Rule 11 (“Rule 11”) and the Private Securities Litigation Reform Act (“PSLRA”). On July 17, 2008, in a decision that is now published, the court granted defendants’ motion and subsequently dismissed the lawsuit, entering judgment on behalf of the defendants. Mr. Chien filed a notice of appeal of the court's dismissal of his lawsuit, opposed by the defendants, which remains pending. The defendants were invited by Judge Kravitz to bring a post-judgment motion for sanctions pursuant to Rule 11 and the PSLRA, which they did. On February 5, 2009, Judge Kravitz issued a ruling on defendants' motion for sanctions. He found the action filed by Mr. Chien to have been entirely frivolous, and to have constituted a “substantial” violation of Rule 11, and imposed significant monetary sanctions on both Mr. Chien and his former attorney. As part of the basis for imposing sanctions on Mr. Chien personally, the court specifically found that Mr. Chien had knowledge of facts directly contradicting the allegations of his complaint, as evident in internet postings he made on online message boards. Mr. Chien subsequently filed motions seeking to “re-open” this case, and to recuse Judge Kravitz, but both motions were denied. A notice of appeal concerning the ruling awarding sanctions against him was also filed by Mr. Chien.  All appeals, including the one referenced below concerning Mr. Chien's second lawsuit, were subsequently consolidated.  On May 26, 2010, the court of appeals for the Second Circuit upheld Judge Kravtiz’s ruling against Mr. Chien.

Andrew Chien v. Skystar Bio-Pharmaceutical Company, et. al. (formerly Superior Court, State of Connecticut, Case No. NNH-CV-09-5025938-S, now U.S. District Court, District of Connecticut, Case No. 3:09-CV-00149 (MRK)). Andrew Chien filed another lawsuit against us, Scott Cramer, Steve Lowe, David Wassung and Weibing Lu in Connecticut Superior Court, alleging causes of action similar to those alleged in his federal complaint described above as well as state law causes of action. We argued in response that the new complaint was just as frivolous as Mr. Chien’s earlier federal action, which the new complaint substantially duplicated. The earlier federal action, described above, was found to be completely frivolous and dismissed in its entirety, with substantial monetary sanctions awarded against both Mr. Chien and his former attorney. A notice of removal to the U.S. District Court, District of Connecticut was filed in the state case on January 27, 2009, and the case was assigned to Judge Kravitz, the federal judge in the related federal case previously dismissed.  We filed a motion to dismiss Mr. Chien's new action.  In their motion to dismiss, defendants argued that all the claims asserted by Mr. Chien were frivolous, including among other grounds that they were time-barred and otherwise substantively meritless, and that sanctions against Mr. Chien under Federal Rule of Civil Procedure Rule 11 (“Rule 11”) and the Private Securities Litigation Reform Act (“PSLRA”) were again warranted.  Rather than file an opposition to defendants' motion to dismiss, Mr. Chien filed a motion seeking to amend his complaint along with a proposed first amended complaint (“FAC”), which the court ultimately granted.  The FAC purported to drop all eleven claims for securities fraud asserted by Mr. Chien, all of which defendants had contended were frivolous and meritless.  The court ruled that these claims, abandoned in the wake of defendants' motion to dismiss, were all deemed dismissed with prejudice, and that no further briefing on defendants' pending motion to dismiss the action was required.  Subsequently, the court granted the defendants' motion to dismiss, dismissing the action and all claims asserted in their entirety.  In the ruling, the court held that all claims asserted against the defendants were barred and failed to state a claim on a multiplicity of grounds, including on the basis of  res judicata as well as other substantive defects. The defendants filed a second motion for sanctions under Rule 11 and the PSLRA.  The motion was subsequently granted by Judge Kravitz, and Mr. Chien was again ordered to pay additional monetary sanctions to us.  Mr. Chien filed a notice of appeal concerning the ruling dismissing his second lawsuit.  In its filings with the court of appeal, we have argued that the appeals are groundless and the earlier rulings by Judge Kravitz should be upheld, including the two awards of sanctions against Mr. Chien.  The court of appeals for the Second Circuit consolidated all of Mr. Chien's appeals from both of his lawsuits.  On May 26, 2010, the court of appeals for the Second Circuit upheld Judge Kravtiz’s ruling against Mr. Chien.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 16, 2010, we entered into a restricted stock award agreement with Scott Cramer, pursuant to which we granted Mr. Cramer 10,000 shares of our restricted common stock under our 2010 Incentive Stock Plan, to vest in four installments of 2,500 shares at the end of each quarter commencing June 30, 2010.

On April 22, 2010, we issued 8,997 shares of common stock to an affiliate of the placement agent for our February 2007 private financing who exercised his warrant issued from that financing on a cashless basis.

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

3.1	Articles of Incorporation (4)
3.2	Certificate of Amendment and Certificate of Change filed with the Nevada Secretary of State on February 13, 2006 (5)
3.3	Certificate of Amendment to Increase Number of Authorized Shares of Common Stock filed with the Nevada Secretary of State on July 11, 2008 (11)
3.4	Amended and Restated Bylaws (12)
3.5	Certificate of Change Pursuant to NRS 78.209 filed with the Nevada Secretary of State on May 7, 2009 and effective on May 12, 2009 (14)
3.6	Certificate of Change Pursuant to NRS 78.209 as filed with the Nevada Secretary of State on November 12, 2009 and effective on November 16, 2009 (18)
4.1	Certificate of Designation of Series B Convertible Preferred Stock (4)
4.2	Form of Class A Convertible Debenture (6)
4.3	Form of Class B Convertible Debenture (6)
4.4	Form of Class A Warrant (6)
4.5	Form of Class B Warrant (6)
4.6	Form of Common Stock Certificate (17)
4.7	Form of Common Stock Purchase Option granted to the representative of the underwriters (22)
10.1
Consulting Services Agreement between Skystar Bio-Pharmaceutical (Cayman) Holdings Co., Ltd. (“Skystar Cayman”) and Xian Tianxing Bio-Pharmaceutical Co., Ltd. (“Xian Tianxing”) dated October 28, 2005 (4)

10.2	Operating Agreement among Skystar Cayman, Xian Tianxing and the majority stockholders of Xian Tianxing (“Xian Tianxing Majority Stockholders”) dated October 28, 2005 (4)
10.3	Equity Pledge Agreement among Skystar Cayman, Xian Tianxing and the Xian Tianxing Majority Stockholders dated October 28, 2005 (4)
10.4	Proxy Agreement Skystar Cayman, Xian Tianxing and the Xian Tianxing Majority Stockholders dated October 28, 2005 (4)
10.5	Option Agreement Skystar Cayman, Xian Tianxing and the Xian Tianxing Majority Stockholders dated October 28, 2005 (4)
10.6	Amendment to Consulting Services Agreement among Skystar Cayman, Xian Tianxing and Sida Biotechnology (Xian) Co., Ltd. (“Sida”) dated March 10, 2008 (7)
10.7	Agreement to Transfer of Operating Agreement among Skystar Cayman, Xian Tianxing, Xian Tianxing’s Majority Stockholders, Weibing Lu and Sida dated March 10, 2008 (7)
10.8	Amendment to Equity Pledge Agreement among Skystar Cayman, Xian Tianxing, Xian Tianxing’s Majority Stockholders, and Sida dated March 10, 2008 (7)
10.9	Designation Agreement among Skystar Cayman, Xian Tianxing, Xian Tianxing’s Majority Stockholders, Weibing Lu and Sida dated March 10, 2008 (7)
10.10	Agreement to Transfer of Option Agreement among Skystar Cayman, Xian Tianxing, Xian Tianxing Majority Stockholders, Weibing Lu and Sida dated March 10, 2008 (7)
10.11	Employment Agreement with Weibing Lu dated May 5, 2008 (9)
10.12	Loanout Agreement with Worldwide Officers, Inc. with respect to the services of Bennet Tchaikovsky, our Chief Financial Officer, dated May 5, 2008 (9)
10.13	Form of Director Offer Letter with Mr. Qiang Fan and Mr. Winston Yen (11)
10.14	Form of Director Offer Letter with Chengtun Qu and Shouguo Zhao (12)
10.15	Form of Amendment to Loanout Agreement with Worldwide Officers, Inc. (15)
10.16	Form of Director Offer Letter with Mark D. Chen (15)
10.17	Agreement with R. Scott Cramer dated March 30, 2010 (20)
10.18	Employment Agreement with Michael Hongjie Lan dated April 16, 2010 (21)
10.19	Services Agreement with R. Scott Cramer dated April 16, 2010 (21)
10.20	Restricted Stock Award Agreement with R. Scott Cramer dated April 16, 2010 (21)
24.1	Power of Attorney (included as part of the signature page to the registration statement)
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended *
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended *

32.1	Certifications pursuant to 18 U.S.C. Section 1350 *
32.2	Certifications pursuant to 18 U.S.C. Section 1350 *
99.1	Legal Opinion from Allbright Law Offices regarding, among other things, the contractual arrangements Skystar Cayman entered into with Xian Tianxing and its stockholders, dated November 3, 2005 (10)
99.2	Legal Opinion from Allbright Law Offices regarding the transfer of the contractual arrangements from Skystar Cayman to Sida, dated April 29, 2008 (10)
99.3	Lease Agreement between Xian Tianxing and Weibing Lu dated June 1, 2007 (9)
99.4	Lease Agreement between Shanghai Siqiang Biotechnological Co., Ltd. and Weibing Lu dated June 17, 2007 (10)
99.5	Summary of Research Arrangement between Shanghai Poultry Verminosis Institute and Xian Tianxing (10)
99.6	Cooperation Agreement between Shaanxi Microbial Institute and Xian Tianxing (10)
99.7	Technology Cooperation Agreement with Fourth Military Medical University (20)

* Filed herewith.

(1)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on June 1, 2000.
(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K/A filed on January 12, 2001.
(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on September 26, 2005.
(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 14, 2005.
(5)	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB filed on April 17, 2006.
(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 5, 2007.
(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 11, 2008.
(8)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on April 2, 2008.
(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 5, 2008.
(10)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1/A filed on June 26, 2008.
(11)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on July 14, 2008.
(12)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on July 15, 2008.
(13)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on April 15, 2009.
(14)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 18, 2009.
(15)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 27, 2009.
(16)	Incorporated by reference from the Registrant’s Amendment to Registration Statement on Form S-1/A filed on June 2, 2009.
(17)	Incorporated by reference from the Registrant’s Amendment to Registration Statement on Form S-1/A filed on June 26, 2009.
(18)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 17, 2009.
(19)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on January 7, 2010.
(20)	Incorporate by reference from the Registrant’s Annual Report on Form 10-K filed on March 31, 2010.
(21)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 19, 2010.
(22)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1 filed on June 1, 2010.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 16, 2010	SKYSTAR BIO-PHARMACEUTICAL COMPANY

	By:	/s/ Weibing Lu
Weibing Lu Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Michael H. Lan
Michael H. Lan Chief Financial Officer (Principal Financial and Accounting Officer)