Form 10-Q
period 2010-09-30
SKYSTAR BIO-PHARMACEUTICAL CO
filed 2010-11-15
CIK 1076939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 2, 2010, the Registrant had 7,161,919 shares of Common Stock outstanding.

SKYSTAR BIO-PHARMACEUTICAL COMPANY

FORM 10-Q

INDEX

		Page Number

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	4

	Consolidated Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009	4

	Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the Three Months and Nine Months Ended September 30, 2010 and 2009 (unaudited)	5

	Consolidated Statements of Shareholders’ Equity (unaudited)	6

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009 (unaudited)	7

	Notes to the Consolidated Financial Statements as of September 30, 2010 (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 4.	Controls and Procedures	42

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3.	Defaults Upon Senior Securities	43

Item 5.	Other Information	43

Item 6.	Exhibits	43

SIGNATURES		45

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements usually contain the words “estimate,” “anticipate,” “believe,” “expect,” or similar expressions, and are subject to numerous known and unknown risks and uncertainties. In evaluating such statements, prospective investors should carefully review various risks and uncertainties identified in this Report, including the matters set forth under the captions “Risk Factors” and in our other SEC filings. These risks and uncertainties could cause our actual results to differ materially from those indicated in the forward-looking statements. We undertake no obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

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

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	Unaudited
ASSETS

CURRENT ASSETS:
Cash	$2,032,484	$11,699,398
Accounts receivable, net of allowance for doubtful accounts of $334,562 and $327,857 as of September 30, 2010 and December 31, 2009, respectively	5,943,592	4,383,187
Inventories, net of allowance of $267,833 and $199,460 as of September 30, 2010 and December 31, 2009, respectively	14,982,786	4,074,645
Deposits and prepaid expenses	16,022,324	11,900,314
Other receivables	2,143,236	490,712
Total current assets	41,124,422	32,548,256

PLANT AND EQUIPMENT, NET	13,381,951	8,829,058

CONSTRUCTION-IN-PROGRESS	10,631,246	9,389,120

OTHER ASSETS:
Long-term prepayments	851,135	1,173,427
Long-term prepayments for acquistions	7,944,579	6,806,880
Intangible assets, net	3,317,821	1,860,172
Total other assets	12,113,535	9,840,479
Total assets	$77,251,154	$60,606,913

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$531,241	$297,567
Other payables and accrued expenses	2,274,163	917,284
Short-term loans	1,719,155	220,050
Short-term loans from shareholders	-	110,025
Deposits from customers	925,216	1,275,958
Taxes payable	3,238,326	722,106
Shares to be issued to related parties	302,372	327,374
Due to related parties	151,715	185,024
Total current liabilities	9,142,188	4,055,388

OTHER LIABILITIES:
Deferred government grant	1,122,750	1,100,250
Derivative liability	825,025	1,538,686
Total other liabilities	1,947,775	2,638,936
Total liabilities	11,089,963	6,694,324

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, Nil Series "A" shares authorized as of September 30, 2010 and December 31, 2009 48,000,000 Series "B" shares authorized, Nil Series "B" shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	-	-
Common stock, $0.001 par value, 40,000,000 shares authorized, 7,106,705 and 6,989,640 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	7,105	6,989
Paid-in capital	35,450,048	34,580,096
Statutory reserves	3,879,077	3,879,077
Retained earnings	22,697,347	12,574,906
Accumulated other comprehensive income	4,127,614	2,871,521
Total shareholders' equity	66,161,191	53,912,589
Total liabilities and shareholders' equity	$77,251,154	$60,606,913

The accompanying notes are an integral part of these consolidated financial statements.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATION AND OTHER COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2010	2009	2010	2009

REVENUE, NET	$18,569,747	$12,777,095	$31,703,531	$22,844,099

COST OF REVENUE	8,506,137	6,107,477	14,702,419	11,012,672

GROSS PROFIT	10,063,610	6,669,618	17,001,112	11,831,427

OPERATING EXPENSES:
Research and development	208,197	398,685	444,280	882,732
Selling expenses	709,188	412,051	1,312,132	1,204,653
General and administrative	1,281,731	878,866	2,899,315	1,818,920
Total operating expenses	2,199,116	1,689,602	4,655,727	3,906,305

INCOME FROM OPERATIONS	7,864,494	4,980,016	12,345,385	7,925,122

OTHER INCOME (EXPENSE):
Other income (expense), net	(28,265)	79,068	8,409	78,526
Interest income (expense), net	5,356	9,148	(12,436)	8,662
Change in fair value of derivative liability	141,057	1,092,824	(18,269)	(349,332)
Total other income (expense), net	118,148	1,181,040	(22,296)	(262,144)

INCOME BEFORE PROVISION FOR INCOME TAXES	7,982,642	6,161,056	12,323,089	7,662,978

PROVISION FOR INCOME TAXES	1,334,843	813,722	2,200,648	1,367,797

NET INCOME	6,647,799	5,347,334	10,122,441	6,295,181

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	1,015,911	(8,037)	1,256,093	(62,718)

COMPREHENSIVE INCOME	$7,663,710	$5,339,297	$11,378,534	$6,232,463

EARNINGS PER SHARE:
Basic	$0.93	$0.77	$1.43	$1.30
Diluted	$0.93	$0.76	$1.42	$1.29

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic	7,119,585	6,960,028	7,103,365	4,824,306
Diluted	7,147,124	7,025,343	7,116,520	4,890,712

The accompanying notes are an integral part of these consolidated financial statements.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

								Accumulated
						Retained earnings		other
	Preferred stock		Common stock		Paid-in	Statutory		comprehensive
	Shares	Amount	Shares	Amount	capital	reserves	Unrestricted	income	Total
BALANCE, January 1, 2009, as adjusted	2,000,000	$2,000	3,733,038	$3,733	$15,237,267	$2,952,710	$4,649,341	$2,857,607	$25,702,658

Shares issued for services			8,828	8	46,757				46,765
Fractional shares due to the ten-for-one reverse split			1,772	2	(2)				-
Shares issued for cash			3,220,000	3,220	19,070,461				19,073,681
Foreign currency translation								(62,718)	(62,718)
Net income							6,295,181		6,295,181
Appropriation to statutory reserves						802,405	(802,405)		-

BALANCE, September 30, 2009 (unaudited)	2,000,000	2,000	6,963,638	6,963	34,354,483	3,755,115	10,142,117	2,794,889	51,055,567

Shares issued for services			3,610	4	16,245				16,249
Cancellation of preferred stock	(2,000,000)	(2,000)			2,000				-
Cash receipts of shares issued				-	-				-
Cashless exercise of warrants			22,392	22	207,368				207,390
Foreign currency translation								76,632	76,632
Net income							2,556,751		2,556,751
Appropriation to statutory reserves						123,962	(123,962)		-
									-
BALANCE, December 31, 2009	-	-	6,989,640	6,989	34,580,096	3,879,077	12,574,906	2,871,521	53,912,589

Shares issued for services			9,166	9	41,238				41,247
Cashless exercise of warrants			107,899	107	1,511,496				1,511,603
Reclassification of purchase option to derivative liability					(779,674)				(779,674)
Stock compensation					96,892				96,892
Foreign currency translation								1,256,093	1,256,093
Net income							10,122,441		10,122,441
Appropriation to statutory reserves									-

BALANCE, September 30, 2010 (unaudited)	-	$-	7,106,705	$7,105	$35,450,048	$3,879,077	$22,697,347	$4,127,614	$66,161,191

The accompanying notes are an integral part of these consolidated financial statements.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

	Nine months ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,122,441		$6,295,181
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	515,178		384,465
Amortization	125,591		115,621
Allowance for slow moving inventories	63,177		-
Common stock issued for services	16,245		46,765
Common stock to be issued to related parties for compensation	96,892		125,041
Change in fair value of derivative liability	18,269		349,332
Change in operating assets and liabilities
Accounts receivable	(1,445,225)		(3,673,207)
Inventories	(10,699,989)		(4,534,194)
Deposits and prepaid expenses	(3,674,364)		(232,333)
Other receivables	(583,082)		(33,819)
Accounts payable	69,181		(268,295)
Other payables and accrued expenses	726,855		(166,351)
Deposits from customers	(370,290)		101,562
Taxes payable	2,458,008		1,483,034
Net cash used in operating activities	(2,561,113)		(7,198)

CASH FLOWS FROM INVESTING ACTIVITIES:
Refunds of prepayments for potentital acquistions	-		2,711,182
Proceeds from loan receivable	-		2,288,490
Addition to loan receivable	-		(2,579,984)
Prepayment for acquisitions	(4,673,367)		-
Loans to third parties	(441,300)		(1,832,563)
Purchases of plant and equipment	(2,527,188)		(1,742,284)
Purchases of intangible assets	(1,883)		(1,172,720)
Payments on construction-in-progress	(788,797)		(1,237,802)
Net cash used in investing activities	(8,432,535)		(3,565,681)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in restricted cash	-		80,673
Proceeds from short-term loans	1,799,621		219,885
Repayment of short-term loans	(330,975)		(747,609)
Proceeds from equity offering	-		18,411,496
Proceeds from short term investment	-		351,816
Repayment of shareholder and directors	(110,325)		(307,839)
Proceeds from shareholder and directors	-		109,943
Due (from) to related parties	(34,859)		(254,236)
Net cash provided byfinancing activities	1,323,462		17,864,129

EFFECT OF EXCHANGE RATE CHANGES ON CASH	3,272		(70,669)

DECREASE IN CASH	(9,666,914)		14,220,581

CASH, beginning of period	11,699,398		576,409

CASH, end of period	$2,032,484		$14,796,990

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$11,368		$51,993
Cash paid for income taxes	$579,670		$794,660
Non-cash investing and financing activities
Long-term prepayment transferred to construction-in-progress	$-		$2,492,030
Long-term prepayment transferred to intangible assets	$1,518,660		$-
Long-term prepayment transferred to plant and equipment	$1,931,720	$
Construction-in-progress transferred to plant and equipment	$1,347,489		$-
Interest expense capitalized as construction-in-progress	$-		$51,596
Cashless exercise of warrants	$1,511,603		$-
Issuance of common stock accrued in privous year	$25,002		$-
Expense paid through Long-term prepayment	$294,200		$-
Expense paid through contribution receivable	$-		$662,185

The accompanying notes are an integral part of these consolidated financial statements.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
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

All of the Company’s operations are carried out by Xian Tianxing Bio-Pharmaceutical Co., Limited (“Xian Tianxing”), a PRC joint stock company that the Company controls through contractual arrangements originally between Skystar Cayman and Xian Tianxing. On March 10, 2008, the Company entered into a series of agreements transferring all of the rights and obligations of Skystar Cayman under the contractual arrangements to Sida Biotechnology (Xian) Co., Ltd. (“Sida”), a PRC company that is wholly owned by Fortunate Time International Limited (“Fortunate Time”), a Hong Kong company and wholly owned subsidiary of Skystar Cayman. Xian Tianxing also has a wholly owned subsidiary, Shanghai Siqiang Biotechnological Co., Ltd. (“Shanghai Siqiang”), a PRC company.

As a result of these contractual arrangements, which obligates Sida to absorb all of the risk of loss from Xian Tianxing’s activities and enable Sida to receive all of its expected residual returns, the Company accounts for Xian Tianxing as a variable interest entity (“VIE”) under the Financial Accounting Standards Board’s (“FASB”) interpretation on consolidation of variable interest entities.  Accordingly, the Company consolidates Xian Tianxing’s results, assets, and liabilities.

Sida was established by Fortunate Time on July 10, 2007 with registered capital of $5,000,000. Fortunate Time invested $2,000,000 into Sida on July 20, 2007, which amount is payable to Skystar Cayman. On July 9, 2009, Fortunate Time invested the remaining $3,000,000 into Sida. Xi’an High Technology District approved Sida’s application to increase its registered capital to $15,000,000 on July 13, 2009. On July 15, 2009, Sida received $10,000,000 additional registered capital from Fortunate Time. The funds from Fortunate Time for $13,000,000 were from the cash proceeds of the equity offering that is further discussed in Note 14.

Current developments

On September 18, 2009, Skystar Bio-Pharmaceutical Inc. (“Skystar California”) was incorporated in California and became a wholly-owned subsidiary of Skystar.

On May 7, 2010, Fortunate Time formed Skystar Biotechnology (Kunshan) Co., Limited (“Skystar Kunshan”) in Kunshan, Jiangsu province, China with registered capital of $15,000,000, of which $2,250,000 has been paid by Fortunate Time in cash, and the remaining $12,750,000 is due by May 7, 2012. Kushan was formed in connection with a potential acquisition of assets (see Note 10).

On Augusts 11, 2010, Sida became the parent company of Skystar Biotechnology (Jingzhou) Co., Limited (“Skystar Jingzhou”), a company established in Jingzhou, Hubei Province, China on February 5, 2010, with registered capital of approximately $3.8 million, of which $3.5 million has been paid.  The remaining $0.3 million is required to be invested by April 6, 2012.

Hereinafter, Skystar, Skystar California, Skystar Cayman, Fortunate Time, Sida, Xian Tianxing, Shanghai Siqiang, Skystar Kunshan, and Skystar Jingzhou are sometimes collectively referred to as the “Company.”

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include the financial statements of the Company, its wholly-owned subsidiaries, and its VIEs.  All significant inter-company transactions and balances between the Company, its subsidiaries, and its VIEs have been eliminated in consolidation.

Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

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

Foreign currency translation

The Company uses the United States dollar (“U.S. dollar”) for financial reporting purposes and the Chinese Renminbi (“RMB”) as its functional currency. The Company’s subsidiaries and VIE maintain their books and records in their functional currency, being the primary currency of the economic environment in which their operations are conducted.

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

The quotation of the exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the People's Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People's Bank of China. The rates of exchange quoted by the People’s Bank of China on September 30, 2010 and December 31, 2009 were RMB 6.68 and RMB 6.82 to US $1.00, respectively.  The average translation rates of RMB 6.80 and RMB 6.84 to US $1.00 was applied to the income statement accounts for the nine months ended September 30, 2010 and 2009, respectively. For the three months ended September 30, 2010 and 2009, the average translation rates were RMB 6.76 and RMB 6.84 to US $1.00, respectively.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Approval of foreign currency payments by the People’s Bank of China or other institutions requires submitting a payment application form together with invoices, shipping documents, and signed contracts. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Fair values of financial instruments

The accounting standards regarding fair value of financial instruments and related fair value measurements defines financial instruments and requires fair value disclosures of those financial instruments.  This accounting standard defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures.  Current assets and current liabilities qualify as financial instruments and management believes their carrying amounts are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and, if applicable, their current interest rates are equivalent to interest rates currently available.  The three levels of valuation hierarchy are defined as follows:

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

As a result of the foregoing adoption, 309,100 common stock purchase warrants previously treated as equity instruments pursuant to the derivative liability treatment exemption are no longer afforded equity treatment because the exercise price of the warrants is denominated in U.S. dollars, a currency other than the Company’s functional currency, the RMB. As a result, the warrants are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these warrants are recognized currently in earnings until such time as the warrants are exercised or expired.

As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in February 2007. On January 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, $230,877 to beginning retained earnings and $877,631 to warrant liability to recognize the fair value of such warrants. On June 30, 2009, the Company and Rodman & Renshaw, LLC, as representative of underwriters (the "Underwriters") entered into an Underwriting Agreement in connection with a public offering of the Company’s common stock. In connection with this offering, the Company agreed to grant 140,000 common stock purchase options to five designees of the Underwriters. All those options were provided for services performed, and in accordance with the terms of the option agreement, the holders were entitled to exercise the options starting on June 30, 2010. Therefore, as of June 30, 2010, the purchase options were reclassified from equity to warrants liabilities, and the Company reclassified $779,674 from additional paid in capital to derivative liability.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

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

These warrants and options do not trade in an active securities market, and, as such, the Company estimates the fair value of these instruments using the Black-Scholes Option Pricing Model (“Black-Scholes Model”) using the following assumptions:

	Warrants (1)	Warrants (2)
	December 31, 2009	September 30, 2010	December 31, 2009	Purchase options (3) September 30, 2010
		(Unaudited)		(Unaudited)
Stock price	$10.10	$6.37	$10.10	$6.37
Exercise price	$6.00	$5.00	$5.00	$8.11
Annual dividend yield	-	-	-	-
Expected term (years)	0.17	1.42	2.17	3.75
Risk-free interest rate	0.04%	0.35%	1.14%	0.96%
Expected volatility	34%	80%	178%	143%

(1)	As of December 31, 2009, 145,000 warrants with an exercise price of $6.00 were outstanding. As of September 30, 2010, all of these warrants were exercised on a “cashless” basis.

(2)	As of December, 31, 2009, 107,254 warrants with an exercise price of $5.00 were outstanding. As of September 30, 2010, 34,230 warrants were outstanding.

(3)	As of September 30, 2010, 140,000 options with an exercise of $8.11 were outstanding.

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

The fair value of the 174,230 warrants and options outstanding as of September 30, 2010 was determined using the Black-Scholes Model, defined in the FASB’s accounting standard of fair value measurement as level 2 inputs, and we recorded the change in earnings. As a result, the warrant liability is carried on the consolidated balance sheets at fair value.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2010:

	Carrying Value at September 30, 2010	Fair Value Measurement at September 30, 2010
		Level 1	Level 2	Level 3
Derivative liability (unaudited)	$825,025	$—	$825,025	$—

The Company recognized a gain of $141,057 and $1,092,824 from the change in fair value of derivative liability for the three months ended September 30, 2010 and 2009, respectively, and a loss of $18,269 and $349,332 for the nine months ended September 30, 2010 and 2009, respectively.

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a non-recurring basis.  Generally, assets are recorded at fair value on a non-recurring basis as a result of impairment charges.  For the three and nine months ended September 30, 2010, there were no impairment charges.

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

There are two types of sales upon which revenue is recognized:

a.	Credit sales: revenue is recognized when the products have been delivered to the customers.

b.	Full payment before delivering: revenue is recognized when the products have been delivered to the customers.

Shipping and handling costs related to goods sold are included in selling expenses, which totaled $393,344 and $296,170 for the three months ended September 30, 2010 and 2009, respectively, and $678,224 and $605,911 for the nine months ended September 30, 2010 and 2009, respectively.

The Company’s revenue and cost of revenue by product line for the three and nine months ended September 30, 2010 and 2009 were as follows:

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Micro-organism	$4,700,623	$3,186,453	$7,892,296	$5,815,280
Veterinary Medications	12,366,426	8,483,233	21,095,705	14,999,173
Feed Additives	737,077	539,856	1,341,654	1,003,628
Vaccines	765,621	567,553	1,373,876	1,026,018
Total Revenue	18,569,747	12,777,095	31,703,531	22,844,099

Cost of Revenue
Micro-organism	1,186,977	786,741	2,050,907	1,560,588
Veterinary Medications	6,950,838	5,069,745	11,970,865	8,938,770
Feed Additives	289,262	205,543	536,292	404,349
Vaccines	79,060	45,448	144,355	108,965
Total Cost of Revenue	8,506,137	6,107,477	14,702,419	11,012,672
Gross Profit	$10,063,610	$6,669,618	$17,001,112	$11,831,427

Cash

Cash includes cash on hand, demand deposits with banks, and liquid investments with an original maturity of three months or less.

Restricted cash

Restricted cash is comprised of amounts received from the PRC government as subsidies and set aside for specific uses (see Note 13).  Restricted cash is maintained as bank deposits and reflected as current assets based on the expected period when such funds will be put into their specific uses.

Accounts receivable and other receivables

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed. The Company uses the aging method to estimate the allowance for anticipated uncollectible receivable balances. Under the aging method, bad debt percentages determined by management, based on historical experience and current economic climate, are applied to customers’ balances categorized by the number of months the underlying invoices have remained outstanding. At each reporting period, the allowance balance is adjusted to reflect the amount computed as a result of the aging method. When facts subsequently become available to indicate that the allowance provided requires an adjustment, a corresponding adjustment is made to the allowance account as a change in estimate. The ultimate collection of the Company’s accounts receivable may take one year. Delinquent account balances are reserved after management determines that the likelihood of collection is not probable, and known bad debts are written-off against allowance for doubtful accounts when identified.

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

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs that do not improve or extend the useful lives of the assets are charged to operations as incurred, while renewals and betterments are capitalized. Gains and losses on disposals are included in the results of operations. Estimated useful lives of the assets are as follows:

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Estimated Useful Life
Buildings	20-40 years
Machinery and equipment	10 years
Computer, office equipment and furniture	5 years
Vehicles	5-10 years

Management assesses the carrying value of plant and equipment annually, more often when factors indicating impairment are present, and reduces the carrying value of such assets by the amount of the impairment. The Company determines the existence of such impairment by measuring the expected future cash flows (undiscounted and without interest charges) and comparing such amount to the net asset carrying value. An impairment loss, if it exists, is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Based on its review, management believes that, as of September 30, 2010 and December 31, 2009, there was no impairment for its plant and equipment.

Construction-in-progress

Construction-in-progress includes direct costs of construction of a factory building. Interest incurred during the period of construction, if significant, is capitalized. All other interest is expensed as incurred. Construction-in-progress is not depreciated until such time as the asset is completed and put into service.

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

Impairment of Intangible Assets — The Company evaluates the carrying value of intangible assets annually or more often when factors indicating impairment are present. The Company determines the existence of such impairment by measuring the estimated future cash flows (undiscounted) and comparing such amount to the net asset carrying value. If the undiscounted cash flow estimated to be generated by any such intangible asset is less than its carrying amount, a loss is recognized based on the amount by which the carrying amount exceeds the intangible asset’s fair market value. Loss on intangible assets to be disposed of is determined in a similar manner, except that fair market values are reduced by the cost of disposal. Based on its review, the Company believes that, as of September 30, 2010, there was no impairment of its intangible assets.

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

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Research and development costs

Research and development costs are charged to operations as incurred and include salaries, professional fees, and technical support fees related to such efforts.

Advertising costs

Advertising costs are charged to operations currently. Advertising costs for the three months ended September 30, 2010 and 2009 were $8,383 and $28,583, respectively, and for the nine months ended September 30, 2010 and 2009 were $14,852 and $104,450, respectively.

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

Further, in accordance with this accounting standard, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. The adoption had no effect on the Company’s consolidated financial statements.  Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred.  No significant penalties or interest relating to income taxes were incurred during the nine months ended September 30, 2010 and 2009.

The Company’s operations are subject to income and transaction taxes in the United States and in the PRC jurisdictions. Significant estimates and judgments are required in determining the Company’s worldwide provision for income taxes. Some of these estimates are based on interpretations of existing tax laws or regulations. The ultimate amount of tax liability may be uncertain as a result.

The Company does not anticipate any events that could cause a change to these uncertainties.

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

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

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

Business combinations

Effective January 1, 2009, the Company adopted the accounting standard regarding business combinations. This standard retains the fundamental requirements that the acquisition method of accounting (which this standard called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This standard requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces the old accounting standard’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Recently issued accounting pronouncements

In December 2009, FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The Company adopted this standard, and the standard did not have a material effect on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-01, Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The Company adopted this standard, and the standard did not have material effect on the Company’s consolidated financial statements.

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
September 30, 2010
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

In April 2010, the FASB issued Accounting Standard Update 2010-17, “Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition” or ASU 2010-17. This Update provides guidance on the recognition of revenue under the milestone method, which allows a vendor to adopt an accounting policy to recognize all of the arrangement consideration that is contingent on the achievement of a substantive milestone (milestone consideration) in the period the milestone is achieved. The pronouncement is effective on a prospective basis for milestones achieved in fiscal years and interim periods within those years, beginning on or after June 15, 2010. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

Note 3 - CONCENTRATIONS AND CREDIT RISK

The Company’s operations are all carried out in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, and by the general state of the PRC’s economy. The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic, and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions that, from time to time, may exceed federally insured limits for the banks located in the United States. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. As of September 30, 2010 and December 31, 2009, the Company had deposits in excess of federally insured limits (including restricted cash) of $1,363,281 and $11,504,970, respectively. The Company has not experienced any losses in such accounts.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

For the three and nine months ended September 30, 2010 and 2009, all of the Company’s sales occurred in the PRC. No major customers accounted for more than 10% of the Company’s total revenue. In addition, all accounts receivable at September 30, 2010 and December 31, 2009 also arose in the PRC.

The Company’s four largest vendors accounted for approximately 46% of total purchase for the three months ended September 30, 2010, while the Company’s two largest vendors accounted for approximately 42% of the Company’s total purchase for the three months ended September 30, 2009. The Company’s four largest vendors accounted for approximately 44% of total purchase for the nine months ended September 30, 2010, while the Company’s two largest vendors accounted for approximately 37% of total purchase for the nine months ended September 30, 2009. As of September 30, 2010 and 2009, there were no amounts due to those vendors.

The Company had one product that accounted for 27% and 25% of the Company’s total revenue for the three and nine months ended September 30, 2010, respectively, while the same product accounted for 20% and 26% of the Company’s total revenue for the three and nine months ended September 30, 2009, respectively.

Note 4 - ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)
Account receivable	$6,278,154	$4,711,044
Allowance for bad debts	(334,562)	(327,857)
Account receivable, net	$5,943,592	$4,383,187

The following table presents the movement of allowance for doubtful accounts:

Allowance for bad debt, January 1, 2009	$327,857
Addition	—
Recovery	—
Translation adjustment	—
Allowance for bad debt, December 31, 2009	327,857
Addition	288,757
Recovery	(287,581)
Translation adjustment	5,529
Allowance for bad debt, September 30, 2010 (unaudited)	$334,562

Note 5 – INVENTORIES

Inventories consisted of the following:
	September 30, 2010	December 31, 2009
	(Unaudited)
Raw materials	$10,025,393	$2,997,481
Packing materials	1,176,618	159,620
Work-in-process	8,007	886
Finished goods	4,013,313	1,096,547
Other	27,288	19,571
Total	15,250,619	4,274,105
Less: Allowance for slow moving raw materials	(267,833)	(199,460)
Total	$14,982,786	$4,074,645

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

The Company periodically reviews its reserves for slow-moving and obsolete inventories. As of September 30, 2010 and December 31, 2009, the Company recorded slow moving allowance for raw materials of $267,833 and $199,460, respectively.

Note 6 - DEPOSITS AND PREPAID EXPENSES

Deposits and prepaid expenses were comprised of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)
Prepayment for raw materials purchasing	$15,203,882	$10,990,913
Prepayment for packaging materials purchasing	490,422	489,392
Other	328,020	420,009
Total	$16,022,324	$11,900,314

Note 7 - PLANT AND EQUIPMENT, NET

Plant and equipment consisted of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)
Building and improvements	$11,317,831	$6,798,616
Machinery and equipment	3,588,696	3,035,814
Office equipment and furniture	205,861	191,424
Vehicles	510,195	485,156
Total	15,622,583	10,511,010
Less: accumulated depreciation	(2,240,632)	(1,681,952)
Plant and equipment, net	$13,381,951	$8,829,058

As of December 31, 2009, the Company made a deposit of $439,927 on a new office building.  In January 2010, the purchase was completed, and the total purchase cost of $1,604,709 was transferred to fixed asset in March 2010. The Company transferred $1,347,489 from construction-in-progress to buildings after the construction of its new micro-organism facility was completed in the second quarter of 2010.

Depreciation expense was $215,330 and $158,512 for the three months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010 and 2009, depreciation expense was $515,178 and $384,465, respectively.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 8 - CONSTRUCTION-IN-PROGRESS

Construction-in-progress (“CIP”) relates to a plant being built in accordance with the PRC’s Good Manufacturing Practices (“GMP”) Standard. Construction on this plant commenced in 2005. The veterinary medicine facility and the building that houses quality control, research and development, and administration were completed during 2007, and, during the nine months ended September 30, 2010, the micro-organism facility and some general facility improvements were completed and placed in service, which resulted in a transfer from CIP to property, plant and equipment of $1,347,489. No depreciation is provided for construction-in-progress until such time as the assets are completed and placed into service.

The construction projects the Company was in the progress of completing are as follows:

	Total in CIP as of	Estimate cost to	Estimated	Estimated
Project	9/30/2010	Complete	Total Cost	Completion Date
Vaccine facility	$10,557,608	-	$10,557,608	December 2010
Skystar Kunshan facility	73,638	$1,471,000	$1,544,638	December 2011
TOTAL CIP Balance	$10,631,246	$1,471,000	$12,102,246

The construction of the vaccine facility was completed in June 2010.  The Company also finished installing, tooling, and testing the equipment and submitted an application for GMP certification to the Ministry of Agriculture. The Company is currently waiting for a response from the Ministry of Agriculture.

The construction of the facility in Kunshan for Skystar Kunshan will begin after the title of land use right is transferred (see Note 10). The Company expects that 50% of the construction will be completed by June 2011, and the remaining construction will be completed by December 2011.

As of September 30, 2010 and December 31, 2009, the Company had CIP amounting to $10,631,246 and $9,389,120, respectively. No interest expense had been capitalized for construction for CIP for the three and nine months ended September 30, 2010. For the three and nine months ended September 30, 2009, $11,546 and $51,596, respectively, was capitalized for CIP.

Note 9 - LONG-TERM PREPAYMENTS

Long-term prepayments consisted of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)
R&D project	$-	$293,400
Construction deposit	851,135	$440,100
Deposit for building and equipment purchase	-	439,927
Total	$851,135	$1,173,427

In 2009, the Company prepaid $293,400 (RMB 2,000,000) to a vendor for equipment and raw materials related to a research and development project on nano-technology in the prevention of milk cow disease. As of September 30, 2010, the entire prepayment was used for expenses incurred for this project, and the project started its trial phase in the third quarter of 2010 (see Note 19).

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

As of December 31, 2009, deposits totaling $439,927 (RMB 2,998,820) were made for the purchase of a new office building.  The purchase was completed and the deposit transferred to fixed asset in March 2010.  Additional prepayments made in 2010 were transferred to fixed assets as of September 30, 2010.

Note 10 - LONG-TERM PREPAYMENTS FOR ACQUISITIONS

On August 11, 2010, the Hubei acquisition was completed.  The Company paid $3,682,620 (RMB 24,600,000) to acquire the assets of the Hubei-based veterinary manufacturer through its bankruptcy proceedings. The purchase price was prepaid in 2009.  In connection with the acquisition, an independent third party appraiser, who is a certified public appraiser under the laws of PRC, was engaged by the Company to perform an appraisal of the assets acquired.  The purchase price was allocated to fixed assets of $1.5 million (RMB 10,160,000), land use rights of $1.2 million (RMB 8,324,000), and patents of $299,400 (RMB 2.0 million). Approximately $3.0 million (RMB 20,484,000) was transferred as investment on Skystar Jingzhou, and approximately $0.6 million (RMB 4,116,000) was expensed.

The Company had paid $7,944,579 (RMB 53,070,000) in an attempt to acquire a Jiangsu-based micro-organism manufacturer, and the Jiangsu acquisition is projected to be completed in the fourth quarter of 2010. The Company received the title of land use right in October 2010.

Deposits made for potential acquisitions amounted to $7,944,579 and $6,806,880 at September 30, 2010 and December 31, 2009, respectively, of which $796,404 and $6,806,880, respectively, were held by an unrelated third party engaged to identify and facilitate acquisition targets for the Company. All potential acquisitions are contingent upon the Company successfully negotiating with the selling parties, the ultimate date of which cannot be readily determined. Deposits are refundable if negotiations are not successful.

Note 11 – INTANGIBLE ASSETS

Intangible assets consisted of the following:
	September 30, 2010	December 31, 2009
	(Unaudited)
Land use rights	$1,634,620	$378,853
Technological know-how	2,095,800	2,053,800
Patent	299,400	-
Total	4,029,820	2,432,653
Less: accumulated amortization	(711,999)	(572,481)
Intangible assets, net	$3,317,821	$1,860,172

In 2009, the Company paid $1,197,600 (RMB 8,000,000) for the transfer of a fish disease vaccine technology for an eleven-year term from September 2009 through September 2020, and this amount was included in technological know-how at September 30, 2010 and December 31, 2010. The technology was transferred to the Company on June 17, 2010, and the Company began using such technology since that date and recorded the amortization expense based on the remaining term.

For the three months ended September 30, 2010 and 2009, the amortization expense for intangible assets amounted to $48,458 and $38,551, respectively. For the nine months ended September 30, 2010 and 2009, the amortization expense for intangible assets amounted to $125,591 and $115,621, respectively.

Amortization expense for the future five years and thereafter is as follows:

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Years ending December 31,	Amount
(Unaudited)
2010	$139,502
2011	376,219
2012	351,269
2013	226,519
2014	226,519
thereafter	1,997,793
Total	$3,317,821

Note 12 – SHORT-TERM LOANS

On January 14, 2009, the Company signed a one year short-term loan contract with Shaanxi Agricultural Yanta Credit Union for $220,050 (RMB 1,500,000) at an annual interest rate of 8.66% for operating purposes secured by the personal property of Weibing Lu, the Company’s Chief Executive Officer. This amount was paid off on January 15, 2010.  On August 24, 2010, the Company borrowed a one year short-term loan with the same bank for $748,500 (RMB 5,000,000) at an annual interest rate of 7.22% for operating purpose. This loan was secured by the Company’s office buildings located in Xi’an City with fair market value of approximately $1.2 million.

The Company entered into line of credit agreement with Bank of East-Asia that allows the Company to borrow up to $3,000,000 (RMB 20,000,000). This line of credit agreement expires within two years starting with the first withdrawal. The Company withdrew $462,573 (RMB 3,090,000) and $508,082 (RMB 3,394,000) on July 9, 2010 and September 9, 2010, respectively, at an annual interest rate of 6.372% and maturity three months after each withdrawal. This line of credit is secured by the Company’s land use right and manufacturing plant located in Huxian County.

Interest expense incurred and associated with the short-term loans amounted to $9,806 and $11,171 for the three and nine months ended September 30, 2010, respectively, none of which has been capitalized as part of CIP in 2010. Interest expense incurred and associated with the short-term loan amounted to $11,546 and $51,596 for the three and nine months ended September 30, 2009, respectively, all of which has been capitalized as part of CIP.

Note 13 - DEFERRED GOVERNMENT GRANT

Deferred government grant represents subsidies for GMP projects granted by the PRC government.  To date, the Company received government subsidies totaling $1,122,750.

According to PRC government regulations, the funds granted may be treated as capital contributed by a company appointed by the PRC government or as a loan from such company, which the Company will be required to repay. As of September 30, 2010, the Company has not reached a final agreement with the PRC government regarding the treatment of these subsidies as either a loan or capital contribution, and the Company does not expect to reach final agreement by the end of its current fiscal year. Therefore, these amounts are reflected as non-current liabilities in the accompanying consolidated financial statements.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 14 - CAPITAL TRANSACTIONS

On May 12, 2009, the Company effectuated a 1-for-10 reverse stock split of its issued and outstanding shares of common stock and a proportional reduction of its authorized shares of common stock. On November 16, 2009, the Company effectuated a 2-for-1 forward split of its issued and outstanding common stock and a proportional increase of its authorized shares of common stock. The amounts of common stock, warrants, and options disclosed in the Company’s consolidated financial statements and the footnotes thereto that were issued subsequent to such stock splits, including the financial statements for the three and nine months ended September 30, 2010 and these footnotes, have been retroactively restated to reflect both the reverse stock split and the forward stock split.

Preferred stock

On June 25, 2009, the Company’s board of directors concluded that 2,000,000 shares of series “A” preferred stock issued in 2001 were not valid because no certificate of designation was filed prior to their issuance as required under Nevada corporate law. On December 21, 2009, the Company instructed its transfer agent to remove these preferred shares officially from its shareholder records. As of September 30, 2010 and December 31, 2009, no share of series “A” preferred stock was authorized or outstanding, respectively.

Stock-based compensation

On March 30, 2010, the Company agreed to issue 2,500 shares of common stock to a non-executive director in exchange for services unrelated to his directorship.  On April 16, 2010, the Company entered into an agreement with this director, agreeing to issue 10,000 shares of common stock to that director for one-year's service beginning April 1, 2010.  The common stock compensation would vest in four equal installments of 2,500 each quarter. The trading value of the Company’s common stock on March 30, 2010 and April 16, 2010 was $11.74 and $10.61 per share, respectively, and a corresponding amount of $26,525 and $80,075 was charged to general and administrative expense for the three and nine months ended September 30, 2010, respectively.

The Company accrued $382,447 and $302,372 under shares to be issued as of September 30, 2010 and December 31, 2009, respectively, which represented 54,834 and 47,334 common shares to be issued to that non-executive director for his service provided for the period from May 2008 to September 30, 2010 and for the period from May 2008 to December 2009, respectively. Based on the 2010 agreement, restricted stock is treated as an equity award and recorded as contra equity instead of shares to be issued.  As of September 30, 2010, these shares have not been issued. The Company issued 52,334 common shares to the director on October 25, 2010.

On May 26, 2009, the Company renewed a one-year service agreement with the former CFO and agreed to issue 14,440 shares of common stock, which would vest in four equal installments of 3,610 shares every quarter starting August 5, 2009. Compensation expense is recognized on a straight-line basis over the vesting period.  In February 2010, 10,830 shares were issued.  Effective April 16, 2010, the former CFO resigned from his position and the last installment of 3,610 shares was prorated to 2,880 shares, which shares were not issued as of September 30, 2010. The Company issued 2,880 common shares to the former CFO on October 25, 2010.  Total compensation expense of $29,205 and $24,751 were charged to general and administrative expenses for the nine months ended September 30, 2010 and 2009, respectively.

On May 26, 2009, the Company agreed to issue 5,556 shares of common stock to a director at the beginning of each term of his directorship. The trading value of the common stock on May 26, 2009 was $4.50 per share. The total value of $0 and $25,002 was charged to general and administrative expenses for the three and nine months ended September 30, 2009, respectively. As of December 31, 2009, the balance was included in shares to be issued. The Company issued 5,556 shares on February 26, 2010.  In accordance with the agreement between the Company and this director, this director must continue to serve as a member of the Board until his successor is duly elected and qualified in order to receive the shares. Since the Company has not yet held its annual shareholder meeting and no such successor has been elected, this director has continued in his position and is entitled to the compensation for the next calendar term commencing May 26, 2010, prorated for any partial time periods. The trading value of the Company’s common stock on May 26, 2010 was $8.33 per share. For the three and nine months ended September 30, 2010, $3,857 was charged to general and administrative expense.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Warrants and purchase options

On February 28, 2007, the Company issued 195,000 warrants to four investors in connection with a financing with an exercise price of $6.00 per share for a term of three years.  On the same date, the Company also issued warrants to the placement agent, exercisable for 114,100 shares of the Company’s common stock at a price of $5.00 per share for a five-year term.  For the three months ended September 30, 2010, no warrants were exercised.  For the nine months ended September 30, 2010, 218,024 warrants were exercised. The Company valued the conversion on the respective dates and recorded $0 and a loss of $159,326 from changes in fair value of warrants in the three and nine months ended September 30, 2010, respectively.

In connection with the 2009 equity offering discussed below, the Company agreed to grant 140,000 common stock purchase options to five designees of the Underwriters. The options are exercisable from June 30, 2010 to June 30, 2014, and each option is exercisable for one share of the Company’s common stock at an exercise price at $8.11 per share. All those options were provided for services performed. As of June 30, 2010, the purchase options were reclassified from equity to warrants liabilities, and the Company reclassified $779,674 from additional paid in capital to derivative liability.

Following is a summary of the status of warrants and purchase options outstanding at September 30, 2010:

Outstanding	Average Remaining
warrants/purchase options	Contractual Life (year)	Average Exercise Price
34,230	1.42	$5.00

140,000	3.75	$8.11

Following is an activity summary of the Company’s outstanding warrants and purchase options:

Outstanding as of December 31, 2008	309,100
Granted	140,000
Forfeited	—
Exercised	—
Outstanding as of September 30, 2009 (unaudited)	449,100
Granted	—
Forfeited	—
Exercised	56,846
Outstanding as of December 31, 2009	392,254
Granted	—
Forfeited	—
Exercised	218,024
Outstanding as of September 30, 2010 (unaudited)	174,230

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

2009 Equity offering

On June 30, 2009, the Company and Rodman & Renshaw, LLC, as representative of underwriters (the "Underwriters") entered into an Underwriting Agreement. Pursuant to the Underwriting Agreement, the Company agreed to issue and sell an aggregate 3,220,000 shares (including 420,000 over-allotment shares) of its common stock at a price of $6.49 per share in a public offering. The closing date of this offering was on the third business day following the effective date of the registration statement registering the shares offered, or July 3, 2009.

Incremental costs incurred of this offering, including underwriting commission, legal fees, and printing costs, were $1,730,477, and were directly deducted from the proceeds. The gross proceeds of this offering were $20,897,800. The Company received cash proceeds of $18,411,496 on July 6, 2009.

Equity Compensation Plan

On December 8, 2009, the Company’s board of directors approved a stock incentive plan for officers, directors, employees and consultants entitled the “Skystar Bio-Pharmaceutical Company 2010 Stock Incentive Plan” (the “2010 Plan”). The maximum number of shares that may be issued under the 2010 Plan is 700,000 shares of the Company’s common stock. The 2010 Plan was approved by the Company’s stockholders on December 31, 2009, and awards may be granted thereunder until December 7, 2019. As of September 30, 2010, there are 690,000 shares of the Company’s common stock remaining available for future issuance under the 2010 Plan.

Note 15 - STATUTORY RESERVES

Statutory reserves represent restricted retained earnings. Based on the legal formation of the entities, all PRC entities are required to set aside 10% of its net income as reported in its statutory accounts on an annual basis to the statutory surplus reserve fund. Once the total statutory surplus reserve reaches 50% of the entity’s registered capital, further appropriations are discretionary. The statutory surplus reserve can be used to increase the entity’s registered capital (upon approval by relevant government authorities) and eliminate its future losses under PRC GAAP (upon a resolution by the board of directors). The statutory surplus reserve is not distributable to shareholders except in the event of liquidation. As of September 30, 2010, Xian Tianxing has met the statutory surplus reserve requirement, and approximately $16,941,000 still needs to be transferred to the statutory surplus reserve from other Chinese subsidiaries.

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

Note 16 – TAXES

Skystar and Skystar California are subject to United States federal income tax provisions. Skystar Cayman is a tax-exempt company incorporated in the Cayman Islands and conducts all of its business through its subsidiaries, Fortunate Time, Sida, and Sida’s PRC VIEs, Xian Tianxing and Shanghai Siqiang.

Sida, Xian Tianxing, and Shanghai Siqiang are subject to the PRC’s Enterprise Income Tax. Pursuant to the PRC Income Tax Laws, Enterprise Income Tax is generally imposed at a statutory rate of 25% beginning on January 1, 2008. Xian Tianxing has been approved as a new technology enterprise, and under PRC Income Tax Laws is entitled to a preferential tax rate of 15%.

The following table reconciles the U.S. statutory rates to the Company's effective tax rate for the three and nine months ended September 30, 2010 and 2009:

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
U.S. Statutory rate	34.0%	34.0%	34.0%	34.0%
Foreign income not recognized in the U.S.	(34.0)	(34.0)	(34.0)	(34.0)
China income tax rate	25.0	25.0	25.0	25.0
China income tax exemption	(10.0)	(10.0)	(10.0)	(10.0)
Other item (1)	1.7	(1.8)	2.9	2.9
Total provision for income taxes	16.7%	13.2%	17.9%	17.9%

(1)
Other item is for operating expenses incurred by Skystar that are not deductible in the PRC and expenses incurred by other subsidiaries that are not deductible on the consolidated level, which resulted in an increase in effective tax rate of 1.7% and (1.8)% for the three months ended September 30, 2010 and 2009, respectively, and 2.9% and 2.9% for the nine months ended September 30, 2010 and 2009, respectively.

Taxes payable consisted of the following:
	September 30, 2010	December 31, 2009
	(Unaudited)
Income taxes payable	$1,756,074	$104,261
Value added tax	1,342,142	561,646
Other taxes	140,110	56,199
Total	$3,238,326	$722,106

The estimated tax savings due to the reduced tax rate for the three months ended September 30, 2010 and 2009 amounted to $882,464 and $640,813, respectively. If the statutory income tax had been applied, the Company would have decreased basic earnings per share from $0.93 to $0.80 and decreased diluted earnings per share from $0.92 to $0.80 for the three months ended September 30, 2010. For the three months ended September 30, 2009, the basic earnings per share would have decreased from $0.77 to $0.68, and the diluted earnings per share would have decreased from $0.76 to $0.67, if the statutory income tax had been applied.

The estimated tax savings due to the reduced tax rate for the nine months ended September 30, 2010 and 2009 amounted to $1,459,668 and $985,532, respectively. If the statutory income tax had been applied, the Company would have decreased basic earnings per share from $1.43 to $1.22 for the nine months ended September 30, 2010, and diluted earnings per share from $1.42 to $1.22. For the nine months ended September 30, 2009, the basic earnings per share would have decreased from $1.30 to $1.10, and the diluted earnings per share would have decreased from $1.29 to $1.09, if the statutory income tax had been applied.

Skystar was incorporated in the U.S. and has incurred a net operating loss for income tax purposes for the three and nine months ended September 30, 2010. As of September 30, 2010, the estimated net operating loss carryforwards for U.S. income tax purposes amounted to $4,370,119, which may be available to reduce future years’ taxable income. These carryforwards will expire, if not utilized, beginning in 2026 and through 2030. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s limited operating history and continuing losses for U.S. income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at September 30, 2010 and December 31, 2009. The valuation allowance at September 30, 2010 and December 31, 2009 was $1,485,840 and $1,553,677, respectively. The Company’s management reviews this valuation allowance periodically and makes adjustments as necessary.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $37 million as of September 30, 2010, which were included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

Note 17 - EARNINGS PER SHARE

The following is the calculation of earnings per share:

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Net income	$6,647,799	$5,347,334	$10,122,441	$6,295,181

Weighted average shares used in basic computation	7,119,585	6,960,028	7,103,365	4,824,306
Diluted effect of stock warrants	27,539	65,315	13,155	66,406
Weighted average shares used in diluted computation	7,147,124	7,025,343	7,116,520	4,890,712

Earnings per share:

Basic	$0.93	$0.77	$1.43	$1.30
Diluted	$0.93	$0.76	$1.42	$1.29

For the three months ended September 30, 2010 and 2009, the average stock price was greater than the exercise prices of warrants, which resulted in additional weighted-average common stock equivalents of 27,539 and 65,315, respectively.

For the nine months ended September 30, 2010 and 2009, the average stock price was greater than the exercise prices of warrants, which resulted in additional weighted-average common stock equivalents of 13,155 and 66,406, respectively.  140,000 outstanding purchase options were excluded from the diluted earnings per share calculation as they are anti-dilutive.

For the three and nine months ended September 30, 2009, the average stock price was greater than the exercise prices of warrants, which resulted in additional weighted-average common stock equivalents of 4,266,406 and 8,192, respectively. 140,000 outstanding purchase options were excluded from the diluted earnings per share calculation as they are anti-dilutive.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 18 - RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

Amounts receivable from and payable to related parties are summarized as follows:

	September 30, 2010	December 31, 2009
	(Unaudited)
Short-term loans from shareholders
Mr. Weibing Lu – officer and shareholder (1)	$-	$36,675
Mr. Wei Wen – officer and shareholder (1)	-	36,675
Ms. Aixia Wang – shareholder (1)	-	36,675
Total	$-	$110,025

Shares to be issued to related party
Scott Cramer – non-executive director (2)	$302,372	$302,372
Mark D. Chen – non-executive director(2)	-	25,002
Bennet Tchaikovsky(2)	-	-
Total	$302,372	$327,374

Amounts due (from) to related parties
Scott Cramer – non-executive director and shareholder (3)	68,957	143,556
Shaanxi Xingji Electronics Co. - owned by a director's wife (3)	50,600	-
Officer and shareholder	32,158	41,468
Total	$151,715	$185,024

 (1) On June 2, 2009, Weibing Lu, Wei Wen, and Aixia Wang obtained personal loans from Yanta Credit Union and advanced cash to Xian Tianxing in the total amount of $110,025. These loans were due on June 1, 2010 with 10.1% interest per annum, were guaranteed by Xian Tianxing, and were paid in full in June 2010. For the three and nine months ended September 30, 2010, Xian Tianxing paid interest of $0 and $6,070, respectively, for these loans directly. For the three and nine months ended September 30, 2009, Xian Tianxing paid interest of $2,748 and $5,630, respectively, for these loans.

(2) As of September 30, 2010 and December 31, 2009, the Company had the obligation under an agreement to issue 54,834 and 47,334 shares of common stock, respectively, to Scott Cramer as compensation valued at $382,447 and $302,372, respectively, for being a representative of the Company in the United States for the periods from May 2008 to September 30, 2010.  These shares have not been issued as of September 30, 2010, but 52,334 shares were subsequently issued on October 25, 2010, and the corresponding amount of $80,075 was charged to general and administration expense and recorded as a contra equity account.

In addition, as of December 31, 2009, the Company had the obligation under an agreement to issue 5,556 shares of common stock, respectively, to Mark D. Chen as compensation valued at $25,002 at the beginning of each term of his directorship.  The Company issued 5,556 shares on February 26, 2010.

Effective April 16, 2010, Bennet Tchaikovsky resigned as our chief financial officer, and the last installment of 3,610 shares of common stock owed to him was prorated to 2,880 shares.  These shares have not been issued as of September 30, 2010, but were subsequently issued on October 25, 2010, and the corresponding amount of $12,960 was charged to general and administration expense and recorded as a contra equity account.

(3) Shaanxi Xinji Electronics Co., Ltd. is owned by the wife of Weibing Lu. The amounts due to Shaanxi Xinji Electronics as of September 30, 2010 and December 31, 2009 were short-term cash transfers for business operations, non-interest bearing, unsecured, and payable upon demand. As of September 30, 2010 and December 31, 2009, the Company also had unpaid reimbursement due to Scott Cramer.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

Note 19 - COMMITMENTS AND CONTINGENCIES

(a) Lease commitments

The Company recognizes lease expense on a straight-line basis over the term of the lease in accordance to the FASB’s accounting standard of accounting for leases. The Company entered into a tenancy agreement for the lease of factory premises for a period of ten years from October 1, 2004 to December 31, 2014, with annual rent of $14,162 (RMB 94,600), which is subject to a 10% increase every four subsequent years.

The Company leases office space from Weibing Lu, the Company’s chief executive officer, for a period of five years from January 1, 2007 to December 31, 2011, with annual rent of approximately $24,790 (RMB 165,600). The Company also entered into a tenancy agreement with Mr. Lu for the lease of Shanghai Siqiang’s office for a period of ten years from August 1, 2007 to August 1, 2017, with annual rent of approximately $21,560 (RMB 144,000).

The Company entered into a tenancy agreement for the lease of an office space in California for a period of three years from July 1, 2009 to July 1, 2012 with monthly rent of $1,100.

The Company entered into a one-year tenancy agreement for leasing Tianxing’s sales office space in Tianjin from April 21, 2010 to April 20, 2011 with annual rent of approximately $3,600 (RMB 24,000).

The minimum future lease payments for the next five years and thereafter are as follows:

Period	Amount
(Unaudited)
Three months ending December 31, 2010	$19,325
Year ending December 31, 2011	74,607
Year ending December 31, 2012	42,318
Year ending December 31, 2013	35,718
Year ending December 31, 2014	35,718
Year ending December 31, 2015 and thereafter	55,690
Total	$263,376

Rental expense for the three months ended September 30, 2010 and 2009 amounted to $19,553 and $14,813, respectively. Rental expense for the nine months ended September 30, 2010 and 2009 amounted to $55,964 and $44,439, respectively.

(b) Legal proceedings

From time to time, the Company is involved in legal matters arising in the ordinary course of business. Management currently is not aware of any legal matters or pending litigation which would have a significant effect on the Company’s consolidated financial statements as of September 30, 2010.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

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

Subsequently, Mr. Chien, proceeding pro se, filed another lawsuit against the Company, Scott Cramer, Steve Lowe, David Wassung, and Weibing Lu in Connecticut Superior Court, alleging causes of action similar to those alleged in his federal complaint described above as well as state law causes of action. The case was removed to the U.S. District Court, District of Connecticut, and assigned to the same Judge who dismissed Mr. Chien’s related federal action. On June 8, 2009, the Court granted defendants’ motion to dismiss this action in its entirety, and denied Mr. Chien’s motion to further amend his complaint. Mr. Chien filed a Notice of Appeal concerning the ruling dismissing this lawsuit, which has been consolidated with Mr. Chien’s appeal of his other lawsuit. On May 26, 2010, the court of appeals for the Second Circuit upheld Judge Kravtiz’s ruling against Mr. Chien.

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

 (c) Ownership of leasehold property

In 2005, a shareholder contributed a leasehold office building as additional capital of Xian Tianxing. However, as of September 30, 2010, title to this leasehold property has not passed to the Company. The Company does not believe there are any legal barriers for the shareholder to transfer the ownership to the Company. However, in the event that the Company fails to obtain the ownership certificate for the leasehold property, there is a risk that we may be required to vacate the building. Management believes that this possibility is remote, and, as such, no provision has been made in the consolidated financial statements for this potential occurrence.

(d) R&D project

During the first quarter of 2008, Xian Tianxing contracted with Northwestern Agricultural Technology University to jointly work on an R&D project concerning the application of nano-technology in the prevention of milk cow diseases. The total projected budget for this project is approximately $574,000 (RMB 4,000,000), of which, approximately $147,000 (RMB 1,000,000) was expensed when incurred in previous years, and approximately $293,000 (RMB 2,000,000) was prepaid in 2008. During the nine months ended September 30, 2010, the Company incurred $369,750 (RMB 2,500,000) of expenses relating to this project. The project is still in the trial stage, and we expect to obtain a veterinary permit for the new product from the PRC government in June 2011.

During the year ended December 31, 2009, Xian Tianxing contracted with the Fourth Military Medical University to jointly work on an R&D project with a contracted amount of approximated $880,200 (RMB 6,000,000). The project is expected to be complete in September 2014. The Company paid $411,880 (RMB 2,800,000) in the fourth quarter of 2009. The remaining RMB 3,200,000 will be paid from 2012 to 2014.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

(e) Registered capital of subsidiaries

Skystar Kunshan’s remaining registered capital of $12,750,000 is required to be invested by May 7, 2012, and Skystar Jingzhou has remaining registered capital of $377,000 (RMB 2,520,000). The prepayments the Company made in relation to the Kunshan acquisition will be used to satisfy the registered capital requirement upon completion of the Kunshan acquisition.

Note 20 - Subsequent Events

The Company performed an evaluation of subsequent events through the date these consolidated financial statements were issued to determine whether the circumstances warranted recognition and disclosure of those events or transactions in the consolidated financial statements as of September 30, 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2010 should be read in conjunction with our consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this item. In addition to historical information, the following discussion contains certain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “may”, “will”, “could”, “expect”, “anticipate”, “intend”, “believe”, “estimate”, “plan”, “predict”, and similar terms or terminology, or the negative of such terms or other comparable terminology. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors “section of this Quarterly Report on Form 10-Q. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

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

As of September 30, 2010, substantially all of our operations were carried out by Xian Tianxing, a PRC company, which the Company controls through contractual arrangements originally between Xian Tianxing and Skystar Bio-Pharmaceutical (Cayman) Holdings Co., Ltd. (“Skystar Cayman”), a Cayman Islands company that became our wholly owned subsidiary subsequent to a share exchange transaction on November 7, 2005.  On March 10, 2008, all of the rights and obligations of Skystar Cayman under the contractual arrangements were transferred to Sida Biotechnology (Xian) Co., Ltd. (“Sida”), a PRC company and wholly owned subsidiary of Fortunate Time International Limited (“Fortunate Time), a Hong Kong company and wholly owned subsidiary of Skystar Cayman. Fortunate Time has another subsidiary, Skystar Biotechnology (Kunshan) Co., Limited (“Skystar Kunshan”) that was set up in May 2010.  Skystar Kunshan was formed in connection with the prepayments we have been making in an attempt to acquire the assets of a micro-organism manufacturing facility in Kunshan.  On August 11, 2010, our Sida subsidiary completed the acquisition of assets of a veterinary manufacturing facility in Jingzhou, Hubei Province, China and formed Skystar Bio-Technology (Jingzhou) Co., Limited (“Skystar Jingzhou).  Skystar Jingzhou engages in the manufacturing and distribution of veterinary medicines, aquaculture medicines, and antiseptics.  Production started subsequent to June 30, 2010.  Xian Tianxing also has a wholly owned subsidiary, Shanghai Siqiang Biotechnological Co., Ltd., a PRC company.

The contractual arrangements are necessary to comply with Chinese laws limiting foreign ownership of certain companies. Through these contractual arrangements, we have the ability to substantially influence Xian Tianxing’s daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval. As a result of these contractual arrangements, which enable us to control Xian Tianxing, we are considered the primary beneficiary of Xian Tianxing. Please see Note 1 to our consolidated financial statements for the nine months ended September 30, 2010 for the impact of the contractual arrangements on our consolidated financial statements.

Currently, we have four major product lines:

·	Our bio-pharmaceutical veterinary vaccine line currently includes over 10 products;

·	Our veterinary medicine line for poultry and livestock currently includes over 215 products;

·	Our feed additives line currently includes over 10 products; and

·	Our micro-organism products line currently includes over 16 products.

All of our revenue is derived from the sale of veterinary healthcare and medical care products in China, which are distributed throughout 29 provinces. As of September 30, 2010, we had over 1,894 distributors and 715 direct customers.

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

Our accounts receivable aging was as follows for the periods below:

From Date of Invoice to Customer:	September 30, 2010	December 31, 2009	September 30, 2009
0-90 days	$5,319,888	$4,401,071	$6,242,188
91 – 180 days	306,332	177,416	60,652
181 – 270 days	229,866	21,868	29,780
271 – 360 days	251,791	23,865	24,625
360 days and above	170,277	86,824	70,676
Allowance for bad debts	(334,562)	(327,857)	(327,857)
Total	$5,943,592	$4,383,187	$6,100,064

On average, we collect our receivables within 90 days. For the quarter ended September 30, 2010, accounts receivable decreased compared to the same quarter last year due in part to improved collections. We increased collection efforts after significant increases in accounts receivable balances in the second quarter of this year. As a result, the accounts receivable balance declined from $8,329,674 on June 30, 2010, to $6,278,154 on September 30, 2010, even as sales have increased significantly. The ratio of outstanding accounts receivable balance compared to total sales decreased significantly for the quarter. The quality of aging accounts receivable also improved slightly compared to the prior quarter of this year, as evidenced by the higher percentage of total accounts receivable at September 30, 2010 being comprised of 0-90 day old accounts (85%) as compared to end of Q2 (84%), though still lower than a year ago (97%). We do not foresee a return to the 97% rate in the near future where 97% of the open accounts receivable are within 90 days, mainly because the Company has decided to extend credit to certain customers to expand market share, and the Company has grown and now has a more complex customer base. We increased our bad debt reserve in the second quarter in response to the higher accounts receivable balance relative to sales and deterioration of the aging quality. Given the success we had in collecting most of our open sales in the third quarter and the reduction of our accounts receivable balance, our bad debt reserve decreased to the same level as in the first quarter. Historically, we have collected all of our accounts receivable and have had no write offs. If we are having difficulty collecting from a customer, we take the following steps: cease existing shipments to the customer, our sales force actively calls and goes to the customer’s site reminding the customer of their past due invoice and requesting payment, and if those methods are unsuccessful we use our outside legal counsel. If, in the future, those steps are unsuccessful, management would determine whether or not the receivable should be written off.

•
Warrants: We have adopted the accounting standards of accounting for stock purchase warrants and other related derivative accounting standards for valuation and accounting treatment of our outstanding warrants.

Recent Issued Accounting Pronouncements

In December 2009, the FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The Company adopted this standard, and the standard did not have a material effect on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-01, Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The Company adopted this standard, and the standard did not have material effect on the Company’s consolidated financial statements.

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

In April 2010, the FASB issued Accounting Standards Update 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” or ASU 2010-13. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

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

Results of Operations – Three Months Period ended September 30, 2010 and 2009

The following table summarizes our results of operations for the three months ended September 30, 2010 and 2009.

	Three Months Ended September 30,
	2010		2009
	Amount	Percentage of total revenue	Amount	Percentage of total revenue
Revenue	$18,569,747	100.0%	$12,777,095	100.0%
Gross Profit	$10,063,610	54.2%	$6,669,618	52.2%
Operating Expenses	$2,199,116	11.8%	$1,689,602	13.2%
Income from Operations	$7,864,494	42.4%	$4,980,016	39.0%
Other Income	$118,148	0.6%	$1,181,040	9.2%
Income Tax Expenses	$1,334,843	7.2%	$813,722	6.4%
Net Income	$6,647,799	35.8%	$5,347,334	41.9%

Revenue.  All of our revenue is derived from the sale of veterinary healthcare and medical care products in the PRC. For the three months ended September 30, 2010, we had revenue of $18,569,747 as compared to revenue of $12,777,095 for the three months ended September 30, 2009, an increase of approximately 45.3%. We generate revenue from sales of four product lines: veterinary medications, micro-organism, feed additives, and vaccines.

Veterinary Medications.  Revenue from sales of our veterinary medications increased by $3,883,193 or 45.8% from $8,483,233 for the three months ended September 30, 2009 to $12,366,426 for the three months ended September 30, 2010.  The increase was primarily due to improved utilization of our Huxian plant capacity and improved product mix that meets the demand of the market. Of total revenues from veterinary medications during the three months ended September 30, 2010, approximately $5,104,961 or 41% resulted from the sale of Praziquantel tablets which treats schistosomiasis.

Micro-Organism.  Revenue from sales of our micro-organism products increased by $1,514,170 or 47.5% from $3,186,453 for the three months ended September 30, 2009 to $4,700,623 during the three months ended September 30, 2010. The increase was the result of increased utilization of the micro-organism production capacity completed at our Huxian plant in 2009 which commenced production in June 2010. We expect the micro-organism line to contribute more to our revenue mix as we continue to ramp up production in the coming months.

Feed Additives.  Revenue from sales of our feed additives product line increased by $197,221 or 36.5% from $539,856 for the three months ended September 30, 2009 to $737,077 for the three months ended September 30, 2010. The increase was the result of increased sales efforts of our multi-enzyme feed additive products during the three months ended September 30, 2010.

Vaccines.  Revenue from sales of our vaccines increased by $198,068 or 34.9% from $567,553 for the three months ended September 30, 2009 to $765,621 for the three months ended September 30, 2010. This increase was the result of increased demands for our vaccine products and added production shifts during the three months ended September 30, 2010. We are presently operating at full production capacity for our vaccine product line and therefore cannot significantly increase sales until we expand our production capabilities. The construction of the vaccine facility was completed in June 2010. We have submitted an application for Good Manufacturing Practices (GMP) certification to the Ministry of Agriculture, and, as of the date of this report, we are waiting for a response from the Ministry. We expect the new vaccine facility to receive GMP certification by the end of the year or early next year to commence production shortly thereafter.

Cost of Revenue.  Cost of revenue, which consists of raw materials, direct labor, and manufacturing overhead for our four product lines, was $8,506,137 for the three months ended September 30, 2010, as compared to $6,107,477 for the three months ended September 30, 2009, an increase of approximately 39.3%, as a result of increased sales and production.

Veterinary Medications.  Cost of revenue for our veterinary medications increased by $1,881,093 or approximately 37.1% from $5,069,745 for the three months ended September 30, 2009 to $6,950,838 for the three months ended September 30, 2010. This increase was mainly due to the corresponding increase in veterinary medication sales. Cost increased less in percentage terms compared to the increase in sales mainly due to increased utilization rate and lower packaging costs.

Micro-Organism.  Cost of revenue for our micro-organism products increased by $400,326 or 50.9%, from $786,741 for the three months ended September 30, 2009 to $1,186,977 for the three months ended September 30, 2010. This increase was mainly due to increased sales.

Feed Additives.  Cost of revenue for our feed additives increased by $83,719 or 40.7% from $205,543 for the three months ended September 30, 2009 to $289,262 for the three months ended September 30, 2010. The increase was primarily due to increased sales and production.

Vaccines.  Cost of revenue for our vaccines products increased by $33,612 or 74.0% from $45,448 for the three months ended September 30, 2009 to $79,060 for the three months ended September 30, 2010. This increase was a result of increased labor costs from overtime.

Operating Expenses

	Three Months Ended September 30,
	2010		2009
	Amount	Percentage of total revenue	Amount	Percentage of total revenue
Gross Profit	$10,063,610	54.2%	$6,669,618	52.2%
Operating Expenses	$2,199,116	11.8%	$1,689,602	13.2%
Selling Expenses	$709,188	3.8%	$412,051	3.2%
General and Administrative Expenses	$1,281,731	6.9%	$878,866	6.9%
Research and Development Costs	$208,197	1.1%	$398,685	3.1%
Income from Operations	$7,864,494	42.4%	$4,980,016	39.0%

Selling Expenses.  Selling expenses, which consist of commissions, advertising and promotion expenses, freight charges, and salaries, totaled $412,051 for the three months ended September 30, 2009 as compared to $709,188 for the three months ended September 30, 2010, an increase of approximately 72.1%. This increase is a result of increased sales between the two periods.

General and Administrative Expenses.  General and administrative expenses totaled $878,866 for the three months ended September 30, 2009, as compared to $1,281,731 for the three months ended September 30, 2010, an increase of approximately 45.8%. General and administrative expenses for our Chinese operating entities increased due to expanded operations and asset acquisitions related to our Kunshan and Jingzhou subsidiaries, with the Jingzhou-related acquisition closing in August 2010.

Research and Development Costs.  Research and development costs, which consist of salaries, professional fees, and technical support fees, totaled $398,685 for the three months ended September 30, 2009, as compared to $208,197 for the three months ended September 30, 2010, a decrease of approximately 47.8%. During the three months ended September 30, 2010, a significant portion of our current research projects were in stages that required less cash outlays, compared to the research and development projects in the same period last year where we had costly testing and clinical trials. One notable project we have been working on is a joint research project with Northwestern Agricultural University to use nano-technology in the prevention of major milk cow disease. As of September 30, 2010, the project was in the trial stage with a targeted completion date of June 2011.

Results of Operations – Nine Month Periods ended September 30, 2010 and 2009

The following table summarizes out results of operations for the nine months ended September 30, 2010 and 2009.

	Nine Months Ended September 30,
	2010		2009
	Amount	Percentage of total revenue	Amount	Percentage of total revenue
Revenue	$31,703,531	100.0%	$22,844,099	100.0%
Gross Profit	$17,001,112	53.6%	$11,831,427	51.8%
Operating Expenses	$4,655,727	14.7%	$3,906,305	17.1%
Income from Operations	$12,345,385	38.9%	$7,925,122	34.7%
Other Expenses	$(22,296)	(0.1)%	$(262,144)	(1.1)%
Income Tax Expenses	$2,200,648	6.9%	$1,367,797	6.0%
Net Income	$10,122,441	31.9%	$6,295,181	27.6%

Revenue.  For the nine months ended September 30, 2010, we had revenue of $31,703,531 as compared to $22,844,099 for the nine months ended September 30, 2009, an increase of approximately 38.8%. We generate revenue from sales of four product lines: veterinary medications, micro-organism, feed additives, and vaccines.

Veterinary Medications.  Revenue from sales of our veterinary medications increased by $6,096,532 or 40.6% from $14,999,173 for the nine months ended September 30, 2009 to $21,095,705 for the nine months ended September 30, 2010.  The increase was primarily due to increased sales efforts and better utilization of our production capacity. Approximately $7,799,691 or 37% of total revenue from veterinary medications resulted from the sale of Praziquantel tablets which treats schistosomiasis during the nine months ended September 30, 2010, as compared to $4,600,000 or 20% for the same period of 2009.

Micro-Organism.  Revenue from sales of our micro-organism products increased by $2,077,016 or 35.7% from $5,815,280 for the nine months ended September 30, 2009 to $7,892,296 during the nine months ended September 30, 2010. The increase was the result of increased sales efforts and newly added production capacity at our Huxian plant that commenced production in June 2010.

Feed Additives.  Revenue from sales of our feed additives increased by $338,026 or 33.7% from $1,003,628 for the nine months ended September 30, 2009 to $1,341,654 for the nine months ended September 30, 2010. The increase was the result of increased sales efforts.

Vaccines.  Revenue from sales of our vaccines increased by $347,858 or 33.9% from $1,026,018 for the nine months ended September 30, 2009 to $1,373,876 for the nine months ended September 30, 2010. This increase was a result of increased demand for our products and added production from extra shifts during the third quarter. We are presently operating at full production capacity for our vaccine product line. The construction of the new vaccine facility was completed in June 2010. We have submitted an application for GMP certification to the Ministry of Agriculture, and, as of the date of this report, we are waiting a response from the Ministry. We expect the new vaccine facility to receive GMP certification by the end of the year and to commence production early next year.

Cost of Revenue.  For the nine months ended September 30, 2010, cost of revenues, which consists of raw materials, direct labor, and manufacturing overhead for our four product lines, was $14,702,419 as compared to $11,012,672 for the nine months ended September 30, 2009, an increase of approximately 33.5% as a result of increased sales and production.

Veterinary Medications.  Cost of sales for our veterinary medications increased by $3,032,095 or approximately 33.9% from $8,938,770 for the nine months ended September 30, 2009 to $11,970,865 for the nine months ended September 30, 2010. This increase was mainly due to the corresponding increase in veterinary medication sales. Cost for Veterinary Medications increased less in percentage terms than the increase in sales, resulting in higher margins for the Veterinary Medications line, mainly because lower overhead allocation per unit due to higher utilization rate and lower packaging costs.

Micro-Organism.  Cost of revenue for our micro-organism products increased by $490,319 or approximately 31.4% from $1,560,588 for the nine months ended September 30, 2009 to $2,050,907 for the nine months ended September 30, 2010. This increase was mainly due to a corresponding increase in micro-organism sales.

Feed Additives.  Cost of revenue for our feed additives products increased from $404,349 for the nine months ended September 30, 2009 to $536,292 for the nine months ended September 30, 2010, an increase of $131,943 or 32.6%. The increase was primarily due to increased sales and production

Vaccines.  Cost of revenue for our vaccines increased from $108,965 for the nine months ended September 30, 2009 to $144,355 for the nine months ended September 30, 2010, an increase of $35,390 or 32.5%. This increase was the result of an increase of vaccine product sales and added overtime costs incurred in the third quarter of this year. Our vaccine facility is presently running at full capacity.

Operating Expenses

	Nine Months Ended September 30,
	2010		2009
	Amount	Percentage of total revenue	Amount	Percentage of total revenue
Gross Profit	$17,001,112	53.6%	$11,831,427	51.8%
Operating Expenses	$4,655,727	14.7%	$3,906,305	17.1%
Selling Expenses	$1,312,132	4.1%	$1,204,653	5.3%
General and Administrative Expenses	$2,899,315	9.1%	$1,818,920	8.0%
Research and Development Costs	$444,280	1.4%	$882,732	3.9%
Income from Operations	$12,345,385	38.9%	$7,925,122	34.7%

Selling Expenses.  Selling expenses, which consist of commissions, advertising and promotion expenses, freight charges, and salaries, totaled $1,312,132 for the nine months ended September 30, 2010 as compared to $1,204,653 for the nine months ended September 30, 2009, an increase of approximately 8.9%. This increase is the result of increased sales between the two periods.

General and Administrative Expenses.  General and administrative expenses totaled $1,818,920 for the nine months ended September 30, 2009, as compared to $2,899,315 for the nine months ended September 30, 2010, an increase of approximately 59.4%. Increases in general and administrative expenses were mainly related to asset acquisitions related to our Kunshan and Jingzhou subsidiaries, with the Jingzhou-related acquisition closing in August 2010.

Research and Development Costs.  Research and development costs, which consist of salaries, professional fees, and technical support fees, totaled $882,732 for the nine months ended September 30, 2009, as compared to $444,280 for the nine months ended September 30, 2010, a decrease of approximately 49.7%. During the nine months ended September 30, 2010, a significant portion of our current research projects were in stages that required less cash outlays, compared to the research and development projects in the same period last year where we had costly testing and clinical trials. One notable project we have been working on is a joint research project with Northwestern Agricultural University to use nano-technology in the prevention of major milk cow disease. As of September 30, 2010, the project is in the trial stage with a targeted completion date of June 2011.

Liquidity

For the nine months ended September 30, 2009, cash used in operating activities was $7,198 compared to cash used by operations of $2,561,113 for the same period in 2010.  Higher net income and higher tax payable balance for the nine months ended September 30, 2010 was offset by increases in inventory prepayments and accounts receivable, decreases in customer deposit, along with changes in other operating activities and assets and liabilities, resulting in a decrease of $2,553,915. As of September 30, 2010, we had approximately 23 suppliers that we made advances to in order to secure our raw material needs and to obtain favorable pricing. We increased our prepayments to suppliers to secure lower-than-market pricing for our raw materials and meet market demand during the high seasons of the year. We expect the balance will decline toward year-end as we continue to receive the prepaid raw materials in the fourth quarter. We will continue to closely manage these advances to balance the need for lower materials cost and sufficient cash flow.

We used $3,565,681 in investing activities for the nine months ended September 30, 2009, as compared to using $8,432,535 in investing activities for the nine months ended September 30, 2010. Cash used in investing activities for the nine months ended September 30, 2010 was the result of prepayments made for asset acquisitions totaling $4,673,367, purchases of plant and equipment totaling $2,527,188, and payments for ongoing construction projects totaling $788,797. The prepayments were made to two acquisition targets. As of September 30, 2010, the aggregate prepayments we made for these two acquisitions were $11,572,357. One of the acquisitions closed on August 11, 2010 resulting in the formation of Skystar Bio-technology Jingzhou Co., and the corresponding prepayments were moved out of prepayments to plant and equipment and other rightful accounts.

Cash generated by financing activities was $17,864,129 for the nine months ended September 30, 2009 as compared to cash generated in financing activities of $1,323,462 for the nine months ended September 30, 2010. Cash generated by financing activities for the nine months ended September 30, 2009 was primarily the result of the financing that we completed on June 30, 2009. Cash generated in financing activities for the nine months ended September 30, 2010 was the result of short-term bank loans totaling $1,799,621 that we took out in the third quarter. Cash used in financing activities in the nine months ended September 30, 2010 include repayment of short-term bank loans and repayment of loans from officers and directors.

As of September 30, 2010, we had cash of $2,032,484. Our total current assets were $41,124,422, and our total current liabilities were $9,142,188, which resulted in a net working capital of $31,982,234.

Capital Resources

During the nine months ended September 30, 2010, we made additional deposits of $4,673,367 for potential acquisitions. We also repaid $330,053 in short-term loans. We have sufficient capital to support our ongoing operations.  However, if we are to acquire another business or further expand our operations, we may need additional capital.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
R&D Project Obligation	$470,720	$-	$205,940	$264,780	$
Operating Lease Obligations	263,376	75,280	87,760	86,415		13,921
Total	$734,096	$75,280	$293,700	$351,195		$13,921

In addition to the contractual obligations listed above, we have a future registered capital commitment related to our newly created subsidiary Skystar Kunshan, located in Kunshan, Jiangsu province, China. The Skystar Kunshan subsidiary has a registered capital of $15,000,000, of which we invested $2,250,000 in cash. The remaining $12,750,000 of capital must be invested prior to May 7, 2012. We have also been making prepayments in an effort to acquire assets in a micro-organism manufacturing facility in Kunshan. Upon completion of such an acquisition, the assets purchased will be transferred to Skystar Kunshan to satisfy some of our registered capital commitment. If such an acquisition does not close, we may request a reduction or cancellation of the registered capital requirement. As of the date of this report, we have not completed any such acquisition.

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

Exchange Rate

Xian Tianxing maintains its books and records in Renminbi (“RMB”), the currency of China. In general, for consolidation purposes, we translate Xian Tianxing’s assets and liabilities into US$ using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period. Adjustments resulting from the translation of Xian Tianxing’s financial statements are recorded as accumulated other comprehensive income.

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the consolidated financial statements or otherwise stated in this MD&A were as follows:

	September 30, 2009	December 31, 2009	September 30, 2010

Assets and liabilities	USD0.14670: RMB1	USD0.14670: RMB1	USD0.14970: RMB1

Statements of operations and cash flows for the period/year ended	USD0.14659: RMB1	USD0.14661: RMB1	USD0.14710: RMB1

Inflation

We believe that inflation has not had a material effect on our operations to date.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer (principal executive officer) and our chief financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were not effective.

In September of 2009, we engaged Union Strength Business Consulting Co. (“Union Strength”) to analyze our business processes and develop internal control procedures to improve our internal control.  Union Strength provided detailed recommendations and prescribed operational procedures to enhance our control procedures.  We implemented some of the recommended control procedures especially surrounding the area of cash transactions in the last few quarters. As a result, there have been significant improvement in reducing cash transactions both in sales and purchases.  We continue to evaluate ways to improve internal controls in other areas of operations.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the nine months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material developments during the quarter ended September 30, 2010 in any material pending legal proceedings to which we or any of our subsidiaries is a party or of which any of our property is the subject.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 16, 2010, we entered into a restricted stock award agreement with Scott Cramer, pursuant to which we granted Mr. Cramer 10,000 shares of our restricted common stock under our 2010 Incentive Stock Plan, to vest in four installments of 2,500 shares at the end of each quarter commencing June 30, 2010. The shares were issued as compensation for Mr. Cramer’s services as a member of our Board of Directors, and valued at $106,100 based on the closing price on the day of the grant. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933, as amended, for the issuance of these shares.

On April 22, 2010, we issued 8,997 shares of common stock to an affiliate of the placement agent for our February 2007 private financing who exercised his warrant issued from that financing on a cashless basis. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act of 1933, as amended, for the issuance of these shares.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5.   OTHER INFORMATION

(a)  None.

(b)  There were no changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation, as amended *
3.2	Bylaws, as amended (6)
10.1
Consulting Services Agreement between Skystar Bio-Pharmaceutical (Cayman) Holdings Co., Ltd. (“Skystar Cayman”) and Xian Tianxing Bio-Pharmaceutical Co., Ltd. (“Xian Tianxing”) dated October 28, 2005 (1)

10.2	Operating Agreement among Skystar Cayman, Xian Tianxing and the majority stockholders of Xian Tianxing (“Xian Tianxing Majority Stockholders”) dated October 28, 2005 (1)
10.3	Equity Pledge Agreement among Skystar Cayman, Xian Tianxing and the Xian Tianxing Majority Stockholders dated October 28, 2005 (1)
10.4	Proxy Agreement Skystar Cayman, Xian Tianxing and the Xian Tianxing Majority Stockholders dated October 28, 2005 (14)
10.5	Option Agreement Skystar Cayman, Xian Tianxing and the Xian Tianxing Majority Stockholders dated October 28, 2005 (1)
10.6	Amendment to Consulting Services Agreement among Skystar Cayman, Xian Tianxing and Sida Biotechnology (Xian) Co., Ltd. (“Sida”) dated March 10, 2008 (2)
10.7	Agreement to Transfer of Operating Agreement among Skystar Cayman, Xian Tianxing, Xian Tianxing’s Majority Stockholders, Weibing Lu and Sida dated March 10, 2008 (2)
10.8	Amendment to Equity Pledge Agreement among Skystar Cayman, Xian Tianxing, Xian Tianxing’s Majority Stockholders, and Sida dated March 10, 2008 (2)
10.9	Designation Agreement among Skystar Cayman, Xian Tianxing, Xian Tianxing’s Majority Stockholders, Weibing Lu and Sida dated March 10, 2008 (2)
10.10	Agreement to Transfer of Option Agreement among Skystar Cayman, Xian Tianxing, Xian Tianxing Majority Stockholders, Weibing Lu and Sida dated March 10, 2008 (2)
10.11	Employment Agreement with Weibing Lu dated May 5, 2008 (3)
10.12	Loanout Agreement with Worldwide Officers, Inc. with respect to the services of Bennet Tchaikovsky, our Chief Financial Officer, dated May 5, 2008 (3)
10.13	Form of Director Offer Letter with Mr. Qiang Fan and Mr. Winston Yen (5)
10.14	Form of Director Offer Letter with Chengtun Qu and Shouguo Zhao (6)
10.15	Form of Amendment to Loanout Agreement with Worldwide Officers, Inc. (7)
10.16	Form of Director Offer Letter with Mark D. Chen (7)
10.17	Agreement with R. Scott Cramer dated March 30, 2010 (8)
10.18	Employment Agreement with Michael Hongjie Lan dated April 16, 2010 (9)
10.19	Services Agreement with R. Scott Cramer dated April 16, 2010 (9)
10.20	Restricted Stock Award Agreement with R. Scott Cramer dated April 16, 2010 (9)
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended *
31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended *
32.1	Certifications pursuant to 18 U.S.C. Section 1350 *
32.2	Certifications pursuant to 18 U.S.C. Section 1350 *

99.1	Legal Opinion from Allbright Law Offices regarding, among other things, the contractual arrangements Skystar Cayman entered into with Xian Tianxing and its stockholders, dated November 3, 2005 (4)
99.2	Legal Opinion from Allbright Law Offices regarding the transfer of the contractual arrangements from Skystar Cayman to Sida, dated April 29, 2008 (4)
99.3	Lease Agreement between Xian Tianxing and Weibing Lu dated June 1, 2007 (3)
99.4	Lease Agreement between Shanghai Siqiang Biotechnological Co., Ltd. and Weibing Lu dated June 17, 2007 (4)
99.5	Summary of Research Arrangement between Shanghai Poultry Verminosis Institute and Xian Tianxing (4)
99.6	Cooperation Agreement between Shaanxi Microbial Institute and Xian Tianxing (4)
99.7	Technology Cooperation Agreement with Fourth Military Medical University (8)

* Filed herewith.

(1)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 14, 2005.
(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 11, 2008.
(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 5, 2008.
(4)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1/A filed on June 26, 2008.
(5)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on July 14, 2008.
(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on July 15, 2008.
(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on May 27, 2009.
(8)	Incorporate by reference from the Registrant’s Annual Report on Form 10-K filed on March 31, 2010.
(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on April 19, 2010.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 15, 2010	SKYSTAR BIO-PHARMACEUTICAL COMPANY

	By:	/s/ Weibing Lu
Weibing Lu Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Michael H. Lan
Michael H. Lan Chief Financial Officer (Principal Financial and Accounting Officer)