Form 10-Q
period 2011-03-31
SKYSTAR BIO-PHARMACEUTICAL CO
filed 2011-05-23
CIK 1076939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

or

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

4/F Building B, Chuangye Square, No. 48 Keji Road,
Gaoxin District, Xi’an Province, P.R. China
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes  ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 16, 2011, the Registrant had 7,161,919 shares of common stock outstanding.

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

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011 (Unaudited)	2010
ASSETS
CURRENT ASSETS:
Cash	$7,403,389	$5,887,831
Accounts receivable, net of allowance for doubtful accounts of $341,266 (Unaudited) and $339,031 as of March 31, 2011 and December 31, 2010, respectively	5,770,607	4,977,850
Inventories	14,099,464	7,202,223
Deposits and prepaid expenses	18,631,564	17,074,000
Loans receivable	458,100	8,040,100
Other receivables	2,735,617	1,558,775
Total current assets	49,098,741	44,740,779

PLANT AND EQUIPMENT, NET	22,450,965	22,613,113

CONSTRUCTION-IN-PROGRESS	2,660,880	1,590,720

OTHER ASSETS:
Long-term prepayments	1,493,794	1,454,226
Long-term prepayments for acquisitions	4,838,035	4,806,352
Intangible assets, net	5,890,246	6,043,941
Total other assets	12,222,075	12,304,519
Total assets	$86,432,661	$81,249,131

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$401,132	$201,850
Other payable and accrued expenses	2,189,747	1,845,051
Short-term loans	4,307,133	3,025,884
Deposits from customers	1,283,376	1,260,030
Taxes payable	2,326,549	749,836
Shares to be issued to related parties	79,575	53,050
Due to related parties	281,200	217,912
Total current liabilities	10,868,712	7,353,613

OTHER LIABILITIES:
Deferred government grant	992,550	986,050
Warrant liability	684,145	1,419,639
Total other liabilities	1,676,695	2,405,689
Total liabilities	12,545,407	9,759,302

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 50,000,000 shares authorized, No Series “A” shares authorized. 48,000,000 Series “B” shares authorized. No Series “B” shares issued and outstanding
Common stock, $0.001 par value, 40,000,000 shares authorized, 7,161,919 shares issued and outstanding as of March 31, 2011 (Unaudited) and December 31, 2010	7,162	7,162
Paid-in capital	35,784,378	35,784,378
Statutory reserves	5,695,236	5,695,236
Retained earnings	26,779,122	24,847,290
Accumulated other comprehensive income	5,621,356	5,155,763
Total shareholders’ equity	73,887,254	71,489,829
Total liabilities and shareholders’ equity	$86,432,661	$81,249,131

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (LOSS) (Unaudited)

	For Three Months Ended March 31,
	2011	2010

REVENUE, net	$7,086,954	$4,869,243

COST OF REVENUE	3,491,346	2,291,219

GROSS PROFIT	3,595,608	2,578,024

OPERATING EXPENSES:
Research and development	287,472	43,995
Selling expenses	369,404	171,134
General and administrative	1,294,798	619,550
Total operating expenses	1,951,674	834,679

INCOME FROM OPERATIONS	1,643,934	1,743,345

OTHER INCOME:
Other income (expense), net	182	417
Interest income (expense), net	29,672	(4,816)
Change in fair value of warrants	735,494	(317,380)
Total other expense, net	765,348	(321,779)

INCOME BEFORE PROVISION FOR INCOME TAXES	2,409,282	1,421,566

PROVISION FOR INCOME TAXES	477,450	325,319

NET INCOME	1,931,832	1,096,247

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	465,593	(40,816)

COMPREHENSIVE INCOME	$2,397,425	$1,055,431

EARNINGS PER SHARE:
Basic	$0.27	$0.16
Diluted	$0.27	$0.15

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic	7,166,919	7,061,530
Diluted	7,179,309	7,140,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (Unaudited)

	Three months ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,931,832	$1,096,247
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	332,428	123,484
Amortization	230,922	91,370
Common stock issued for services	-	16,245
Common stock to be issued to related parties for compensation	-	27,025
Change in fair value of warrant liability	(735,494)	317,380
Change in operating assets and liabilities
Accounts receivable	(757,356)	935,790
Inventories	(6,826,437)	(921,558)
Deposits and prepaid expenses	(1,440,749)	(272,640)
Other receivables	(1,162,594)	(81,901)
Accounts payable	197,277	123,423
Accrued expenses	470,501	(223,979)
Deposits from customers	14,989	573,897
Taxes payable	1,566,418	102,941
Other payables	(110,052)	1,233
Net cash (used in) provided by operating activities	(6,288,315)	1,908,957

CASH FLOWS FROM INVESTING ACTIVITIES:

Payments of long-term prepayments	(451,722)	-
Prepayment for asset acquisition	-	(5,499,375)
Collection of loans to third parties	7,609,000	-
Purchases of intangible assets	(38,045)	-
Purchases of plant and equipment	(22,275)	(1,451,016)
Payments on construction-in-progress	(634,222)	(404,990)
Net cash provided by (used in) investing activities	6,462,736	(7,355,381)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	1,257,007	-
Repayment for short-term loans	-	(219,975)
Due (from) to related parties	62,834	(78,269)
Net cash provided by (used in) financing activities	1,319,841	(298,244)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	21,296	(43,315)

INCREASE (DECREASE) IN CASH	1,515,558	(5,787,983)

CASH, beginning of period	5,887,831	11,699,398

CASH, end of period	$7,403,389	$5,911,415

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$54,409	$5,210
Cash paid for income taxes	$-	$-
Non-cash investing and financing activities
Long-term prepayment transferred to construction-in-progress	$421,843	$-
Long-term prepayment transferred to property, plant and equipment	-	439,777
Construction-in-progress transferred to property, plant and equipment	-	52,463
Cashless exercise of warrants	$-	1,345,496

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

						Accumulated
				Retained earnings		other
	Common stock		Paid-in	Statutory		comprehensive
	Shares	Amount	capital	reserves	Unrestricted	income	Total
BALANCE, December 31, 2010	7,161,919	$7,162	$35,784,378	$5,695,236	$24,847,290	$5,155,763	$71,489,829

Foreign currency translation	-	-	-	-	-	465,593	465,593
Net income	-	-	-	-	1,931,832	-	1,931,832

BALANCE, March 31, 2011	7,161,919	$7,162	$35,784,378	$5,695,236	$26,779,122	$5,621,356	$73,887,254

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
MARCH 31, 2011
(Unaudited)

Note 1 - ORGANIZATION

Organization and description of business

Skystar Bio-Pharmaceutical Company (“Skystar” or the “Company”), was incorporated in Nevada on September 24, 1998. Since its acquisition on November 7, 2005 of Skystar Bio-Pharmaceutical (Cayman) Holdings Co., Ltd. (“Skystar Cayman”), a Cayman Islands company, the Company has been engaged in research, development, production, marketing, and sales of veterinary healthcare and medical care products. All current operations of the Company are in the People’s Republic of China (“China” or the “PRC”).

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

Hereinafter, Skystar, Skystar California, Skystar Cayman, Fortunate Time, Sida, Xian Tianxing, Skystar Jingzhou and Shanghai Siqiang are sometimes collectively referred to as the “Company.”

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The condensed consolidated financial statements include the financial statements of the Company, its wholly owned subsidiaries, and its VIEs. All significant inter-company transactions and balances between the Company, its subsidiaries, and VIEs have been eliminated in consolidation.

Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results for the three months ended March 31, 2011, are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

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

The quotation of the exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the People’s Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People’s Bank of China. The rates of exchange quoted by the People’s Bank of China on March 31, 2011 and December 31, 2010 were US $1.00 to RMB 6.55 and RMB6.59, respectively. The average translation rates of US $1.00 to RMB 6.57 and RMB 6.82 was applied to the income statement accounts for the three months ended March 31, 2011 and 2010, respectively.

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

The Company has stock purchase warrants which are treated as derivative liabilities.  These warrants do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using the Black-Scholes Option Pricing Model (“Black-Scholes Model”) using the following assumptions:

	Warrants – (1)		Purchase Options – (2)
	March 31, 2011 (Unaudited)	December 31, 2010	March 31, 2011 (Unaudited)	December 31, 2010
Stock price	$5.75	$9.73	$5.75	$9.73
Exercise price	$5.00	$5.00	$8.11	$8.11
Annual dividend yield	-	-	-	-
Expected term (years)	0.92	1.16	3.25	3.50
Risk-free interest rate	0.30%	0.30%	1.30%	1.50%
Expected volatility	53%	51%	147%	180%

(1)	As of December 31, 2010, 34,230 warrants with an exercise price of $5.00 were outstanding. As of March 31, 2011, 34,230 of these warrants were outstanding.

(2)	As of December 31, 2010, 140,000 purchase options with an exercise price of $8.11 were outstanding. As of March 31, 2011, 140,000 of these options were outstanding.

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

The fair value of the 174,230 warrants and options outstanding as of March 31, 2011 was determined using the Black-Scholes Model, defined in the FASB’s accounting standard of fair value measurement as level 2 inputs, and recorded the change in earnings. As a result, the warrant liability is carried on the consolidated balance sheets at fair value. The Company recognized a gain of $735,494 and a loss of $317,380 from the change in fair value of the warrant liability for the three months ended March 31, 2011 and 2010, respectively.

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2011:

	Carrying Value at March 31,	Fair Value Measurement at March 31, 2011
	2011	Level 1	Level 2	Level 3
Warrant liability (unaudited)	$684,145	$—	$—	$684,145

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a non-recurring basis.  Generally, assets are recorded at fair value on a non-recurring basis as a result of impairment charges.  For the three months ended March 31, 2011, there were no impairment charges.

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

Shipping and handling costs related to goods sold are included in selling expenses, which totaled $194,216 and $71,771 for the three months ended March 31, 2011 and 2010, respectively.

The Company’s revenues and cost of revenues by product line were as follows:

	Three Months Ended March 31,
	2011	2010
Revenues
Micro-organism	$1,596,094	$1,206,578
Veterinary Medications	4,865,047	3,196,259
Feed Additives	326,407	236,040
Vaccines	299,406	230,366
Total Revenues	$7,086,954	$4,869,243

Cost of Revenues
Micro-organism	$494,182	$343,018
Veterinary Medications	2,821,906	1,822,258
Feed Additives	140,866	100,046
Vaccines	34,392	25,897
Total Cost of Revenues	3,491,346	2,291,219
Gross Profit	$3,595,608	$2,578,024

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

Management assesses the carrying value of plant and equipment annually, more often when factors indicating impairment are present, and reduces the carrying value of such assets by the amount of the impairment. The Company determines the existence of such impairment by measuring the expected future cash flows (undiscounted and without interest charges) and comparing such amount to the net asset carrying value. An impairment loss, if it exists, is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Based on its review, management believes that, as of March 31, 2011 and December 31, 2010, there was no impairment for its plant and equipment.

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

Impairment of Intangible Assets — The Company evaluates the carrying value of intangible assets annually, or more often when factors indicating impairment are present. The Company determines the existence of such impairment by measuring the estimated future cash flows (undiscounted) and comparing such amount to the net asset carrying value. If the undiscounted cash flow estimated to be generated by any such intangible asset is less than its carrying amount, a loss is recognized based on the amount by which the carrying amount exceeds the intangible asset’s fair market value. Loss on intangible assets to be disposed of is determined in a similar manner, except that fair market values are reduced by the cost of disposal. Based on its review, the Company believes that, as of March 31, 2011, there was no impairment of its intangible assets.

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

Advertising costs

Advertising costs are charged to operations currently. Advertising costs for the three months ended March 31, 2011 and 2010 were $99 and $1,651, respectively.

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

Further, in accordance with this accounting standard, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. The adoption had no effect on the Company’s condensed consolidated financial statements.

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

Recently issued accounting pronouncements

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure to include transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements.  Further, this update clarifies existing disclosures on level of disaggregation and Disclosures about inputs and valuation techniques.  A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities and should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.    The adoption of this ASU did not have a material impact on its condensed consolidated financial statements.

In April 2010, the FASB issued Accounting Standards Update 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” or ASU 2010-13. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  The adoption of this ASU did not have a material impact on its condensed consolidated financial statements.

In December 2010, the FASB issued Accounting Standards Update 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force). ASU No. 2010-28 addresses questions about entities that have reporting units with zero or negative carrying amounts. The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples in paragraph 350-20-35-30, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In addition, current GAAP will be improved by eliminating an entity’s ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. As a result, goodwill impairments may be reported sooner than under current practice. The provisions of ASC No. 2010-28 are effective for fiscal years, and interim periods within those years, beginning after Dec. 15, 2010. Early adoption is not permitted. The adoption of this ASU did not have a material impact on its condensed consolidated financial statements.

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

For the three months ended March 31, 2011 and 2010, all of the Company’s sales occurred in the PRC. No major customers accounted for more than 10% of the Company’s total revenues. In addition, all accounts receivable at March 31, 2011 and December 31, 2010 also arose in the PRC.

The Company’s six largest vendors accounted for approximately 73% and 60% of the Company’s total purchases, respectively, for the three months ended March 31, 2011 and 2010.

The Company had one product that accounted for 15% of the Company’s total revenues for the three months ended March 31, 2011, while the Company had one product that accounted for 17% of the Company’s total revenues for the three months ended March 31, 2010.

Note 4 - ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	March 31, 2011	December 31, 2010
Account receivable	$6,111,873	$5,316,881
Allowance for bad debts	(341,266)	(339,031)
Account receivable, net	$5,770,607	$4,977,850

The following table presents the movement of allowance for doubtful accounts:

Allowance for bad debt, January 1, 2010	$339,031
Addition	—
Recovery	—
Translation adjustment	—
Allowance for bad debt, December 31, 2010	339,031
Addition	—
Recovery	—
Translation adjustment	2,235
Allowance for bad debt, March 31, 2011 (unaudited)	$341,266

Note 5 – INVENTORIES

Inventories consist of the following:

	March 31, 2011	December 31, 2010
Raw materials	$12,117,157	5,466,902
Packing materials	631,926	170,843
Work-in-process	11,084	23,071
Finished goods	1,523,067	1,721,943
Other	23,848	25,723
Total	14,307,082	7,408,482
Less: Allowance for slow moving raw materials	(207,618)	(206,259)
Total	$14,099,464	7,202,223

The Company periodically reviews its reserves for slow-moving and obsolete inventories. As of March 31, 2011 and December 31, 2010, the Company recorded a slow-moving allowance for raw materials of $207,618, and $206,259, respectively.

Note 6 - DEPOSITS AND PREPAID EXPENSES

Deposits and prepaid expenses are comprised of the following:

	March 31, 2011	December 31, 2010
Prepayment for raw materials purchasing	$17,813,220	$15,967,236
Prepayment for packaging materials purchasing	638,687	767,623
Other	179,657	339,141
Total	$18,631,564	$17,074,000

Note 7 - PLANT AND EQUIPMENT, NET

Plant and equipment consist of the following:

	March 31, 2011	December 31, 2010
Building and improvements	$20,894,388	$20,757,554
Machinery and equipment	3,665,762	3,640,635
Office equipment and furniture	279,193	256,690
Vehicles	570,865	566,718
Total	25,410,208	25,221,597
Less: accumulated depreciation	(2,959,243)	(2,608,484)
Plant and equipment, net	$22,450,965	$22,613,113

Depreciation expense was $332,428 and $123,484 for the three months ended March 31, 2011 and 2010, respectively.

Note 8 - CONSTRUCTION-IN-PROGRESS

Construction-in-progress (“CIP”) is related to a plant being built in accordance with the PRC’s Good Manufacturing Practices (“GMP”) Standard. Construction on this plant commenced in 2005. The veterinary medicine facility and the building that houses quality control, research and development and administration were completed during 2007.  Construction of the vaccine facility was completed in 2010.  The facility is currently waiting for the GMP certification from the Ministry of Agriculture.  The Company expects the GMP certification will be completed by the third quarter of 2011. During the three months ended March 31, 2011, the Company started a facility improvement project in the amount of $305,400 (RMB 2,000,000) for the Animal Laboratory.  The Company also started two projects in the vaccine facility to modify the air filtration, water treatment and other facility changes based on recommendations by the outside experts hired by the Company to advise on the GMP qualification process for the vaccine facility.  Total CIP balance increased by about $1 million compared to the ending balance at December 31, 2010 as results of the above projects.  During the three months ended March 31, 2011, no amount was transferred from CIP to property, plant and equipment.  During the three months ended March 31, 2010, some general facility improvements were completed and placed in service resulting in a transfer from CIP to property, plant and equipment of $72,249. No depreciation is provided for construction-in-progress until such time the assets are completed and placed into service.

The construction projects the Company is in the progress of completing are:

Project	Total in CIP as of March 31, 2011	Estimate cost to Complete	Estimated Total Cost	Estimated Completion Date
Vaccine facility	$2,258,131	-	$2,258,131	July 2011
Kunshan facility	97,349	-	97,349	December 2011
Animal Laboratory	305,400	-	305,400	June 2011
TOTAL CIP Balance	$2,660,880		$2,660,880

As of March 31, 2011 and December 31, 2010, the Company had construction in progress amounting to $2,660,880 and $1,590,720, respectively. No interest expense had been capitalized for construction in progress for the three months ended March 31, 2011 and 2010, respectively.

 Note 9 - LONG-TERM PREPAYMENTS

Long-term prepayments consist of the following:

	March 31, 2011	December 31, 2010
R&D project	$305,400	$303,400
Construction deposit	458,100	455,100
Deposit for building and equipment purchase	730,294	695,726
Deposit for potential acquisitions	4,838,035	4,806,352
Total	$6,331,829	$6,260,578

As of March 31, 2011, deposits for building and equipment purchase of $730,294 represented deposits made for equipments.

As of March 31, 2011 and December 31, 2010, deposits for potential acquisitions of $4,838,035 and $4,806,352, respectively, represented deposits made to potential acquisition targets.

Note 10 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	March 31, 2011	December 31, 2010
Land use rights	$4,719,351	$4,650,521
Technological know-how	2,137,800	2,123,800
Patent	305,400	303,400
Total	7,162,551	7,077,721
Less: accumulated amortization	(1,272,305)	(1,033,780)
Intangible assets, net	$5,890,246	$6,043,941

In 2009, the Company paid $1,172,880 (RMB 8,000,000) for fish disease vaccine technology transfer for an eleven-year term from September 2009 through September 2020.

For the three months ended March 31, 2011 and 2010, the amortization expense for intangibles amounted to $230,922 and $91,370, respectively.

Amortization expense for the future five years and thereafter is as follows:

Years ending December 31,	Amount
2011	$383,778
2012	403,303
2013	403,303
2014	403,303
2015	330,654
Thereafter	3,965,905
Total	$5,890,246

Note 11 – SHORT-TERM LOANS

On August 24, 2010, the Company obtained a one year loan with Shaanxi Agricultural Yanta Credit Union for $763,500 (RMB 5,000,000) at an annual interest rate of 8.66%. This loan was secured by the Company’s office buildings located in Xi’an City.

The Company entered into a line of credit agreement with Bank of East-Asia that allows the Company to borrow up to $3,000,000 (RMB 20,000,000). This line of credit agreement expires within two years starting with the first withdrawal. The Company withdrew $471,843 (RMB 3,090,000), $518,264 (RMB 3,394,000) and $1,292,224 (RMB 8,462,500) on September 7, 2010, September 9, 2010 and October 12, 2010, respectively, at an annual interest rate of 6.372% with interest due every three months starting on the date of the first withdrawal. This line of credit is secured by the Company’s land use right and manufacturing plant located in Huxian County.

Interest expense incurred and associated with the short-term loans amounted to $54,409 for the three months ended March 31, 2011, none of which has been capitalized as part of construction-in-progress in 2011. Interest expense incurred and associated with the short-term loans amounted to $5,210 for the three months ended March 31, 2010, none of which has been capitalized as part of construction-in-progress in 2010.

Note 12 - DEFERRED GOVERNMENT GRANT

Deferred government grant represents subsidies for Good Manufacturing Practice projects granted by various levels of the PRC government. To date, the Company received government subsidies totaling $992,550 (RMB 6,500,000) of which, RMB 5,000,000 were granted by the PRC Government, of which, RMB 1,000,000 was re-paid on December 7, 2010, with the remaining fund to be paid back in 2012. RMB 2,000,000 was granted by Shaanxi Provincial Government, and RMB 500,000 was granted by Xi’an Municipal Government. The Shaanxi Provincial Government grant and Xi’an Municipal Government Grant do not need to be repaid.

Note 13 - CAPITAL TRANSACTIONS

Stock-based compensation

On March 30, 2010, the Company agreed to issue 2,500 shares of common stock to a non-executive director in exchange for services unrelated to directorship at the fair market value of $11.74 per share based on the closing price of March 30, 2010. On April 16, 2010, the Company entered into another agreement to grant 10,000 shares of common stock to that director for his one-year service from April 1, 2010. The closing price per share on the grant date was $10.61. The common stock compensation vests in four equal quarterly installments of 2,500 shares. Shares owed were accrued at end of each quarter at the fair market value of the grant date at $10.61 per share. A total of $26,525 and $27,000 was charged to general and administrative expense for the three months ended on March 31, 2011 and 2010 respectively. On October 25, 2010, 5,000 shares were issued to the director for the shares vested in the first two quarters of 2010. As of March 31, 2011, 7,500 shares were accrued at the closing price of the grant date of $10.61 per share and pending to be issued.

On May 26, 2009, the Company renewed the one-year service agreement with the former CFO and agreed to issue 14,440 shares of common stock, which would vest in four equal installments of 3,610 shares every quarter starting August 5, 2009. Compensation expense is recognized on the straight-line method over the vesting period. On February 26, 2010, 10,830 shares were issued at the fair market value of $8.57. Effective April 16, 2010, the former CFO resigned from his position and the last installment of 3,610 shares was prorated to 2,880 shares. The Company issued the 2,880 common shares to the former CFO on October 25, 2010 at the fair market value of $7.81 per share. Total compensation expense of $0 and $16,245 were charged to general and administrative expenses for the three months ended March 31, 2011 and 2010, respectively.

On May 26, 2009, the Company agreed to issue 5,556 shares of common stock to a director at the beginning of each term of his directorship. The trading value of the common stock on May 26, 2009 was $4.50 per share. The amount was charged to general and administrative expenses in 2009 and $0 and $16,245 were expensed for the three months ended March 31, 2011 and 2010, respectively. The Company issued 5,556 shares on February 26, 2010. In accordance with the agreement between the Company and this director, this director must continue to serve as a member of the Board until his successor is duly elected and qualified in order to receive the shares. This director has continued in his position and the Company is in the process of finalizing its agreement with this director and expects to complete this process shortly.

Warrants and Purchase Options

On February 28, 2007, the Company issued 195,000 warrants to four investors with an exercisable price of $6.00 per share for a term of three years.  On the same date, the Company also issued warrants to the private placement agent, exercisable for 114,100 shares of the Company’s common stock at a price of $5.00 per share for a five-year term. For the three months ended March 31, 2011, no warrants were exercised. For the three months ended March 31, 2010, 202,050 shares of warrants were exercised.

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

	March 31, 2011	March 31, 2010
Expected term (year)	0.92 – 3.25	1.66- 4.25
Expected volatility	53% - 147%	34% - 178%
Weighted average volatility	53% - 147%	34% - 178%
Expected dividend yield	0%	0%
Risk-free rate	0.3% - 1.30%	.04% - 1.14%

Following is an activity summary of the Company’s outstanding warrants and purchase options:

	Number of warrants/purchase options	Weighted – average exercise price		Weighted- average remaining contractual term (Year)
Outstanding at January 1, 2010	392,254		$5.57
Granted	-	$
Forfeited	-
Exercised	(218,024)		5.72
Outstanding at December 31, 2010	174,230		$7.50
Granted	-		-
Forfeited	-		-
Exercised	-	$
Outstanding at March 31, 2011	174,230		$7.50	2.79
Vested and expected to vest at March 31, 2011	174,230		$7.50	2.79
Exercisable at March 31, 2011	174,230		$7.50	2.79

Equity Compensation Plan

On December 8, 2009, the Company’s board of directors approved a stock incentive plan for officers, directors, employees and consultants entitled the “Skystar Bio-Pharmaceutical Company 2010 Stock Incentive Plan” (the “2010 Plan”). The maximum number of shares that may be issued under the 2010 Plan is 700,000 shares of common stock. The 2010 Plan was approved by the Company’s stockholders on December 31, 2009, and awards may be granted thereunder until December 7, 2019. As of March 31, 2011, there are 690,000 shares of the Company’s common stock remaining available for future issuance under the Plan.

Note 14 - STATUTORY RESERVES

Statutory reserves represent restricted retained earnings. Based on the legal formation of the entities, all PRC entities are required to set aside 10% of its net income as reported in its statutory accounts on an annual basis to the statutory surplus reserve fund. Once the total statutory surplus reserve reaches 50% of the entity’s registered capital, further appropriations are discretionary. The statutory surplus reserve can be used to increase the entity’s registered capital (upon approval by relevant government authorities) and eliminate its future losses under PRC GAAP (upon a resolution by the board of directors). The statutory surplus reserve is not distributable to shareholders except in the event of liquidation. As of March 31, 2011, apart from Xian Tianxing met the statutory surplus reserve requirement, and approximately $10,418,518 still needs to be transferred to the respective statutory surplus reserve of other PRC subsidiaries.

Appropriations to the above statutory reserves are accounted for as a transfer from unrestricted earnings to statutory reserves. There are no legal requirements in the PRC to fund these statutory reserves by the transfer of cash to any restricted accounts, and as such, the Company has not transferred any cash to these accounts. These reserves are not distributable as cash dividends.

Note 15 – TAXES

Skystar is subject to United States federal income tax provisions. Skystar Cayman is a tax-exempt company incorporated in the Cayman Islands and conducts all of its business through its subsidiaries, Fortune Time, Sida, Fortune Time’s subsidiary Skystar Kunshan, Sida’s subsidiary Skystar Jingzhou, and Sida’s PRC VIEs, Xi’an Tianxing, Shanghai Siqiang and Sikeda.

Sida, Skystar Jingzhou, Skystar Kunshan, Xi’an Tianxing, and Shanghai Siqiang are subject to the PRC’s Enterprise Income Tax. Pursuant to the PRC Income Tax Laws, Enterprise Income Tax is generally imposed at a statutory rate of 25%. Xi’an Tianxing has been approved as a new technology enterprise, and under PRC Income Tax Laws is entitled to a preferential tax rate of 15%.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended March 31, 2011 and 2010:

	For the three months ended
	March 31, 2011	March 31, 2010
U.S. Statutory rate	34.0%	34.0%
Foreign income not recognized in the U.S.	(34.0)	(34.0)
China income tax rate	25.0	25.0
China income tax exemption	(10.0)	(10.0)
Other item (1)	4.8	7.9
Total provision for income taxes	19.8%	22.9%

(1)
The other item is operating expenses incurred by Skystar that are not deductible in the PRC which resulted in an increase in effective tax rate of 4.8% and 7.9% for the three months ended March 31, 2011 and 2010, respectively.

Taxes payable consisted of the following:

	March 31, 2011	December 31, 2010
Income taxes payable	$839,936	$432,722
Value added tax	1,369,358	203,684
Other taxes	117,255	113,430
Total	$2,326,549	$749,836

The estimated tax savings due to the reduced tax rate for the three months ended March 31, 2011 and 2010 amounted to $151,049 and $216,880, respectively. If the statutory income tax had been applied, the Company would have decreased basic earnings per share and diluted per shares from $0.27 to $0.25 for the three months ended March 31, 2011. For the three months ended March 31 2010, the Company would have decreased basic earnings per share from $0.16 to $0.12 and diluted per shares from $0.15 to $0.12, if the statutory income tax had been applied.

Skystar is incorporated in the U.S. and has incurred a net operating loss for income tax purposes for the three months ended March 31, 2011. As of March 31, 2011, the estimated net operating loss carryforwards for U.S. income tax purposes amounted to $5,336,575 which may be available to reduce future years’ taxable income. These carryforwards will expire, if not utilized, beginning in 2026 and continue through 2010. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s limited operating history and continuing losses for U.S. income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at March 31, 2011 and December 31, 2010. The valuation allowance at March 31, 2011 and December 31, 2010 was $1,814,436 and $1,781,954, respectively. The Company’s management reviews this valuation allowance periodically and makes adjustments as necessary.

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $42 million as of March 31, 2011, which are included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

Note 16 - EARNINGS PER SHARE

The following is the calculation of earnings per share:

	For the three months ended March 31,
	2011	2010
Net income	$1,931,832	$1,096,247

Weighted average shares used in basic computation	7,166,919	7,061,530
Diluted effect of stock warrants	12,390	78,610
Weighted average shares used in diluted computation	7,179,309	7,140,140

Earnings per share:

Basic	$0.27	$0.16
Diluted	$0.27	$0.15

For the three months ended March 31, 2011, the average stock price was greater than the exercise prices of warrants which resulted in additional weighted-average common stock equivalents of 12,390. For the three months ended March 31, 2010, the average stock price was greater than the exercise prices of warrants which resulted in additional weighted-average common stock equivalents of 51,699.

For the three months ended March 31, 2011, the outstanding 140,000 options were excluded from the diluted earnings per share calculation as they are anti-dilutive as the average stock price was less than the exercise prices of the options. For the three months ended March 31, 2010, the average stock price was greater than the exercise prices of 140,000 outstanding options which resulted in additional weighted-average common stock equivalents of 26,911.

Note 17 - RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

Amounts payable to related parties are summarized as follows:

	March 31, 2011	December 31, 2010
Shares to be issued to related party
Scott Cramer – non-executive director (1)	$79,575	$53,050

Amounts due to related parties
Scott Cramer – non-executive director and shareholder	191,404	170,937
Officer and shareholder (2)	89,796	46,975
Total	$281,200	$217,912

(1) As of  March 31, 2011 and December 31, 2010, the Company had $79,575 (representing 7,500 common shares) and $53,050 (representing 5,000 common shares), respectively, under agreement to issue shares to Scott Cramer, as compensation for being a representative of the Company in the United States for the periods from April 1, 2010 to March 31, 2011.

(2) As of March 31, 2011, the amount due to officer and shareholder includes accrued rent to Mr. Weibing Lu for the leased office space for the Company’s sales office in Xi’an and the Company’s Siqiang subsidiary in Shanghai.

Note 18 - COMMITMENTS AND CONTINGENCIES

(a) Lease commitments

The Company recognizes lease expense on a straight-line basis over the term of the lease in accordance to the FASB’s accounting standard of accounting for leases. The Company entered into a tenancy agreement for the lease of factory premises for a period of ten years from October 1, 2004 to December 31, 2014. The annual rent for the factory premises has been adjusted to about $17,713 (RMB 116,000) and subject to a 10% increase every two years starting October 1, 2009.

The Company leases office space from Weibing Lu, the Company’s chief executive officer, for a period of five years from January 1, 2007 to December 31, 2011, with annual rent of approximately $25,281 (or RMB 165,600). The Company also entered into a tenancy agreement with Weibing Lu for the lease of Shanghai Siqiang’s office for a period of ten years from August 1, 2007 to August 1, 2017, with annual rent of approximately $21,989 (or RMB 144,000).

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

The minimum future lease payments for the next five years and thereafter are as follows:

Period	Amount
Nine months ending December 31, 2011	$48,979
Year ending December 31, 2012	39,702
Year ending December 31, 2013	39,702
Year ending December 31, 2014	35,274
Year ending December 31, 2015	21,989
Year ending December 31, 2016 and thereafter	34,815
Total	$220,461

Rental expense for the three months ended March 31, 2011 and 2010 amounted to $14,396 and $6,768, respectively.

 (b) Legal proceedings

From time to time, the Company is involved in legal matters arising in the ordinary course of business. Management currently is not aware of any legal matters or pending litigation which would have a significant effect on the Company’s consolidated financial statements as of March 31, 2011.

In May 2007, Andrew Chien filed suit against the Company, Scott Cramer, Steve Lowe, David Wassung and Weibing Lu in United States District Court for the District of Connecticut, alleging causes of action for violation of Sections 10(b) and 20(a) of the Exchange Act. On July 17, 2008, in a decision that is now published, the Court granted defendants’ motion to dismiss and subsequently dismissed the lawsuit, entering judgment on behalf of the defendants. Mr. Chien filed a notice of appeal of the Court’s dismissal of his lawsuit, opposed by the defendants, which remains pending. Additionally, on February 5, 2009, the Court issued a ruling on defendants’ motion for sanctions, finding the action filed by Mr. Chien to have been entirely frivolous, and to have constituted a “substantial” violation of Federal Rule of Civil Procedure Rule 11, and imposed significant monetary sanctions on both Mr. Chien and his former attorney. As part of the basis for imposing sanctions on Mr. Chien personally, the Court specifically found that Mr. Chien had knowledge of facts directly contradicting the allegations of his complaint, as evident in internet postings he made on online message boards. Mr. Chien subsequently filed motions seeking to “re-open” this case, and to recuse the judge, but both motions were denied. A Notice of Appeal concerning the ruling awarding sanctions against him was also filed by Mr. Chien.  All appeals, including the one referenced below concerning Mr. Chien’s second lawsuit, were subsequently consolidated and remain pending, although briefing has been completed.

Subsequently, Mr. Chien, proceeding pro se (i.e., he represented himself without an attorney), filed another lawsuit against the Company, Scott Cramer, Steve Lowe, David Wassung and Weibing Lu in Connecticut Superior Court, alleging causes of action similar to those alleged in his federal complaint described above as well as state law causes of action. The case was removed to the U.S. District Court, District of Connecticut, and assigned to the same Judge who dismissed Mr. Chien’s related federal action. On June 8, 2009, the Court granted defendants’ motion to dismiss this action in its entirety, and denied Mr. Chien’s motion to further amend his complaint. Mr. Chien filed a Notice of Appeal concerning the ruling dismissing this lawsuit, which has been consolidated with Mr. Chien’s appeal of his other lawsuit.  On May 26, 2010, the court of appeals for the Second Circuit upheld Judge Kravtiz’s ruling against Mr. Chien.

Subsequently, The Court of Appeals issued a Mandate upholding the decision granting defendant’s motion to dismiss and found that the District Court did not “abuse its discretion” in issuing moderate sanctions against Chien in light of the circumstances and facts on record.  This Mandate was entered on November 8, 2010. On January 22, 2011, Chien filed a petition with the Supreme Court of the United States, appealing the lower court’s ruling. Appeals to the U.S. Supreme Court far exceed the number of cases it actually hears. As of this date we have not received notice of further action by the Supreme Court.

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

(d) R&D Project

During the first quarter of 2008, Xian Tianxing contracted with Northwestern Agricultural Technology University to jointly work on an R&D project concerning the application of nano-technology in the prevention of major milk cow disease. The total projected budget for this project is approximately $610,800 (RMB 4 million), which is to be paid according to the completed stages of the project. The project’s completion date has been delayed.  The Company now expects this project to be completed in 2011. As of March 31, 2011 and 2010, the Company incurred no expenses relating to this project. The project reached trial stage in June 2009, and the Company expects to obtain veterinary permit for the new product from government on 2010.

During the year ended December 31, 2009, Xian Tianxing contracted with the Fourth Military Medical University to jointly work on a R&D project with a contracted amount of approximated $916,200 (RMB 6,000,000).  As of March 31, 2011 and 2010, the Company incurred approximately $0 and $43,995 (RMB 300,000) expenses, respectively, relating to this project.

During the first quarter of 2011, Xi’an Tianxing contracted with the Fourth Military Medical University to jointly work on a R&D project to develop new treatment and diagnosis method for Mycoplasmal pneumona of swine.  The Project term is from January 2011 thru June 2013.  The cost to the Company for the initial phase is approximately $305,400 (RMB 2,000,000), of which $76,090 (RMB 500,000) has been paid in the first quarter of 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We were incorporated in Nevada on September 24, 1998.  We are a holding company that, through our wholly owned subsidiaries in China, including Skystar Bio Technology (Jingzhou) Co. (“Skystar Jingzhou”), and variable interest entity (“VIE”), Xi’an Tianxing Bio-Pharmaceutical Co., Ltd. (“Xi’an Tianxing”), researches, develops, manufactures, and distributes veterinary health care and medical care products in the People’s Republic of China (“PRC”).

All of our operations are carried out by our subsidiaries in China and Xi’an Tianxing, which the Company controls through contractual arrangements between Xi’an Tianxing and Sida Biotechnology (Xi’an) Co., Ltd. (“Sida”), the wholly owned subsidiary of Fortunate Time International Limited, the wholly owned subsidiary of Skystar Bio-Pharmaceutical (Cayman) Holdings Co., Ltd. (“Skystar Cayman”), which became our wholly owned subsidiary in 2005.

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

In addition to Xi’an Tianxing, Skystar Jingzhou also manufactures and distributes veterinary medicines including aquaculture medicines in China.  Skystar Jingzhou is a wholly owned subsidiary of the Company’s Sida entity.  It was formed with the August 2010 acquisition of a veterinary medicine manufacturing facility in Hubei Province, China.

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

Principles of consolidation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include the financial statements of the Company, its wholly owned subsidiaries, and its VIEs.  All significant inter-company transactions and balances between the Company, its subsidiaries, and its VIEs have been eliminated in consolidation.

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

Impairment of Intangible Assets — The Company evaluates the carrying value of intangible assets annually or more often when factors indicating impairment are present. The Company determines the existence of such impairment by measuring the estimated future cash flows (undiscounted) and comparing such amount to the net asset carrying value. If the undiscounted cash flow estimated to be generated by any such intangible asset is less than its carrying amount, a loss is recognized based on the amount by which the carrying amount exceeds the intangible asset’s fair market value. Loss on intangible assets to be disposed of is determined in a similar manner, except that fair market values are reduced by the cost of disposal. Based on its review, the Company believes that, as of March 31, 2011, there was no impairment of its intangible assets.

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

Recent Issued Accounting Pronouncements

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

Results of Operations – Three Months ended March 31, 2011 and 2010

The following table summarizes our results of operations for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011		2010
	Amount	% of total revenue	Amount	% of total revenue
Revenue	$7,086,954	100.0%	$4,869,243	100.0%
Gross Profit	$3,595,608	50.7%	$2,578,024	52.9%
Operating Expenses	$1,951,674	27.5%	$834,679	17.1%
Income from Operations	$1,643,934	23.2%	$1,743,345	35.8%
Other Income	$765,348	10.8%	$(321,779)	6.6%
Income Tax Expenses	$477,450	6.7%	$325,319	6.7%
Net Income	$1,931,832	27.3%	$1,096,247	22.5%

Revenue.   All of our revenue is derived from the sale of veterinary healthcare and medical care products in the PRC. For the three months ended March 31, 2011, we had revenue of $7,086,954 as compared to revenue of $4,869,243 for the three months ended March 31, 2010, an increase of approximately 46%. We generate revenue from sales of four product lines: veterinary medications, micro-organism, feed additives, and vaccines.  Selling price has not changed from the same period last year for most of our past customers.

Revenue — Veterinary Medications.   Revenue from sales of our veterinary medications increased by $1,668,788 or 52% from $3,196,259 for the three months ended March 31, 2010 to $4,865,047 for the three months ended March 31, 2011.  The increase was primarily due to improved utilization of our Huxian plant capacity and improved product mix that met market demands. Of total revenues from veterinary medications during the three months ended March 31, 2011, approximately 1,058,132 or 15% resulted from the sale of Praziquantel tablets which treats schistosomiasis.

Revenue — Micro-Organism.   Revenue from sales of our micro-organism products increased by $389,516 or 32% from $1,206,578 for the three months ended March 31, 2010 to $1,596,094 during the three months ended March 31, 2011. The increase was the result of increased utilization of the micro-organism production capacity completed at our Huxian plant, which commenced production in June 2010. We expect the micro-organism line to contribute more to our revenue mix as we continue to ramp up production in the coming months.

Revenue — Feed Additives.   Revenue from sales of our feed additives product line increased by $90,367 or 38% from $236,040 for the three months ended March 31, 2010 to $326,407 for the three months ended March 31, 2011. The increase was the result of increased sales efforts of our multi-enzyme feed additive products during the three months ended March 31, 2011.

Revenue — Vaccines.  Revenue from sales of our vaccines increased by $69,040 or 30% from $230,366 for the three months ended March 31, 2010 to $299,406 for the three months ended March 31, 2011. This increase was the result of increased demands for our vaccine products and added production shifts during the three months ended March 31, 2011. We are presently operating at full production capacity for our vaccine product line and therefore cannot significantly increase sales until we expand our production capabilities. The construction of the vaccine facility was completed in June 2010. We submitted an application for Good Manufacturing Practices (GMP) certification to the Ministry of Agriculture, and, as of the date of this report, we are waiting for a response from the Ministry. We expect the new vaccine facility to receive GMP certification by the end of the year or early next year to commence production shortly thereafter.

Cost of Sales.   Cost of revenue, which consists of raw materials, direct labor, and manufacturing overhead for our four product lines, was $3,491,346 for the three months ended March 31, 2011, as compared to $2,291,219 for the three months ended March 31, 2010, an increase of approximately 52%, as a result of increased sales and higher raw materials costs.  Cost of packaging materials also increased, but to a lesser degree compared to raw materials costs.  Labor cost also increased compared to same period last year.  However, labor accounted for a very small percentage in our total product cost.  The impact to our gross margins mainly comes from the higher raw materials cost.

Cost of Sales — Veterinary Medications.   Cost of revenue for our veterinary medications increased by $999,648 or approximately 55% from $1,822,258 for the three months ended March 31, 2010 to $2,821,906 for the three months ended March 31, 2011. This increase was mainly due to the corresponding increase in veterinary medication sales and higher raw materials costs. Cost increased more in percentage terms compared to the increase in sales mainly due to increased raw materials cost.

Cost of Sales — Micro-Organism.   Cost of revenue for our micro-organism products increased by $151,164 or 44%, from $343,018 for the three months ended March 31, 2010 to $494,182 for the three months ended March 31, 2011. This increase was mainly due to increased sales and higher raw materials costs.

Cost of Sales — Feed Additives.   Cost of revenue for our feed additives increased by $40,820 or 41% from $100,046 for the three months ended March 31, 2010 to $140,866 for the three months ended March 31, 2011. The increase was primarily due to increased sales and higher raw material costs.

Cost of Sales — Vaccines.   Cost of revenue for our vaccines products increased by $8,495 or 33% from $25,897 for the three months ended March 31, 2010 to $34,392 for the three months ended March 31, 2011. This increase was a result of increased sales and production.

Operating Expenses

	Three Months Ended March 31,
	2011		2010
	Amount	% of total revenue	Amount	% of total revenue
Operating Expenses
Selling Expenses	$369,404	5.2%	$171,134	3.5%
General and Administrative Expenses	$1,294,798	18.2%	$619,550	12.7%
Research and Development Costs	$287,472	4.1%	$43,995	0.9%
Total Operating Expenses	$1,951,674	27.5%	$834,679	17.1%

Selling Expenses.  Selling expenses, which consist of commissions, advertising and promotion expenses, freight charges, and salaries, totaled $369,404 for the three months ended March 31, 2011 as compared to $171,134 for the three months ended March 31, 2010, an increase of approximately 115.9%. This increase is a result of increased sales between the two periods and an increase in our sales staff.

General and Administrative Expenses.  General and administrative expenses totaled $1,294,798 for the three months ended March 31, 2011, as compared to $619,550 for the three months ended March 31, 2010, an increase of approximately 109%. The increase was mainly due to higher salary costs in the Company’s corporate administration staff in the Company’s China subsidiaries, and higher depreciation expenses related to part of the vaccine facility that had been transferred out of CIP to fixed asset at the end of 2010.  The general and administration expenses in the Company’s US entity also increased due to higher professional service fees.  The increased operational scale of our Chinese operating entities also contributed to higher G&A expenses.

Research and Development Costs.  Research and development costs, which consist of salaries, professional fees, and technical support fees, totaled $287,472 for the three months ended March 31, 2011, as compared to $43,995 for the three months ended March 31, 2010, an increase of approximately 553.4%.   The high percentage increase was due to an unusually low base in the first quarter of 2010, when there were no significant expenditures for research and development during that period of time.

Liquidity

For the three months ended March 31, 2011, cash used in operating activities was $6,288,315 compared to cash provided by operations of $1,908,957 for the same period in 2010.  The major operating activities that provided cash during the quarter ended March 31, 2011 were net income of $1,931,832 and an increase in taxes payable of $1,566,418 mainly due to the timing difference in the payment schedule for VAT tax and income taxes to the Chinese tax authority.  The major operating activities that used cash during the quarter ended March 31, 2011 were a build-up in inventory that used $6,826,437, an increase in deposit and prepaid expenses related to prepaid construction projects and inventories that used $1,440,749, an increase in other receivables of $1,162,594 mainly related to customer collections that were held by the logistics and pending deposit to our bank account at the quarter end, and an increase in accounts receivable of $757,356. Based on the Company’s research and feedback from the market, the Company believes the current inflationary pressure will continue to build in 2011 and cost of raw materials will continue to escalate.  The Company has accumulated more inventory than in the past to ensure the supply of raw materials at lower cost levels and to protect the Company’s historical profit margins.  As a result, the negative impact to the gross margins from the cost increases of raw materials has been relatively small in the quarter ended March 31, 2011.  However, if the government is unsuccessful in reining in inflation, there may be greater negative impact to our gross margins from cost increases of raw materials in the future. As of March 31, 2011, we had approximately 38 suppliers that we made advances to in order to secure our raw material needs and to obtain favorable pricing.  We will continue to closely manage these advances to balance the need for lower materials cost and sufficient cash flow.

Cash provided by investing activities for the three months ended March 31, 2011 was $6,462,736, as compared to using $7,355,381 in investing activities for the three months ended March 31, 2010. Cash provided by investing activities for the three months ended March 31, 2011 was mainly the result of the collection of short term loans we made in December 2010 to two of our suppliers totaling $7,609,000.  Among the investing activities that used cash is the payment of construction in progress of $634,222.

Cash used in financing activities was $298,244 for the three months ended March 31, 2010 as compared to cash generated in financing activities of $1,319,841 for the three months ended March 31, 2011. Cash generated by financing activities for the three months ended March 31, 2011 was primarily the result of short-term loans the Company took out from a local bank in China.

As of March 31, 2011, we had cash of $7,403,389. Our total current assets were $49,098,741, and our total current liabilities were $10,868,712, which resulted in a net working capital of $38,230,029.

Capital Resources

During the three months ended March 31, 2011, we made additional payments of $453,266 related to the acquisition of the Kunshan facility. We also took out $$1,261,302 in short-term loans. We have sufficient capital to support our ongoing operations.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
R&D Project Obligation	$914,384	$914,384	$-	$-	$-
Operating Lease Obligations	220,461	48,979	114,678	43,978	12,826
Total	$1,134,845	$963,363	114,678	43,978	12,826

In addition to the contractual obligations listed above, we have a future registered capital commitment related to our newly created subsidiary Skystar Kunshan, located in Kunshan, Jiangsu province, China. The Skystar Kunshan subsidiary has a registered capital of $15,000,000, of which we invested $2,250,000 in cash. The remaining $12,750,000 of capital must be invested prior to May 7, 2012. We have also been making prepayments in an effort to acquire assets in a micro-organism manufacturing facility in Kunshan. Upon completion of such an acquisition, the assets purchased will be transferred to Skystar Kunshan to satisfy some of our registered capital commitment. If such an acquisition does not close, we may request a reduction or cancellation of the registered capital requirement. As of the date of this report, we have not completed the acquisition.

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

Exchange Rate

The Company’s operating subsidiaries in China maintain their books and records in Renminbi (“RMB”), the currency of China. In general, for consolidation purposes, we translate the subsidiaries’ assets and liabilities into US Dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period. Adjustments resulting from the translation of the financial statements of the Company’s Chinese subsidiaries are recorded as accumulated other comprehensive income.

The exchange rates used to translate amounts in RMB into US Dollar for the purposes of preparing the consolidated financial statements or otherwise stated in this MD&A were as follows:

	March 31, 2010	December 31, 2010	March 31, 2011
Assets and liabilities	1 RMB = 0.14670 USD	1 RMB = 0.15170 USD	1 RMB = 0.15270 USD
Statements of operations and cash flows for the period/year ended	1 RMB = 0.14665 USD	1 RMB = 0.14794 USD	1 RMB = 0.15218 USD

Inflation

We are seeing significant inflation pressures building in China.  We were able to secure favorable pricing by prepaying for major components to certain suppliers to lock in prices ahead of time.  As a result, we did not experience as much cost pressures as evidenced in the spot market prices of the raw materials.   However, we are seeing the rising costs of raw materials gradually starting to impact our margins in the quarter ended March 31, 2011, as evidenced by the slight decrease in gross margins.  We anticipate the inflationary pressures continuing in 2011.  We are focused on minimizing cost increases and are monitoring the situation closely.  We continue the practice of prepayments to suppliers in order to have better control of costs for raw materials.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

As of March 31, 2011, the end of the fiscal year covered by this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures were ineffective at the reasonable assurance level because of a lack of accounting and internal audit personnel with an appropriate level of knowledge, experience, and training in the application of U.S. GAAP.  We plan to implement the following measures as soon as possible to remediate this material weakness:

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

Exh. No.	Description
3.1	Articles of Incorporation, as amended (2)

3.2	Bylaws, as amended (1)

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	Filed herewith.

(1)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on July 15, 2008.

(2)	Incorporated by reference from Registrant’s Quarter Report on Form 10-Q filed on November 15, 2010.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKYSTAR BIO-PHARMACEUTICAL COMPANY

May 23, 2011	By:	/s/ Weibing Lu
Weibing Lu
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael H. Lan
Michael H. Lan
Chief Financial Officer
(Principal Financial and Accounting Officer)