Form 10-Q
period 2011-06-30
SKYSTAR BIO-PHARMACEUTICAL CO
filed 2011-08-22
CIK 1076939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes  ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 15, 2011, the Registrant had 7,161,919 shares of common stock outstanding.

SKYSTAR BIO-PHARMACEUTICAL COMPANY

FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements usually contain the words “estimate,” “anticipate,” “believe,” “expect,” or similar expressions, and are subject to numerous known and unknown risks and uncertainties. In evaluating such statements, prospective investors should carefully review various risks and uncertainties identified in this report and in our other SEC filings. These risks and uncertainties could cause our actual results to differ materially from those indicated in the forward-looking statements. We undertake no obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

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

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011 (Unaudited)	2010
ASSETS
CURRENT ASSETS:
Cash	$5,046,502	$5,887,831
Accounts receivable, net of allowance for doubtful accounts of $345,736 (Unaudited) and $339,031 as of June 30, 2011 and December 31, 2010, respectively	3,979,063	4,977,850
Inventories	16,146,631	7,202,223
Deposits and prepaid expenses	16,770,200	17,074,000
Loans receivable	2,113,202	8,040,100
Other receivables	1,563,512	1,558,775
Total current assets	45,619,110	44,740,779

PLANT AND EQUIPMENT, NET	22,608,122	22,613,113

CONSTRUCTION-IN-PROGRESS	6,249,534	1,590,720

OTHER ASSETS:
Long-term prepayments	1,222,130	1,454,226
Long-term prepayments for acquisitions	4,901,402	4,806,352
Intangible assets, net	5,820,403	6,043,941
Total other assets	11,943,935	12,304,519
Total assets	$86,420,701	$81,249,131

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$789,758	$201,850
Other payable and accrued expenses	1,421,029	1,845,051
Short-term loans	4,208,846	3,025,884
Deposits from customers	1,574,905	1,260,030
Taxes payable	54,482	749,836
Shares to be issued to related parties	79,575	53,050
Due to related parties	437,341	217,912
Total current liabilities	8,565,936	7,353,613

OTHER LIABILITIES:
Deferred government grant	1,005,550	986,050
Warrant liability	323,992	1,419,639
Total other liabilities	1,329,542	2,405,689
Total liabilities	9,895,478	9,759,302

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 50,000,000 shares authorized, No Series “A” shares authorized, 48,000,000 Series “B” shares authorized, No Series “B” shares issued and outstanding
Common stock, $0.001 par value, 40,000,000 shares authorized, 7,161,919 shares issued and outstanding as of June 30, 2011 (Unaudited) and December 31, 2010	7,162	7,162
Paid-in capital	35,784,378	35,784,378
Statutory reserves	5,695,236	5,695,236
Retained earnings	28,286,512	24,847,290
Accumulated other comprehensive income	6,751,935	5,155,763
Total shareholders’ equity	76,525,223	71,489,829
Total liabilities and shareholders’ equity	$86,420,701	$81,249,131

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
(Unaudited)

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2011	2010	2011	2010

REVENUE, NET	$9,096,141	$8,264,541	$16,183,095	$13,133,784

COST OF REVENUE	4,637,007	3,905,063	8,128,353	6,196,282

GROSS PROFIT	4,459,134	4,359,478	8,054,742	6,937,502

OPERATING EXPENSES:
Research and development	1,801,551	192,088	2,089,023	236,083
Selling expenses	609,826	431,810	979,230	602,944
General and administrative	515,293	998,034	1,810,091	1,617,584
Total operating expenses	2,926,670	1,621,932	4,878,344	2,456,611

INCOME FROM OPERATIONS	1,532,464	2,737,546	3,176,398	4,480,891

OTHER INCOME (EXPENSE):
Other income (expense), net	(4,549)	36,257	(4,367)	36,674
Interest income (expense), net	(98,973)	(12,976)	(69,301)	(17,792)
Change in fair value of derivative liability	360,153	158,054	1,095,647	(159,326)
Total other income (expense), net	256,631	181,335	1,021,979	(140,444)

INCOME BEFORE PROVISION FOR INCOME TAXES	1,789,095	2,918,881	4,198,377	4,340,447

PROVISION FOR INCOME TAXES	281,705	540,486	759,155	865,805

NET INCOME	1,507,390	2,378,395	3,439,222	3,474,642

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	1,130,579	280,998	1,596,172	240,182

COMPREHENSIVE INCOME	$2,637,969	$2,659,393	$5,035,394	$3,714,824

EARNINGS PER SHARE:
Basic	$0.21	$0.33	$0.48	$0.49
Diluted	$0.21	$0.33	$0.48	$0.49

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic	7,169,419	7,104,606	7,168,176	7,083,149
Diluted	7,169,419	7,140,518	7,174,888	7,119,846

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

	Six months ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,439,222	$3,474,642
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	498,760	299,848
Amortization	385,722	77,133
Bad debt expense	-	287,561
Allowance for slow moving inventories	-	63,001
Common stock issued for services	-	16,245
Common stock to be issued to related parties for compensation	26,525	70,367
Change in fair value of warrant liability	(1,095,647)	159,326
Change in operating assets and liabilities
Accounts receivable	1,085,951	(3,584,456)
Inventories	(8,711,510)	(9,252,221)
Deposits and prepaid expenses	(56,093)	7,729,174
Other receivables	791,371	(56,090)
Accounts payable	577,915	253,565
Other payable and accrued expenses	(449,155)	(88,372)
Deposits from customers	286,977	349,949
Taxes payable	(702,883)	753,555
Net cash (used in) provided by operating activities	(3,922,845)	553,227

CASH FLOWS FROM INVESTING ACTIVITIES:

Payments of long-term prepayments	(307,642)	-
Prepayment for asset acquisition	-	(5,518,478)
Loans to third parties	(2,847,846)	-
Collection of loans to third parties	8,871,193	-
Purchases of intangible assets	(46,186)	-
Purchases of plant and equipment	(51,222)	(2,136,531)
Payments on construction-in-progress	(4,013,980)	(748,449)
Net cash provided by (used in) investing activities	1,604,317	(8,403,458)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	1,724,019	-
Repayment for short-term loans	(612,440)	(220,035)
Repayment to shareholders and directors	-	(110,018)
Due (from) to related parties	190,630	(47,874)
Net cash provided by (used in) financing activities	1,302,209	(377,927)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	174,990	11,318

DECREASE IN CASH	(841,329)	(8,216,840)

CASH, beginning of period	5,887,831	11,699,398

CASH, end of period	$5,046,502	$3,482,558

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$119,128	$7,435
Cash paid for income taxes	$1,262,699	$578,055
Non-cash investing and financing activities
Long-term prepayment transferred to construction-in-progress	$571,692	$-
Long-term prepayment transferred to property, plant and equipment	$-	$439,897
Construction-in-progress transferred to property, plant and equipment	$-	$1,396,211
Cashless exercise of warrants	$-	$1,511,604
Issuance of common stock accrued in previous year	$-	$25,002

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

						Accumulated
				Retained earnings		other
	Common stock		Paid-in	Statutory		comprehensive
	Shares	Amount	capital	reserves	Unrestricted	income	Total
BALANCE, December 31, 2010	7,161,919	$7,162	$35,784,378	$5,695,236	$24,847,290	$5,155,763	$71,489,829

Foreign currency translation	-	-	-	-	-	1,596,172	1,596,172
Net income	-	-	-	-	3,439,222	-	3,439,222

BALANCE, JUNE 30, 2011	7,161,919	$7,162	$35,784,378	$5,695,236	$28,286,512	$6,751,935	$76,525,223

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

Note 1 - ORGANIZATION

Organization and description of business

Skystar Bio-Pharmaceutical Company (“Skystar” or the “Company”) was incorporated in Nevada on September 24, 1998. Since its acquisition on November 7, 2005 of Skystar Bio-Pharmaceutical (Cayman) Holdings Co., Ltd. (“Skystar Cayman”), a Cayman Islands company, the Company has been engaged in research, development, production, marketing, and sales of veterinary healthcare and medical care products. All current operations of the Company are in the People’s Republic of China (“China” or the “PRC”).

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

As a result of these contractual arrangements, which obligate Sida to absorb all of the risk of loss from Xian Tianxing’s activities and enable Sida to receive all of its expected residual returns, the Company accounts for Xian Tianxing as a variable interest entity (“VIE”) under Financial Accounting Standards Board’s (“FASB”) interpretation on consolidation of variable interest entities. Accordingly, the Company consolidates Xian Tianxing’s results, assets, and liabilities.

Hereinafter, Skystar, Skystar Cayman, Fortunate Time, Sida, Xian Tianxing, Skystar Jingzhou and Shanghai Siqiang are sometimes collectively referred to as the “Company.”

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

Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

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

The quotation of the exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the People’s Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People’s Bank of China. The rates of exchange quoted by the People’s Bank of China on June 30, 2011 and December 31, 2010 were US $1.00 to RMB 6.46 and RMB 6.59, respectively. The average translation rates of US $1.00 to RMB 6.53 and RMB 6.82 was applied to the income statement accounts for the six months ended June 30, 2011 and 2010, respectively.

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

Fair values of financial instruments

The accounting standards regarding fair value of financial instruments and related fair value measurements defines financial instruments and requires fair value disclosures of those financial instruments.  This accounting standard defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures.  Certain current assets and current liabilities qualify as financial instruments and management believes their carrying amounts are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their current interest rates are equivalent to interest rates currently available.  The three levels of valuation hierarchy are defined as follows:

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

The Company has stock purchase warrants which are treated as derivative liabilities.  These warrants do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using the Black-Scholes Option Pricing Model (“Black-Scholes Model”) using the following assumptions:

	Warrants – (1)		Purchase Options – (2)
	June 30, 2011 (Unaudited)	December 31, 2010	June 30, 2011 (Unaudited)	December 31, 2010
Stock price	$3.17	$9.73	$3.17	$9.73
Exercise price	$5.00	$5.00	$8.11	$8.11
Annual dividend yield	-	-	-	-
Expected term (years)	0.67	1.16	3.00	3.50
Risk-free interest rate	0.15%	0.30%	0.81%	1.50%
Expected volatility	54%	51%	153%	180%

(1)	As of December 31, 2010, 34,230 warrants with an exercise price of $5.00 were outstanding. As of June 30, 2011, 34,230 of these warrants were outstanding.

(2)	As of December 31, 2010, 140,000 purchase options with an exercise price of $8.11 were outstanding. As of June 30, 2011, 140,000 of these options were outstanding.

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

The fair value of the 174,230 warrants and options outstanding as of June 30, 2011 was determined using the Black-Scholes Model, defined in the FASB’s accounting standard of fair value measurement as level 2 inputs, and recorded the change in earnings. As a result, the warrant liability is carried on the consolidated balance sheets at fair value. The Company recognized a gain of $360,153 and $158,054 from the change in fair value of derivative liability for the three months ended June 30, 2011 and 2010, respectively, and a gain of $1,095,647 and a loss of $159,326 for the six months ended June 30, 2011 and 2010, respectively.

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2011:

	Carrying Value at	Fair Value Measurement at June 30, 2011
	June 30, 2011	Level 1	Level 2	Level 3
Warrant liability (unaudited)	$323,992	$—	$323,992	$—

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a non-recurring basis.  Generally, assets are recorded at fair value on a non-recurring basis as a result of impairment charges.  For the six months ended June 30, 2011, there were no impairment charges.

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

Shipping and handling costs related to goods sold are included in selling expenses, which totaled $350,054 and $213,109 for the three months ended June 30, 2011 and 2010, respectively, and $544,270 and $284,880 for the six months ended June 30, 2011 and 2010, respectively.

The Company’s revenues and cost of revenues by product line were as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Micro-organism	$1,981,128	$1,985,095	$3,577,222	$3,191,673
Veterinary Medications	6,341,859	5,533,020	11,206,906	8,729,279
Feed Additives	390,872	368,537	717,279	604,577
Vaccines	382,282	377,889	681,688	608,255
Total Revenue	9,096,141	8,264,541	16,183,095	13,133,784

Cost of Revenue
Micro-organism	580,806	520,911	1,074,988	863,930
Veterinary Medications	3,842,551	3,197,770	6,664,457	5,020,027
Feed Additives	164,382	146,984	305,248	247,030
Vaccines	49,268	39,398	83,660	65,295
Total Cost of Revenue	4,637,007	3,905,063	8,128,353	6,196,282
Gross Profit	$4,459,134	$4,359,478	$8,054,742	$6,937,502

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

Management assesses the carrying value of plant and equipment annually, more often when factors indicating impairment are present, and reduces the carrying value of such assets by the amount of the impairment. The Company determines the existence of such impairment by measuring the expected future cash flows (undiscounted and without interest charges) and comparing such amount to the net asset carrying value. An impairment loss, if it exists, is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Based on its review, management believes that, as of June 30, 2011 and December 31, 2010, there was no impairment for its plant and equipment.

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

Impairment of Intangible Assets — The Company evaluates the carrying value of intangible assets annually, or more often when factors indicating impairment may exist. The Company determines the existence of such impairment by measuring the estimated future cash flows (undiscounted) and comparing such amount to the net asset carrying value. If the undiscounted cash flow estimated to be generated by any such intangible asset is less than its carrying amount, a loss is recognized based on the amount by which the carrying amount exceeds the intangible asset’s fair market value. Loss on intangible assets to be disposed of is determined in a similar manner, except that fair market values are reduced by the cost of disposal. Based on its review, the Company believes that, as of June 30, 2011, there was no impairment of its intangible assets.

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

Advertising costs

Advertising costs are charged to operations currently. Advertising costs for the three months ended June 30, 2011 and 2010 were $406 and $4,818, respectively, and for the six months ended June 30, 2011 and 2010 were $505 and $6,469, respectively.

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

According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational or other errors made by the taxpayer or the withholding agent. The statute of limitations extends to five years under special circumstances. In the case of transfer pricing issues, the statute of limitations is ten years. There is no statute of limitations in the case of tax evasion. Accordingly, the income tax returns of the Company’s PRC operating subsidiaries for the years ended December 31, 2008 through 2010 are open to examination by the PRC state and local tax authorities.

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

Recently issued accounting pronouncements

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure to include transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. Further, this update clarifies existing disclosures on level of disaggregation and Disclosures about inputs and valuation techniques. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities and should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2010, the FASB issued Accounting Standards Update 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” or ASU 2010-13. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements.

In December 2010, the FASB issued Accounting Standards Update 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force). ASU No. 2010-28 addresses questions about entities that have reporting units with zero or negative carrying amounts. The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples in paragraph 350-20-35-30, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In addition, current GAAP will be improved by eliminating an entity’s ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. As a result, goodwill impairments may be reported sooner than under current practice. The provisions of ASC No. 2010-28 are effective for fiscal years, and interim periods within those years, beginning after Dec. 15, 2010. Early adoption is not permitted. The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements.

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

In June 2011, the FASB issued new guidance on the presentation of comprehensive income that eliminates the option to report the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This guidance will be effective during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Note 3 - CONCENTRATIONS AND CREDIT RISK

For the three months and six months ended June 30, 2011 and 2010, all of the Company’s sales occurred in the PRC. In those periods, no individual customer accounted for more than 10% of the Company’s total revenues. In addition, all accounts receivable at June 30, 2011 and December 31, 2010 also arose in the PRC.

The Company’s six largest vendors accounted for approximately 59% and 66% of the Company’s total purchases for the three months and six months ended June 30, 2011, respectively, while the Company’s six largest vendors accounted for approximately 61% and 59% of the Company’s total purchases for the three months and six months ended June 30, 2010, respectively.

The Company had one product that accounted for 22% and 19% of the Company’s total revenues for the three months and six months ended June 30, 2011, respectively, while the Company had one product that accounted for 23% and 21% of the Company’s total revenues for the three months and six months ended June 30, 2010, respectively.

Note 4 - ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	June 30, 2011	December 31, 2010
Account receivable	$4,324,799	$5,316,881
Allowance for bad debts	(345,736)	(339,031)
Account receivable, net	$3,979,063	$4,977,850

The following table presents the movement of allowance for doubtful accounts:

Allowance for bad debt, January 1, 2011	$339,031
Addition	—
Recovery	—
Translation adjustment	6,705
Allowance for bad debt, June 30, 2011 (unaudited)	$345,736

Note 5 – INVENTORIES

Inventories consisted of the following:

	June 30, 2011	December 31, 2010
Raw materials	$13,270,803	$5,466,902
Packing materials	1,117,095	170,843
Work-in-process	25,231	23,071
Finished goods	1,918,770	1,721,943
Other	25,070	25,723
Total	16,356,969	7,408,482
Less: Allowance for slow moving raw materials	(210,338)	(206,259)
Total	$16,146,631	$7,202,223

The Company periodically reviews its reserves for slow-moving and obsolete inventories.

Note 6 - DEPOSITS AND PREPAID EXPENSES

Deposits and prepaid expenses were comprised of the following:

	June 30, 2011	December 31, 2010
Prepayment for raw materials purchasing	$15,399,475	$15,967,236
Prepayment for packaging materials purchasing	379,111	767,623
Prepaid income tax (Note 16)	338,914	-
Other	652,700	339,141
Total	$16,770,200	$17,074,000

Note 7 - PLANT AND EQUIPMENT, NET

Plant and equipment consisted of the following:

	June 30, 2011	December 31, 2010
Building and improvements	$21,168,054	$20,757,554
Machinery and equipment	3,715,637	3,640,635
Office equipment and furniture	310,097	256,690
Vehicles	578,342	566,718
Total	25,772,130	25,221,597
Less: Accumulated depreciation	(3,164,008)	(2,608,484)
Plant and equipment, net	$22,608,122	$22,613,113

The Company’s one year loan with Shaanxi Agricultural Yanta Credit Union is collateralized by the Company’s office buildings located in Xi’an City.

The Company’s line of credit with Bank of East-Asia is secured by the Company’s manufacturing plant in Huxian County.

Depreciation expense was $166,332 and $176,364 for the three months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011 and 2010, depreciation expense was $498,760 and $299,848, respectively.

Note 8 - CONSTRUCTION-IN-PROGRESS

Xian facility

Construction-in-progress (“CIP”) is related to a plant being built in accordance with the PRC’s Good Manufacturing Practices (“GMP”) Standard. Construction of the vaccine facility commenced in 2005 and was completed in 2010. The facility is currently waiting for the GMP certification from the Ministry of Agriculture. The Company expects the GMP certification will be completed by the end of 2011.

During the six months ended June 30, 2011, the Company started a facility improvement project in the amount of $309,400 (RMB 2,000,000) for the Animal Laboratory. The Company also started two projects in the vaccine facility to modify the air filtration, water treatment and other facility changes based on recommendations by the outside experts hired by the Company to advise on the GMP qualification process for the vaccine facility.

Kunshan facility

The Company incurred $4,544,450 (RMB 29,375,891) for construction and supporting projects at Kunshan facility including plumbing, sewer, electrical, HVAC, fire protection and alarm system, drainage, office, lab, road construction, parking, and landscaping. During the three months and six months ended June 30, 2011, no amount was transferred from CIP to property, plant and equipment. During the three months and six months ended June 30, 2010, some general facility improvements were completed and placed in service resulting in a transfer from CIP to property, plant and equipment of $72,249. No depreciation is provided for construction-in-progress until such time the assets are completed and placed into service.

The construction projects the Company is in the progress of completing are:

Project	Total in CIP as of June 30, 2011	Estimate cost to Complete	Estimated Total Cost	Estimated Completion Date
Vaccine facility	$1,297,059	-	$1,297,059	December 2011
Kunshan facility	4,643,075	261,716	4,904,791	December 2011
Animal laboratory	309,400	-	309,400	December 2011
Total	$6,249,534		$6,511,250

As of June 30, 2011 and December 31, 2010, the Company had construction in progress amounting to$6,249,534 and $1,590,720, respectively. No interest expense was capitalized for construction in progress for the three months and six months ended June 30, 2011 and 2010 as management determined the amount of capitalized interest was insignificant.

Note 9 - LONG-TERM PREPAYMENTS

Long-term prepayments consisted of the following:

	June 30, 2011	December 31, 2010
R&D project	$309,400	$303,400
Construction deposit	464,100	455,100
Deposit for building and equipment purchase	448,630	695,726
Deposit for potential acquisitions	4,901,402	4,806,352
Total	$6,123,532	$6,260,578

As of June 30, 2011, deposits for building and equipment purchase of $448,630 represented deposits made for the purchase of equipment.

As of June 30, 2011 and December 31, 2010, deposits for potential acquisitions totaled $4,901,402 and $4,806,352, respectively, all of which was held by an unrelated third party engaged to facilitate the purchase of a Kunshan based micro-organism manufacturing facility located in Jiangsu Province for the Company. On June 20, 2011, the Company received the real estate property license for this facility. As of June 30, 2011, the appraisal required to determine the property value has not been completed. The Company is still waiting for clearing all the necessary government approvals for this facility and expects to close the purchase by the end of 2011.

Note 10 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 30, 2011	December 31, 2010
Land use rights	$4,781,163	$4,650,521
Technological know-how	2,165,800	2,123,800
Patent	309,400	303,400
Total	7,256,363	7,077,721
Less: accumulated amortization	(1,435,960))	(1,033,780)
Intangible assets, net	$5,820,403	$6,043,941

In 2009, the Company paid $1,172,880 (RMB 8,000,000) for fish disease vaccine technology transfer for an eleven-year term from September 2009 through September 2020.

The Company’s line of credit with Bank of East-Asia is collateralized by the Company’s land use rights in Huxian County.

The Company’s one year loan with Industrial and Commercial Bank of China Songzi Branch is secured by the Company’s land use rights in Jingzhou, Hubei Province.

For the three months ended June 30, 2011 and 2010, the amortization expense for intangibles amounted to $154,800 and $38,577, respectively. For the six months ended June 30, 2011 and 2010, the amortization expense for intangibles amounted to $385,722 and $77,133, respectively.

Amortization expense for the future five years and thereafter is as follows:

Years ending December 31,	Amount
2011 (six months)	$241,813
2012	408,585
2013	408,585
2014	408,585
2015	334,985
Thereafter	4,017,850
Total	$5,820,403

Note 11 – LOANS RECEIVABLE

In August 2010, the Company issued an unsecured loan to an unrelated third party in the amount of $464,100 (RMB 3,000,000) for one year from August 10, 2010 through August 9, 2011, with an annual interest rate of 0.6%. As of August 16, 2011, this unrelated party repaid the entire loan plus interest in the amount of $2,756 (RMB 18,000).

On January 4, 2011, the Company entered a loan agreement with Shaanxi Feilong Logistics Co., Ltd., one of its largest logistics providers, to lend up to $3,094,000 (RMB 20,000,000) to Feilong. This loan agreement expires within one year with an annual interest rate of 6%. During the six months ended June 30, 2011, Feilong borrowed a total amount of $2,877,420 (RMB 18,600,000) from the Company, of which Feilong repaid $1,228,318 (RMB 7,940,000). As of August 8, 2011, Feilong repaid the entire $2,877,420 (RMB 18,600,000) loan.

Note 12 – SHORT-TERM LOANS

On August 24, 2010, the Company obtained a one year loan with Shaanxi Agricultural Yanta Credit Union for $773,500 (RMB 5,000,000) at an annual interest rate of 8.66%. This loan is collateralized by the Company’s office buildings located in Xi’an City.

The Company entered into a line of credit agreement with Bank of East-Asia that allows the Company to borrow up to $3,000,000 (RMB 20,000,000). This line of credit agreement expires within two years starting with the first withdrawal. The Company withdrew $478,023 (RMB 3,090,000), $525,052 (RMB 3,394,000) and $1,309,149 (RMB 8,462,500) on September 7, 2010, September 9, 2010 and October 12, 2010, respectively, at an annual interest rate of 6.372% with interest due every three months starting on the date of the first withdrawal. This line of credit is collateralized by the Company’s land use right and manufacturing plant located in Huxian County.

On March 24, 2011, the Company obtained a six month unsecured loan with Kunshan Agricultural Credit Union Rural Microfinance Limited for $773,500 (RMB 5,000,000) at an annual interest rate of 16%.

On May 5, 2011, the Company obtained a one year loan with Industrial and Commercial Bank of China Songzi Branch for $464,100 (RMB 3,000,000) at an annual interest rate determined by using the People's Bank of China floating benchmark lending rate over the same period plus 30% of that rate. During the six months ended June 30, 2011, the Company repaid $154,700 (RMB 1,000,000). The effective interest rate at June 30, 2011 was 8.3%. This loan is collateralized by the Company’s land use rights in Jingzhou, Hubei Province.

During the six months ended June 30, 2011, the Company obtained one month and two month short-term loans with three third-party individuals for a total amount of $504,322 (RMB 3,260,000), of which the Company has repaid $464,100 (RMB 3,000,000). These loans are non-interest bearing and are unsecured.

Interest expense incurred and associated with the short-term loans amounted to $95,341 and $149,750 for the three months and six months ended June 30, 2011, respectively, none of which has been capitalized as part of construction-in-progress in 2011. Interest expense incurred and associated with the short-term loans amounted to $0 and $1,365 for the three months and six months ended June 30, 2010, respectively, none of which has been capitalized as part of construction-in-progress in 2010.

Note 13 - DEFERRED GOVERNMENT GRANT

Deferred government grant represents subsidies for Good Manufacturing Practice projects granted by various levels of the PRC government. To date, the Company received government subsidies totaling $1,160,250 (RMB 7,500,000) of which, RMB 5,000,000 were granted by the PRC Government, of which, RMB 1,000,000 was re-paid on December 7, 2010, with the remaining fund to be paid back in 2012. RMB 2,000,000 was granted by Shaanxi Provincial Government, and RMB 500,000 was granted by Xi’an Municipal Government. The Shaanxi Provincial Government grant and Xi’an Municipal Government Grant do not need to be repaid.

Note 14 - CAPITAL TRANSACTIONS

Stock-based compensation

On March 30, 2010, the Company agreed to issue 2,500 shares of common stock to a non-executive director in exchange for services unrelated to directorship at the fair market value of $11.74 per share based on the closing price of March 30, 2010. On April 16, 2010, the Company entered into another agreement to grant 10,000 shares of common stock to that director for his one-year service from April 1, 2010. The closing price per share on the grant date was $10.61. The common stock compensation vests in four equal quarterly installments of 2,500 shares. Shares owed were accrued at end of each quarter at the fair market value of the grant date at $10.61 per share. A total of $0 and $27,025 was charged to general and administrative expense for the three months ended on June 30, 2011 and 2010, respectively. A total of $26,525 and $53,550 was charged to general and administrative expense for the six months ended on June 30, 2011 and 2010, respectively. On October 25, 2010, 5,000 shares were issued to the director for the shares vested in the first two quarters of 2010. As of June 30, 2011, 7,500 shares were accrued at the closing price of the grant date of $10.61 per share and pending to be issued.

On May 26, 2009, the Company renewed the one-year service agreement with the former CFO and agreed to issue 14,440 shares of common stock, which would vest in four equal installments of 3,610 shares every quarter starting August 5, 2009. Compensation expense is recognized on the straight-line method over the vesting period. On February 26, 2010, 10,830 shares were issued at the fair market value of $8.57. Effective April 16, 2010, the former CFO resigned from his position and the last installment of 3,610 shares was prorated to 2,880 shares. The Company issued the 2,880 common shares to the former CFO on October 25, 2010 at the fair market value of $7.81 per share. Total compensation expense of $0 and $29,205 were charged to general and administrative expenses for the six months ended June 30, 2011 and 2010, respectively.

On May 26, 2009, the Company agreed to issue 5,556 shares of common stock to a director at the beginning of each term of his directorship. The trading value of the common stock on May 26, 2009 was $4.50 per share. The amount was charged to general and administrative expenses in 2009 and $0 and $16,245 were expensed for the six months ended June 30, 2011 and 2010, respectively. The Company issued 5,556 shares on February 26, 2010. In accordance with the agreement between the Company and this director, this director must continue to serve as a member of the Board until his successor is duly elected and qualified in order to receive the shares. This director has continued in his position and the Company is in the process of finalizing its agreement with this director and expects to complete this process shortly.

Warrants and Purchase Options

On February 28, 2007, the Company issued 195,000 warrants to four investors with an exercise price of $6.00 per share for a term of three years. On the same date, the Company also issued warrants to the private placement agent, exercisable for 114,100 shares of the Company’s common stock at a price of $5.00 per share for a five-year term. For the three and six months ended June 30, 2011, no warrants were exercised. For the three and six months ended June 30, 2010, 15,974 and 218,024 shares of warrants were exercised.

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

	June 30, 2011	June 30, 2010
Expected term (year)	0.67 – 3.00	1.67- 4.00
Expected volatility	54% - 153%	143% - 193%
Weighted average volatility	54% - 153%	143% - 193%
Expected dividend yield	0%	0%
Risk-free rate	0.15% - 0.81%	0.51% - 1.40%

Following is an activity summary of the Company’s outstanding warrants and purchase options:

	Number of warrants/purchase options	Weighted – average exercise price		Weighted- average remaining contractual term (Year)
Outstanding at January 1, 2010	392,254		$5.57
Granted	-	$
Forfeited	-
Exercised	(218,024)		5.72
Outstanding at December 31, 2010	174,230		$7.50
Granted	-		-
Forfeited	-		-
Exercised	-	$
Outstanding at June 30, 2011	174,230		$7.50	2.54
Vested and expected to vest at June 30, 2011	174,230		$7.50	2.54
Exercisable at June 30, 2011	174,230		$7.50	2.54

Equity Compensation Plan

On December 8, 2009, the Company’s board of directors approved a stock incentive plan for officers, directors, employees and consultants entitled the “Skystar Bio-Pharmaceutical Company 2010 Stock Incentive Plan” (the “2010 Plan”). The maximum number of shares that may be issued under the 2010 Plan is 700,000 shares of common stock. The 2010 Plan was approved by the Company’s stockholders on December 31, 2009, and awards may be granted thereunder until December 7, 2019. As of June 30, 2011, there are 690,000 shares of the Company’s common stock remaining available for future issuance under the Plan.

Note 15 - STATUTORY RESERVES

Statutory reserves represent restricted retained earnings. Based on the legal formation of the entities, all PRC entities are required to set aside 10% of its net income as reported in its statutory accounts on an annual basis to the statutory surplus reserve fund. Once the total statutory surplus reserve reaches 50% of the entity’s registered capital, further appropriations are discretionary. The statutory surplus reserve can be used to increase the entity’s registered capital (upon approval by relevant government authorities) and eliminate its future losses under PRC GAAP (upon a resolution by the board of directors). The statutory surplus reserve is not distributable to shareholders except in the event of liquidation. As of June 30, 2011, apart from Xian Tianxing meeting the statutory surplus reserve requirement, we must transfer approximately $10,418,518 to the respective statutory surplus reserve of our other PRC subsidiaries.

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

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three and six months ended June 30, 2011 and 2010:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
U.S. Statutory rate	34.0%	34.0%	34.0%	34.0%
Foreign income not recognized in the U.S.	(34.0)	(34.0)	(34.0)	(34.0)
China income tax rate	25.0	25.0	25.0	25.0
China income tax exemption	(10.0)	(10.0)	(10.0)	(10.0)
Other item (1)	0.7	3.5	3.1	4.9
Total provision for income taxes	15.7%	18.5%	18.1%	19.9%

(1)
The other item is operating expenses incurred by Skystar that are not deductible in the PRC which resulted in an increase of 0.7% and 3.5% for the three months ended June 30, 2011 and 2010, respectively, and an increase of  3.1% and 4.9% for the six months ended June 30, 2011 and 2010, respectively.

Taxes payable consisted of the following:

	June 30, 2011	December 31, 2010
Income taxes payable	$-	$432,722
Value added tax	18,530	203,684
Other taxes	35,952	113,430
Total	$54,482	$749,836

As of June 30, 2011, the Company had a prepaid income tax expense of $338,914.

The estimated tax savings due to the reduced tax rate for the six months ended June 30, 2011 and 2010 amounted to $311,824 and $577,204, respectively.

Skystar is incorporated in the U.S. and has incurred a net operating loss for income tax purposes for the three and six months ended June 30, 2011. As of June 30, 2011, the estimated net operating loss carryforwards for U.S. income tax purposes amounted to $5,364,196 which may be available to reduce future years’ taxable income. These carryforwards will expire, if not utilized, beginning in 2026 and continue through 2030. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s limited operating history and continuing losses for U.S. income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at June 30, 2011 and December 31, 2010. The valuation allowance at June 30, 2011 and December 31, 2010 was $1,823,827 and $1,781,954, respectively. The Company’s management reviews this valuation allowance periodically and makes adjustments as necessary.

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $43 million as of June 30, 2011, which are included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

Note 17 - EARNINGS PER SHARE

The following is the calculation of earnings per share:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Net income	$1,507,389	$2,378,395	$3,439,222	$3,474,642

Weighted average shares used in basic computation	7,169,419	7,104,606	7,168,176	7,083,149
Diluted effect of stock warrants	-	35,912	6,712	36,697
Weighted average shares used in diluted computation	7,169,419	7,140,518	7,174,888	7,119,846

Earnings per share:

Basic	$0.21	$0.33	$0.48	$0.49
Diluted	$0.21	$0.33	$0.48	$0.49

For the three months ended June 30, 2011, a total of 34,230 warrants were excluded from the diluted earnings per share calculation as they were anti-dilutive as the average stock price was less than the exercise prices of the options. For the six months ended June 30, 2011, the average stock price was greater than the exercise prices of warrants which resulted in additional weighted-average common stock equivalents of 6,712. For the three and six months ended June 30, 2011, a total of 140,000 options were excluded from the diluted earnings per share calculation as they are anti-dilutive as the average stock price was less than the exercise prices of the options.

For the three months ended June 30, 2010, the average stock price was greater than the exercise prices of warrants which resulted in additional weighted-average common stock equivalents of 35,912. For the six months ended June 30, 2010, the average stock price was greater than the exercise prices of warrants which resulted in additional weighted-average common stock equivalents of 36,697.

Note 18 - RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

Amounts payable to related parties are summarized as follows:

	June 30, 2011	December 31, 2010
Shares to be issued to related party
Scott Cramer – non-executive director (1)	$79,575	$53,050

Amounts due to related parties
Scott Cramer – non-executive director and shareholder	186,380	170,937
Officer and shareholder (2)	250,961	46,975
Total	$437,341	$217,912

(1) As of  June 30, 2011 and December 31, 2010, the Company had $79,575 (representing 7,500 common shares) and $53,050 (representing 5,000 common shares), respectively, under agreement to issue shares to Scott Cramer, as compensation for being a representative of the Company in the United States for the periods from April 1, 2010 to March 31, 2011.

(2) As of June 30, 2011, the amount due to officer and shareholder includes accrued expense to Mr. Weibing Lu.

Note 19 - COMMITMENTS AND CONTINGENCIES

(a) Lease commitments

The Company recognizes lease expense on the straight-line basis over the term of the lease in accordance to the FASB’s accounting standard of accounting for leases. The Company entered into a tenancy agreement for the lease of factory premises for a period of ten years from October 1, 2004 to December 31, 2014. The annual rent for the factory premises has been adjusted to about $17,945 (RMB 116,000) and subject to a 10% increase every two years starting October 1, 2009.

The Company leases office space from Weibing Lu, the Company’s chief executive officer, for a period of five years from January 1, 2007 to December 31, 2011, with annual rent of approximately $25,618 (or RMB 165,600). The Company also entered into a tenancy agreement with Weibing Lu for the lease of Shanghai Siqiang’s office for a period of ten years from August 1, 2007 to August 1, 2017, with annual rent of approximately $22,277 (or RMB 144,000).

The Company entered into a tenancy agreement for the lease of an office space in California for a period of three years from July 1, 2009 to July 1, 2012 with monthly rent of $1,100. The Company dissolved the California entity in December 2010. There are no future lease liabilities related to this office.

The Company entered into a one-year tenancy agreement for leasing Tianxing’s sales office space in Tianjin from April 21, 2010 to April 20, 2011 with annual rent of approximately $3,713 (RMB 24,000).

The Company entered into a one-year tenancy agreement for an office lease in Kunshan, Jiangsu Province from April 15, 2011 to April 14, 2012 with annual rent of approximately $2,970 (RMB 19,200).

The minimum future lease payments for the next five years and thereafter are as follows:

Period	Amount
Six months ending December 31, 2011	$51,097
Year ending December 31, 2012	78,062
Year ending December 31, 2013	79,137
Year ending December 31, 2014	55,731
Year ending December 31, 2015	22,277
Year ending December 31, 2016 and thereafter	35,272
Total	$321,576

Rental expense for the three months ended June 30, 2011 and 2010 amounted to $21,064 and $29,643, respectively. Rental expense for the six months ended June 30, 2011 and 2010 amounted to $35,460 and $36,411, respectively.

(b) Legal proceedings

From time to time, the Company is involved in legal matters arising in the ordinary course of business. Management currently is not aware of any legal matters or pending litigation which would have a significant effect on the Company’s consolidated financial statements as of June 30, 2011.

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

(d) R&D Project

During the first quarter of 2008, Xian Tianxing contracted with Northwestern Agricultural Technology University to jointly work on an R&D project concerning the application of nano-technology in the prevention of major milk cow disease. The total projected budget for this project is approximately $618,800 (RMB 4,000,000), which is to be paid according to the completed stages of the project. The project’s completion date has been delayed.  The Company now expects this project to be completed in 2011. For the six months ended June 30, 2011 and 2010, the Company incurred $0 and $161,359 (RMB 1,100,000) relating to this project. The project reached trial stage in June 2009, and the Company expects to obtain veterinary permit for the new product from government in 2011.

During the year ended December 31, 2009, Xian Tianxing contracted with the Fourth Military Medical University to jointly work on a R&D project with a contracted amount of approximated $928,200 (RMB 6,000,000).  For the six months ended June 30, 2011 and 2010, the Company incurred approximately $45,933 (RMB 300,000) and $74,724 (RMB 509,402) of expenses, respectively, relating to this project.

During the first quarter of 2011, Xi’an Tianxing contracted with the Fourth Military Medical University to jointly work on a R&D project to develop new treatment and diagnosis method for Mycoplasmal pneumonia of swine. The Project term is from January 2011 through June 2013. The cost to the Company for the initial phase is approximately $309,400 (RMB 2,000,000), of which $76,555 (RMB 500,000) has been paid for the six months ended June 30, 2011.

During the second quarter of 2011, Xi’an Tianxing launched four new R&D projects to develop ceftiofur sodium for injection (powder for injection), a sulfuric acid injection neostigmine, dexamethasone sodium phosphate injection and houttuynia preparation of compound application in weaning piglets. The projected budget for the R&D project of ceftiofur sodium for injection (powder for injection) is approximately $541,450 (RMB 3,500,000), of which $422,584 (RMB 2,760,000) has been paid during the second quarter of 2011. The projected budget for the R&D project of a sulfuric acid injection neostigmine is approximately $464,100 (RMB 3,000,000), of which $260,298 (RMB 1,700,071) has been paid during the second quarter of 2011. The projected budget for the R&D project of dexamethasone sodium phosphate injection is approximately $541,450 (RMB 3,500,000), of which $448,033 (RMB 2,926,215) has been paid during the second quarter of 2011. The projected budget for the R&D project of houttuynia preparation of compound application in weaning piglets is approximately $696,150 (RMB 4,500,000), of which $657,398 (RMB 4,293,630) has been paid during the second quarter of 2011.

(e) Capital commitment

From July 2010 to June 2011, the Company contracted with sixteen different business entities to construct or implement plumbing, sewer, electrical, HVAC, fire protection and alarm system, drainage, office, lab, road construction, parking, and landscaping at a micro-organism manufacturing facility located in Kunshan, Jiangsu Province. The total projected budget for this project is approximately $4,939,540 (RMB 31,929,798), which is to be paid according to the completed stages of the project. For the six months ended June 30, 2011 and 2010, the Company incurred $4,544,450 (RMB 29,375,891) and $0 relating to this project. The Company expects this project to be completed by the end of 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We were incorporated in Nevada on September 24, 1998.  We are a holding company that, through our wholly owned subsidiaries in China, including Skystar Bio Technology (Jingzhou) Co. (“Skystar Jingzhou”), and a variable interest entity (“VIE”), Xi’an Tianxing Bio-Pharmaceutical Co., Ltd. (“Xi’an Tianxing”), researches, develops, manufactures, and distributes veterinary health care and medical care products in the People’s Republic of China (“PRC”).

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

Impairment of Intangible Assets — The Company evaluates the carrying value of intangible assets annually or more often when factors indicating impairment are present. The Company determines the existence of such impairment by measuring the estimated future cash flows (undiscounted) and comparing such amount to the net asset carrying value. If the undiscounted cash flow estimated to be generated by any such intangible asset is less than its carrying amount, a loss is recognized based on the amount by which the carrying amount exceeds the intangible asset’s fair market value. Loss on intangible assets to be disposed of is determined in a similar manner, except that fair market values are reduced by the cost of disposal. Based on its review, the Company believes that, as of June 30, 2011, there was no impairment of its intangible assets.

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

Recent Issued Accounting Pronouncements

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure to include transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. Further, this update clarifies existing disclosures on level of disaggregation and Disclosures about inputs and valuation techniques. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities and should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In April 2010, the FASB issued Accounting Standards Update 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” or ASU 2010-13. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In December 2010, the FASB issued Accounting Standards Update 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force). ASU No. 2010-28 addresses questions about entities that have reporting units with zero or negative carrying amounts. The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples in paragraph 350-20-35-30, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In addition, current GAAP will be improved by eliminating an entity’s ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. As a result, goodwill impairments may be reported sooner than under current practice. The provisions of ASC No. 2010-28 are effective for fiscal years, and interim periods within those years, beginning after Dec. 15, 2010. Early adoption is not permitted. The adoption of this ASU did not have a material impact on our consolidated financial statements.

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

In June 2011, the FASB issued new guidance on the presentation of comprehensive income that eliminates the option to report the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This guidance will be effective during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

Results of Operations – Three Months ended June 30, 2011 and 2010

The following table summarizes our results of operations for the three months ended June 30, 2011 and 2010.

	Three Months Ended June 30,
	2011		2010
	Amount	% of total revenue	Amount	% of total revenue
Revenue	$9,096,141	100.0%	$8,264,541	100.0%
Gross Profit	$4,459,134	49.0%	$4,359,478	52.7%
Operating Expenses	$2,926,670	32.2%	$1,621,932	19.6%
Income from Operations	$1,532,464	16.8%	$2,737,546	33.1%
Other Income	$256,631	2.8%	$181,335	2.2%
Income Tax Expenses	$281,705	3.1%	$540,486	6.5%
Net Income	$1,507,390	16.5%	$2,378,395	28.8%

Revenue.   All of our revenue is derived from the sale of veterinary healthcare and medical care products in the PRC. For the three months ended June 30, 2011, we had revenue of $9,096,141 as compared to revenue of $8,264,541 for the three months ended June 30, 2010, an increase of approximately 10.1%. We generate revenue from sales of four product lines: veterinary medications, micro-organism, feed additives, and vaccines.  Selling prices have not changed from the same period last year for most of our past customers.

Revenue — Veterinary Medications.   Revenue from sales of our veterinary medications increased by $808,839 or 14.6% from $5,533,020 for the three months ended June 30, 2010 to $6,341,859 for the three months ended June 30, 2011.  The increase was primarily due to increased utilization of expanded veterinary medicine facility at our Huxian plant and increased sales efforts to market our products.  In addition, our Jingzhou plant that we acquired in August 2010 also contributed to this quarter’s revenue growth.  The increase in veterinary medications sales contributed the majority or 97% of revenue growth for the entire company during the three months ended June 30, 2011. Of the total revenues from veterinary medications during three months ended June 30, 2011, approximately 22% of total revenue resulted from the sale of Praziquantel tablets, which treats schistosomiasis.

Revenue — Micro-Organism.   Revenue from sales of our micro-organism products decreased slightly by $3,967 or 0.2% from $1,985,095 for the three months ended June 30, 2010 to $1,981,128 during the three months ended June 30, 2011.  The minor decrease was primarily the result of soft market demand for micro-organism products during the second quarter of 2011.

Revenue — Feed Additives.   Revenue from sales of our feed additives product line increased by $22,335 or 6.1% from $368,537 for the three months ended June 30, 2010 to $390,872 for the three months ended June 30, 2011.  The increase was primarily the result of increased sales efforts for our multi-enzyme feed additive products.

Revenue — Vaccines. Revenue from sales of our vaccines increased by $4,393 or 1.2% from $377,889 for the three months ended June 30, 2010 to $382,282 for the three months ended June 30, 2011. This moderate increase was the result of increased market demand for our vaccine products and our current production capacity limitation. We are presently operating at full production capacity for our vaccine product line and therefore cannot significantly increase sales until we expand our production capabilities. We completed the construction of a new vaccine facility at our Huxian plant in 2010. The facility is currently waiting for GMP certification from the Ministry of Agriculture. The Company expects the GMP certification will be complete by the end of 2011, and we expect to commence production shortly thereafter.

Cost of Sales. Cost of revenue, which consists of raw materials, direct labor, and manufacturing overhead for our four product lines, was $4,637,007 for the three months ended June 30, 2011, as compared to $3,905,063 for the three months ended June 30, 2010, an increase of approximately 18.7%, as a result of increased sales and higher raw material costs because of elevated inflation in China. For the three months ended June 30, 2011, raw material costs contributed the majority or approximately 80% of total cost of sales, packing material costs contributed approximately 16% of total cost of sales and labor costs contributed approximately 4% of total cost of sales. The impact to our gross margins mainly came from higher raw materials costs.

Cost of Sales — Veterinary Medications. Cost of revenue for our veterinary medications increased by $644,781 or 20.2% from $3,197,770 for the three months ended June 30, 2010 to $3,842,551 for the three months ended June 30, 2011. This increase was mainly due to the corresponding increase in sales and higher raw material costs. The increase of costs in veterinary medications sales contributed to the majority or 88% of the increase in cost of sales for the entire company during three months ended June 30, 2011.

Cost of Sales — Micro-Organism.   Cost of revenue for our micro-organism products increased by $59,895 or 11.5%, from $520,911 for the three months ended June 30, 2010 to $580,806 for the three months ended June 30, 2011.  This increase was mainly due to higher raw material costs.

Cost of Sales — Feed Additives.   Cost of revenue for our feed additives increased by $17,398 or 11.8% from $146,984 for the three months ended June 30, 2010 to $164,382 for the three months ended June 30, 2011.  The increase was primarily due to the corresponding increase in sales and higher raw material costs.

Cost of Sales — Vaccines.   Cost of revenue for our vaccines products increased by $9,870 or 25.1% from $39,398 for the three months ended June 30, 2010 to $49,268 for the three months ended June 30, 2011.  This increase was a result of the corresponding increase in sales and higher raw material costs.

The following table summarizes our operating expenses for the three months ended June 30, 2011 and 2010.

	Three Months Ended June 30,
	2011		2010
	Amount	% of total revenue	Amount	% of total revenue
Operating Expenses
Research and Development Costs	$1,801,551	19.8%	$192,088	2.3%
Selling Expenses	$609,826	6.7%	$431,810	5.2%
General and Administrative Expenses	$515,293	5.7%	$998,034	12.1%
Total Operating Expenses	$2,926,670	32.2%	$1,621,932	19.6%

Research and Development Costs.  Research and development costs, which consist of salaries, professional fees, and technical support fees, totaled $1,801,551 for the three months ended June 30, 2011, as compared to $192,088 for the three months ended June 30, 2010, an increase of approximately 837.9%.   The increase was due to significantly increased R&D efforts during the second quarter of 2011. Xi’an Tianxing launched four new R&D projects to develop new veterinary medications and incurred a total of $1,788,312 of R&D costs for the three months ended June 30, 2011.

Selling Expenses.  Selling expenses, which consist of commissions, advertising and promotion expenses, freight charges, and salaries, totaled $609,826 for the three months ended June 30, 2011 as compared to $431,810 for the three months ended June 30, 2010, an increase of approximately 41.2%.  This increase was primarily due to the increase in our shipping and handling costs related to delivering our products to customers as we continued to expand our market to remote areas, and to inflation pressure in China, which resulted in higher transportation and delivery costs.

General and Administrative Expenses.  General and administrative expenses totaled $515,293 for the three months ended June 30, 2011, as compared to $998,034 for the three months ended June 30, 2010, a decrease of approximately 48.4%.  The decrease was mainly due to no bad debt expense being incurred during the quarter ended June 30, 2011 while we incurred $287,561 in bad debt expense in the same quarter last year. Lower office expenses were also contributable to the decrease in general and administrative expenses for the three months ended June 30, 2011.

Results of Operations – Six Months ended June 30, 2011 and 2010

The following table summarizes our results of operations for the six months ended June 30, 2011 and 2010.

	Six Months Ended June 30,
	2011		2010
	Amount	% of total revenue	Amount	% of total revenue
Revenue	$16,183,095	100.0%	$13,133,784	100.0%
Gross Profit	$8,054,742	49.8%	$6,937,502	52.8%
Operating Expenses	$4,878,344	30.1%	$2,456,611	18.7%
Income from Operations	$3,176,398	19.7%	$4,480,891	34.1%
Other Income (Expenses)	$1,021,979	6.3%	$(140,444)	(1.1%)
Income Tax Expenses	$759,155	4.7%	$865,805	6.6%
Net Income	$3,439,222	21.3%	$3,474,642	26.4%

Revenue.   All of our revenue is derived from the sale of veterinary healthcare and medical care products in the PRC. For the six months ended June 30, 2011, we had revenue of $16,183,095 as compared to revenue of $13,133,784 for the six months ended June 30, 2010, an increase of approximately 23.2%. We generate revenue from sales of four product lines: veterinary medications, micro-organism, feed additives, and vaccines.  Selling prices have not changed from the same period last year for most of our past customers.

Revenue — Veterinary Medications. Revenue from sales of our veterinary medications increased by $2,477,627 or 28.4% from $8,729,279 for the six months ended June 30, 2010 to $11,206,906 for the six months ended June 30, 2011. The increase was primarily due to improved utilization of manufacturing capacity at our Huxian plant, a better product mix to meet customer demands, increased sales efforts, and the contribution of our new Jingzhou plant to our revenue growth. The increase in veterinary medications sales contributed the majority or approximately 81% of revenue growth for the entire company during the six months ended June 30, 2011. Of total revenues from veterinary medications during six months ended June 30, 2011, approximately 19% of total revenue resulted from the sale of Praziquantel tablets, which treats schistosomiasis.

Revenue — Micro-Organism.   Revenue from sales of our micro-organism products increased by $385,549 or 12.1% from $3,191,673 for the six months ended June 30, 2010 to $3,577,222 during the six months ended June 30, 2011.  The increase was primarily the result of improved utilization of the micro-organism production capacity at the Huxian plant.

Revenue — Feed Additives.   Revenue from sales of our feed additives product line increased by $112,702 or 18.6% from $604,577 for the six months ended June 30, 2010 to $717,279 for the six months ended June 30, 2011.  The increase was the result of increased sales efforts of our multi-enzyme feed additive products.

Revenue — Vaccines. Revenue from sales of our vaccines increased by $73,433 or 12.1% from $608,255 for the six months ended June 30, 2010 to $681,688 for the six months ended June 30, 2011. This increase was the result of increased market demands for our vaccine products. We are presently operating at full production capacity for our vaccine product line and therefore cannot significantly increase sales until we expand our production capabilities. We completed the construction of a new vaccine facility at the Huxian plant in 2010. The facility is currently waiting for GMP certification from the Ministry of Agriculture. The Company expects the GMP certification will be completed by the end of 2011, and we expect to commence production shortly thereafter.

Cost of Sales. Cost of revenue, which consists of raw materials, direct labor, and manufacturing overhead for our four product lines, was $8,128,353 for the six months ended June 30, 2011, as compared to $6,196,282 for the six months ended June 30, 2010, an increase of approximately 31.2%, as a result of increased sales and higher raw material costs. For the six months ended June 30, 2011, raw material costs contributed the majority or approximately 77% of total cost of sales, packing material costs contributed approximately 17% of total cost of sales and labor costs contributed approximately 6% of total cost of sales. The impact to our gross margins mainly came from higher raw materials costs.

Cost of Sales — Veterinary Medications.   Cost of revenue for our veterinary medications increased by $1,644,430 or approximately 32.8% from $5,020,027 for the six months ended June 30, 2010 to $6,664,457 for the six months ended June 30, 2011.  This increase was mainly due to the corresponding increase in sales and higher raw material costs. The increase of costs in veterinary medications sales contributed to the majority or 85% of the increase in cost of sales for the entire company during six months ended June 30, 2011.

Cost of Sales — Micro-Organism.   Cost of revenue for our micro-organism products increased by $211,058 or 24.4%, from $863,930 for the six months ended June 30, 2010 to $1,074,988 for the six months ended June 30, 2011.  This increase was mainly due to the corresponding increase in sales and higher raw material costs.

Cost of Sales — Feed Additives.   Cost of revenue for our feed additives increased by $58,218 or 23.6% from $247,030 for the six months ended June 30, 2010 to $305,248 for the six months ended June 30, 2011.  The increase was primarily due to the corresponding increase in sales and higher raw material costs.

Cost of Sales — Vaccines.   Cost of revenue for our vaccines products increased by $18,365 or 28.1% from $65,295 for the six months ended June 30, 2010 to $83,660 for the six months ended June 30, 2011.  This increase was a result of the corresponding increase in sales and higher raw material costs.

The following table summarizes our operating expense for the six months ended June 30, 2011 and 2010.

	Six Months Ended June 30,
	2011		2010
	Amount	% of total revenue	Amount	% of total revenue
Operating Expenses
Research and Development Costs	$2,089,023	12.9%	$236,083	1.8%
Selling Expenses	$979,230	6.1%	$602,944	4.6%
General and Administrative Expenses	$1,810,091	11.2%	$1,617,584	12.3%
Total Operating Expenses	$4,878,344	30.1%	$2,456,611	18.7%

Research and Development Costs.  Research and development costs, which consist of salaries, professional fees, and technical support fees, totaled $2,089,023 for the six months ended June 30, 2011, as compared to $236,083 for the six months ended June 30, 2010, an increase of approximately 784.9%.   The increase was due to a significant increase in R&D efforts during the six months ended June 30, 2011. In addition to continuing to fund existing joint R&D projects with universities, we launched four new R&D projects to develop new veterinary medications during the second quarter of 2011.

Selling Expenses.  Selling expenses, which consist of commissions, advertising and promotion expenses, freight charges, and salaries, totaled $979,230 for the six months ended June 30, 2011 as compared to $602,944 for the six months ended June 30, 2010, an increase of approximately 62.4%.  This increase is primarily a result of increased shipping and handling costs related to delivering our products to customers. Increased labor costs for sales staff and higher travel costs also contributed to the increase in selling costs.

General and Administrative Expenses.  General and administrative expenses totaled 1,810,091 for the six months ended June 30, 2011, as compared to $1,617,584 for the six months ended June 30, 2010, an increase of approximately 11.9%.  The increase was mainly due to increased depreciation and amortization expenses, higher labor costs for administrative staff, and higher travel costs.

Liquidity

For the six months ended June 30, 2011, cash used in operating activities was $3,922,845 compared to cash provided by operations of $553,227 for the same period in 2010. The major operating activities that provided cash during the six months ended June 30, 2011 were net income of $3,439,222, a decrease in accounts receivable of $1,085,951, a decrease in other receivable of $791,371 and an increase in accounts payable of $577,915. The major operating activities that used cash during the six months ended June 30, 2011 were a build-up in inventory that used $8,711,510, a change in fair value of warrant liability of $1,095,647, and a decrease in taxes payable of $702,883 mainly for tax payments made during the second quarter of 2011.

Based on the Company’s research and feedback from the market, we believe the current inflationary pressure will continue to build in 2011 and cost of raw materials will continue to escalate.  We accumulated more inventory than in the past to ensure the supply of raw materials at lower cost levels and to protect our profit margins from being eroded by escalated inflation. As a result, the negative impact to the gross margins from the cost increases of raw materials has been relatively moderate for the six months ended June 30, 2011.  However, if the government is unsuccessful in reining in inflation, there may be greater negative impact to our gross margins from cost increases of raw materials in the future. As of June 30, 2011, we had approximately 43 suppliers that we made advances to in order to secure our raw material needs and to obtain favorable pricing.  We will continue to closely manage these advances to balance the need for lower materials cost and sufficient cash flow.

Cash provided by investing activities for the six months ended June 30, 2011 was $1,604,317, as compared to cash used by investing activities of $8,403,458 for the six months ended June 30, 2010. Cash provided by investing activities for the six months ended June 30, 2011 was largely due to the collection of short term loans made to suppliers.  Cash used by investing activities for the six months ended June 30, 2011 was largely due to the payment of construction in progress and short-term loans made to a service provider and an unrelated third party.

Cash provided by financing activities for the six months ended June 30, 2011was $1,302,209, as compared to cash used by financing activities of $377,927 for the six months ended June 30, 2010. Cash generated by financing activities for the six months ended June 30, 2011 was primarily the result of short-term loans the Company took out in China.

As of June 30, 2011, we had cash of $5,046,502. Our total current assets were $45,619,110, and our total current liabilities were $8,565,936, which resulted in a net working capital of $37,053,174.

Capital Resources

We borrowed $1,724,019 in short-term loans and repaid $612,440 during the six months ended June 30, 2011. Considering our existing working capital position and our ability to access debt funding sources, we believe we have sufficient capital to support our ongoing operations.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
R&D Project Obligation	$1,316,216	$1,316,216	$-	$-	$-
Operating Lease Obligations	321,576	51,097	157,199	78,008	35,272
Government Grant Obligation	618,800	-	618,800	-	-
Total	$2,256,592	$1,367,313	775,999	78,008	35,272

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

The exchange rates used to translate amounts in RMB into US Dollar for the purposes of preparing the consolidated financial statements or otherwise stated in this MD&A were as follows:

	June 30, 2010	December 31, 2010	June 30, 2011
Assets and liabilities	1 RMB = 0.14730 USD	1 RMB = 0.15170 USD	1 RMB = 0.15470 USD
Statements of operations and cash flows for the period/year ended	1 RMB = 0.14669 USD	1 RMB = 0.14794 USD	1 RMB = 0.15311 USD

Inflation

We continue to see inflation pressures building in China. Chinese Premier Wen Jiabao said at the end of June that there would be “difficulties” keeping inflation within the government’s 4% ceiling this year after the rate exceeded that level every month in the first half. For the six months ended June 30, 2011, we were able to secure favorable pricing by prepaying for major components to certain suppliers to lock in prices ahead of time. As a result, we did not experience as much cost pressure as evidenced in the spot market prices of the raw materials. However, we are seeing the rising costs of raw materials gradually starting to impact our margins, as evidenced by the moderate decrease in gross margins. We anticipate the inflationary pressures will continue for the rest of 2011. We are taking actions to minimize the negative impact of cost increases that erode our profit margin and monitor the situation closely. We are continuing the practice of prepayments to suppliers but at a reduced scale to lock-in favorable prices for raw materials. We are also taking steps to improve the production process to reduce raw material waste, optimize product mix to meet market demand and improve profitability, increase R&D efforts to develop new and profitable products, and identify new suppliers with better terms on the supply of raw materials.

ITEM 4. CONTROLS AND PROCEDURES

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

As of June 30, 2011, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, our disclosure controls and procedures were ineffective due to an ongoing material weakness related to the lack of accounting and internal audit personnel with an appropriate level of knowledge, experience, and training in the application of U.S. GAAP. We have initiated a plan to implement the following measures to remediate this material weakness:

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

SKYSTAR BIO-PHARMACEUTICAL COMPANY

August 22, 2011	By:	/s/ Weibing Lu
Weibing Lu
Chief Executive Officer
(Principal Executive Officer)

August 22, 2011	By:	/s/ Bing Mei
Bing Mei
Chief Financial Officer
(Principal Financial and Accounting Officer)