Form 10-Q/A
period 2011-06-30
SKYSTAR BIO-PHARMACEUTICAL CO
filed 2011-09-21
CIK 1076939

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

Explanatory Note

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, as filed with the Securities and Exchange Commission on August 22, 2011, is to furnish the interactive data files in accordance with Rule 405 of Regulation S–T.

This Form 10-Q/A should be read in conjunction with the original Form 10-Q, which continues to speak as of the date of the Form 10-Q. Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the original Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related or other disclosures.

Item 6.  Exhibits.

ITEM 6. EXHIBITS

Exh. No.	Description
3.1	Articles of Incorporation, as amended (2)

3.2	Bylaws, as amended (1)

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q/A shall be deemed “furnished” and not “filed.”

(1)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on July 15, 2008.

(2)	Incorporated by reference from Registrant’s Quarter Report on Form 10-Q filed on November 15, 2010.

(3)	Incorporated by reference from Registrant’s Quarter Report on Form 10-Q filed on August 22, 2011.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKYSTAR BIO-PHARMACEUTICAL COMPANY

September 21, 2011	By:	/s/ Weibing Lu
Weibing Lu
Chief Executive Officer
(Principal Executive Officer)

September 21, 2011	By:	/s/ Bing Mei
Bing Mei
Chief Financial Officer
(Principal Financial and Accounting Officer)