Form 10-Q
period 2011-09-30
SKYSTAR BIO-PHARMACEUTICAL CO
filed 2011-11-14
CIK 1076939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

7,161,919 shares of the issuer’s common stock are issued and outstanding as of November 14, 2011.

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

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our financial statements begin on the following page, beginning with page F-1.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011 (Unaudited)	2010
ASSETS
CURRENT ASSETS:
Cash	$3,783,152	$5,887,831
Accounts receivable, net of allowance for doubtful accounts of $349,759 and $339,031 as of September 30, 2011 and December 31, 2010, respectively	9,772,146	4,977,850
Inventories	14,425,659	7,202,223
Deposits and prepaid expenses	26,590,556	17,074,000
Loans receivable	-	8,040,100
Other receivables	1,458,518	1,558,775
Total current assets	56,030,031	44,740,779

PLANT AND EQUIPMENT, NET	27,467,207	22,613,113

CONSTRUCTION-IN-PROGRESS	10,165,654	1,590,720

OTHER ASSETS:
Long-term prepayments	766,850	1,454,226
Long-term prepayments for acquisitions	222,230	4,806,352
Intangible assets, net	5,780,132	6,043,941
Total other assets	6,769,212	12,304,519
Total assets	$100,432,104	$81,249,131

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,383,984	$201,850
Other payable and accrued expenses	2,613,682	1,845,051
Short-term loans	3,358,881	3,025,884
Deposits from customers	1,425,373	1,260,030
Taxes payable	5,072,803	749,836
Shares to be issued to related parties	126,015	53,050
Due to related parties	130,218	217,912
Total current liabilities	14,110,956	7,353,613

OTHER LIABILITIES:
Deferred government grant	1,017,250	986,050
Warrant/purchase option liability	152,227	1,419,639
Total other liabilities	1,169,477	2,405,689
Total liabilities	15,280,433	9,759,302

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 50,000,000 shares authorized, No Series “A” shares authorized, 48,000,000 Series “B” shares authorized, No Series “B” shares issued and outstanding
Common stock, $0.001 par value, 40,000,000 shares authorized, 7,161,919 shares issued and outstanding as of September 30, 2011 and December 31, 2010	7,162	7,162
Paid-in capital	35,784,378	35,784,378
Statutory reserves	5,695,236	5,695,236
Retained earnings	36,014,173	24,847,290
Accumulated other comprehensive income	7,650,722	5,155,763
Total shareholders’ equity	85,151,671	71,489,829
Total liabilities and shareholders’ equity	$100,432,104	$81,249,131

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2011	2010	2011	2010

REVENUE, NET	$20,903,063	$18,569,747	$37,086,158	$31,703,531

COST OF REVENUE	10,057,212	8,506,137	18,185,565	14,702,419

GROSS PROFIT	10,845,851	10,063,610	18,900,593	17,001,112

OPERATING EXPENSES:
Research and development	91,124	208,197	2,180,147	444,280
Selling expenses	1,174,928	709,188	2,154,158	1,312,132
General and administrative	602,248	1,281,731	2,412,339	2,899,315
Total operating expenses	1,868,300	2,199,116	6,746,644	4,655,727

INCOME FROM OPERATIONS	8,977,551	7,864,494	12,153,949	12,345,385

OTHER INCOME (EXPENSE):
Other income (expense), net	9,421	(28,265)	5,054	8,409
Interest income (expense), net	15,036	5,356	(54,265)	(12,436)
Change in fair value of warrant/purchase option liability	171,765	141,057	1,267,412	(18,269)
Total other income (expense), net	196,222	118,148	1,218,201	(22,296)

INCOME BEFORE PROVISION FOR INCOME TAXES	9,173,773	7,982,642	13,372,150	12,323,089

PROVISION FOR INCOME TAXES	1,446,112	1,334,843	2,205,267	2,200,648

NET INCOME	7,727,661	6,647,799	11,166,883	10,122,441

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	898,786	1,015,911	2,494,959	1,256,093

COMPREHENSIVE INCOME	$8,626,447	$7,663,710	$13,661,842	$11,378,534

EARNINGS PER SHARE:
Basic	$1.08	$0.93	$1.56	$1.43
Diluted	$1.08	$0.93	$1.56	$1.42

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic	7,172,354	7,119,585	7,171,530	7,103,365
Diluted	7,172,354	7,147,124	7,174,668	7,116,520

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

	Nine months ended September 30,
	2011		2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income		$11,166,883	$10,122,441
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation		709,749	515,178
Amortization		432,098	125,591
Allowance for slow moving inventories		-	63,177
Common stock issued for services		-	16,245
Common stock to be issued to related parties for compensation		72,965	96,892
Change in fair value of warrant/purchase option liability		(1,267,412)	18,269
Change in operating assets and liabilities
Accounts receivable		(4,566,868)	(1,445,225)
Inventories		(6,890,055)	(10,699,989)
Deposits and prepaid expenses		(8,746,398)	(3,674,364)
Other receivables		147,323	(583,082)
Accounts payable		1,073,204	69,181
Other payables and accrued expenses		710,264	726,855
Deposits from customers		123,582	(370,290)
Taxes payable		4,234,408	2,458,008
Net cash used in operating activities		(2,800,257)	(2,561,113)

CASH FLOWS FROM INVESTING ACTIVITIES:
Long-term prepayments		(357,226)	-
Prepayment for acquisitions		-	(4,673,367)
Loans to third parties		(2,885,501)	(441,300)
Collection of loans to third parties		11,054,921	-
Purchases of plant and equipment		(58,560)	(2,527,188)
Purchases of intangible assets		(46,496)	(1,883)
Payments on construction-in-progress		(7,316,494)	(788,797)
Net cash provided by (used in) investing activities		390,644	(8,432,535)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans		3,277,016	1,799,621
Repayment of short-term loans		(3,043,340)	(330,975)
Repayment of shareholder and directors’ loans		-	(110,325)
Due (from) to related parties		4,960	(34,859)
Net cash provided by financing activities		238,636	1,323,462

EFFECT OF EXCHANGE RATE CHANGES ON CASH		66,298	3,272

DECREASE IN CASH		(2,104,679)	(9,666,914)

CASH, beginning of period		5,887,831	11,699,398

CASH, end of period		$3,783,152	$2,032,484

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest		$266,797	$11,368
Cash paid for income taxes		$1,271,193	$579,670
Non-cash investing and financing activities
Long-term prepayment transferred to construction-in-progress		$5,497,461	$-
Long-term prepayment transferred to intangible assets	$		$1,518,660
Long-term prepayment transferred to plant and equipment		$4,727,364	$1,931,720
Construction-in-progress transferred to plant and equipment		$-	$1,347,489
Cashless exercise of warrants		$-	$1,511,603
Issuance of common stock accrued in previous year		$-	$25,002
Expense paid through long-term prepayment		$-	$294,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

						Accumulated
				Retained earnings		other
	Common stock		Paid-in	Statutory		comprehensive
	Shares	Amount	capital	reserves	Unrestricted	income	Total
BALANCE, January 1, 2011	7,161,919	$7,162	$35,784,378	$5,695,236	$24,847,290	$5,155,763	$71,489,829

Foreign currency translation	-	-	-	-	-	2,494,959	2,494,959
Net income	-	-	-	-	11,166,883	-	11,166,883

BALANCE, September 30, 2011	7,161,919	$7,162	$35,784,378	$5,695,236	$36,014,173	$7,650,722	$85,151,671

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Unaudited)

Note 1 - ORGANIZATION

Organization and description of business

Skystar Bio-Pharmaceutical Company (“Skystar” or the “Company”) was incorporated in Nevada on September 24, 1998. Since its acquisition on November 7, 2005 of Skystar Bio-Pharmaceutical (Cayman) Holdings Co., Ltd. (“Skystar Cayman”), a Cayman Islands company, the Company has been engaged in the research, development, production, marketing, and sales of veterinary healthcare and medical care products. All current operations of the Company are in the People’s Republic of China (“China” or the “PRC”).

All of the Company’s operations are carried out by Xi’an Tianxing Bio-Pharmaceutical Co., Limited (“Xi’an Tianxing”), a PRC joint stock company that the Company controls through contractual arrangements originally between Skystar Cayman and Xi’an Tianxing. On March 10, 2008, the Company entered into a series of agreements transferring all of the rights and obligations of Skystar Cayman under the contractual arrangements to Sida Biotechnology (Xi’an) Co., Ltd. (“Sida”), a PRC company. Sida is the wholly owned subsidiary of Fortunate Time International Limited (“Fortunate Time”), a Hong Kong company and wholly owned subsidiary of Skystar Cayman. Xi’an Tianxing also has a wholly owned subsidiary, Shanghai Siqiang Biotechnological Co., Ltd. (“Shanghai Siqiang”), a PRC company.

As a result of these contractual arrangements, which obligate Sida to absorb all of the risk of loss from Xi’an Tianxing’s activities and enable Sida to receive all of its expected residual returns, the Company accounts for Xi’an Tianxing as a variable interest entity (“VIE”) under the Financial Accounting Standards Board’s (“FASB”) interpretation on consolidation of variable interest entities.  Accordingly, the Company consolidates Xi’an Tianxing’s results, assets, and liabilities.

On September 18, 2009, Skystar Bio-Pharmaceutical Inc. (“Skystar California”) was incorporated in California and became a wholly owned subsidiary of Skystar.  On December 20, 2010, we dissolved Skystar California.

On April 21, 2010, Kunshan Sikeda Biotechnology Co., Ltd. (“Kunshan Sikeda”) was incorporated in Kunshan, Jiangsu province, China with registered capital of RMB 500,000, of which Xi’an Tianxing and Sida each contributed RMB 250,000. Kunshan Sikeda is jointly owned by Xi’an Tianxing and Sida.

On May 7, 2010, Fortunate Time formed Skystar Biotechnology (Kunshan) Co., Limited (“Skystar Kunshan”) in Kunshan, Jiangsu province, China with registered capital of $15,000,000, of which $2,250,000 was paid by Fortunate Time in cash, and of which the remaining $12,750,000 is due by May 7, 2012. Kunshan was formed in connection with an acquisition of assets to meet part of the registered capital requirements, and was intended to be a micro-organism manufacturing facility for the Company once the acquisition was complete. As of September 30, 2011, the asset acquisition was completed, and the Company is in the process of transferring the assets acquired to meet part of the registered capital requirements.

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

On March 15, 2011, Xi’an Tianxing formed Xi’an Sikaida Bio-products Co., Ltd. (“Xi’an Sikaida”) with registered capital of RMB 10,000,000, of which RMB 3,000,000 has been paid by Xi’an Tianxing.

Hereinafter, Skystar, Skystar Cayman, Fortunate Time, Sida, Xi’an Tianxing, Skystar Kunshan, Kunshan Sikeda, Skystar Jingzhou, Shanghai Siqiang, and Xi’an Sikaida are sometimes collectively referred to as the “Company.”

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

Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

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

Fair values of financial instruments

The accounting standards regarding fair value of financial instruments and related fair value measurements defines financial instruments and requires fair value disclosures of those financial instruments.  This accounting standard defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement, and enhances disclosures requirements for fair value measures.  Certain current assets and current liabilities qualify as financial instruments.  Management believes their carrying amounts are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization, and, if applicable, their current interest rates are equivalent to interest rates currently available.  The three levels of valuation hierarchy are defined as follows:

•	Level 1 inputs to the valuation methodology of quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 inputs to the valuation methodology that includes quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instruments.

•	Level 3 inputs to the valuation methodology of inputs that are unobservable and significant to the fair value measurement.

The Company has stock purchase warrants that are treated as derivative liabilities.  These warrants do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants and purchase options using the Black-Scholes Option Pricing Model (“Black-Scholes Model”) using the following assumptions:

	Warrants – (1)		Purchase Options – (2)
	September 30, 2011 (Unaudited)	December 31, 2010	September 30, 2011 (Unaudited)	December 31, 2010
Stock price	$1.95	$9.73	$1.95	$9.73
Exercise price	$5.00	$5.00	$8.11	$8.11
Annual dividend yield	-	-	-	-
Expected term (years)	0.41	1.16	2.75	3.50
Risk-free interest rate	0.06%	0.30%	0.42%	1.50%
Expected volatility	83%	51%	141%	180%

(1)	As of December 31, 2010, 34,230 warrants with an exercise price of $5.00 were outstanding. As of September 30, 2011, 34,230 of these warrants were outstanding.

(2)	As of December 31, 2010, 140,000 purchase options with an exercise price of $8.11 were outstanding. As of September 30, 2011, 140,000 of these options were outstanding.

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

The fair value of the 174,230 warrants and options outstanding as of September 30, 2011 was determined using the Black-Scholes Model, defined in the FASB’s accounting standard of fair value measurement as level 2 inputs, and recorded the change in earnings. As a result, the warrant liability is carried on the consolidated balance sheets at fair value. The Company recognized a gain of $171,765 and $141,057 from the change in fair value of derivative liability for the three months ended September 30, 2011 and 2010, respectively, and a gain of $1,267,412 and a loss of $18,269 for the nine months ended September 30, 2011 and 2010, respectively.

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2011:

	Carrying Value at	Fair Value Measurement at
	September	September 30, 2011
	30, 2011	Level 1	Level 2	Level 3
Warrant/purchase option liability (unaudited)	$152,227	$—	$152,227	$—

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a non-recurring basis.  Generally, assets are recorded at fair value on a non-recurring basis as a result of impairment charges.  For the nine months ended September 30, 2011, there were no impairment charges.

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

Shipping and handling costs related to goods sold are included in selling expenses, which totaled $837,006 and $393,344 for the three months ended September 30, 2011 and 2010, respectively, and $1,381,276 and $678,224 for the nine months ended September 30, 2011 and 2010, respectively.

The Company’s revenues and cost of revenues by product line were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Micro-organism	$5,997,055	$4,700,623	$9,574,277	$7,892,296
Veterinary Medications	12,979,162	12,366,426	24,186,068	21,095,705
Feed Additives	1,055,001	737,077	1,772,280	1,341,654
Vaccines	871,845	765,621	1,553,533	1,373,876
Total Revenue	20,903,063	18,569,747	37,086,158	31,703,531

Cost of Revenue
Micro-organism	1,608,861	1,186,977	2,683,849	2,050,907
Veterinary Medications	7,696,914	6,950,838	14,361,371	11,970,865
Feed Additives	663,002	289,262	968,250	536,292
Vaccines	88,435	79,060	172,095	144,355
Total Cost of Revenue	10,057,212	8,506,137	18,185,565	14,702,419
Gross Profit	$10,845,851	$10,063,610	$18,900,593	$17,001,112

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

Estimated Useful Life
Buildings	20-40 years
Machinery and equipment	10 years
Computer, office equipment, and furniture	5 years
Vehicles	5-10 years

Management assesses the carrying value of plant and equipment annually, more often when factors indicating impairment are present, and reduces the carrying value of such assets by the amount of the impairment. The Company determines the existence of such impairment by measuring the expected future cash flows (undiscounted and without interest charges) and comparing such amount to the net asset carrying value. An impairment loss, if it exists, is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Based on its review, management believes that, as of September 30, 2011 and December 31, 2010, there was no impairment for its plant and equipment.

Construction-in-progress

Construction-in-progress includes direct costs of construction of a factory building. Interest incurred during the period of construction, if significant, is capitalized. All other interest is expensed as incurred. Construction-in-progress is not depreciated until such time that the assets are completed and put into service.

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

Impairment of Intangible Assets — The Company evaluates the carrying value of intangible assets annually, or more often when factors indicating impairment may exist. The Company determines the existence of such impairment by measuring the estimated future cash flows (undiscounted) and comparing such amount to the net asset carrying value. If the undiscounted cash flow estimated to be generated by any such intangible asset is less than its carrying amount, a loss is recognized based on the amount by which the carrying amount exceeds the intangible asset’s fair market value. Loss on intangible assets to be disposed of is determined in a similar manner, except that fair market values are reduced by the cost of disposal. Based on its review, the Company believes that, as of September 30, 2011, there was no impairment of its intangible assets.

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

Advertising costs

Advertising costs are charged to operations currently. Advertising costs for the three months ended September 30, 2011 and 2010 were $655 and $8,383, respectively, and for the nine months ended September 30, 2011 and 2010 were $1,160 and $14,852, respectively.

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

Earnings per share

The Company reports earnings per share and presents both basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share is based upon the weighted-average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares, including convertible preferred shares, and stock options were converted or exercised. Further, the method requires that stock dividends or stock splits be accounted for retroactively if the stock dividends or stock splits occur during the period or  if the stock dividends or stock splits occur after the end of the period but before the release of the financial statements, by considering it outstanding during the entirety of each period presented. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

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

Recently issued accounting pronouncements

In December 2010, the FASB issued Accounting Standards Update 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force). ASU No. 2010-28 addresses questions about entities that have reporting units with zero or negative carrying amounts. The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples in paragraph 350-20-35-30, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In addition, current GAAP will be improved by eliminating an entity’s ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. As a result, goodwill impairments may be reported sooner than under current practice. The provisions of ASC No. 2010-28 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted.

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

In April 2011, the FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU No. 2011-04 amends current U.S. GAAP fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. ASU No. 2011-04 will be effective for interim and annual periods beginning on or after December 15, 2011. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU No. 2011-05 is new guidance on the presentation of comprehensive income that eliminates the option to report the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This guidance will be effective during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU No. 2011-08 amends existing guidance by allowing companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. ASU No. 2011-08 will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011with early adoption permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

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

Financial instruments that subject the Company to concentration of credit risk consist of cash and accounts receivable. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. The Company has not experienced any losses in such accounts. The Company provides credit terms for sales to certain customers.  As a result, there are credit risks with the accounts receivable balances.  The Company constantly re-evaluates the credit worthiness of customers buying on credit and maintains an allowance for doubtful accounts.

For the three months and nine months ended September 30, 2011 and 2010, all of the Company’s sales occurred in the PRC. In those periods, no individual customer accounted for more than 10% of the Company’s total revenues. In addition, all accounts receivable at September 30, 2011 and December 31, 2010 arose in the PRC.

The Company’s three largest vendors (vendors with more than 10% of total purchases) accounted for approximately 52% and 41% of the Company’s total purchases for the three months and nine months ended September 30, 2011, respectively, while the Company’s four largest vendors accounted for approximately 46% and 44% of the Company’s total purchases for the three months and nine months ended September 30, 2010, respectively.

The Company had one product that accounted for 26% and 23% of the Company’s total revenues for the three months and nine months ended September 30, 2011, respectively, while the Company had one product that accounted for 27% and 25% of the Company’s total revenues for the three months and nine months ended September 30, 2010, respectively.

Note 4 - ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	September 30, 2011	December 31, 2010
Account receivable	$10,121,905	$5,316,881
Allowance for bad debts	(349,759)	(339,031)
Account receivable, net	$9,772,146	$4,977,850

The following table presents the movement of allowance for doubtful accounts:

Allowance for bad debt, January 1, 2011	339,031
Addition	—
Recovery	—
Translation adjustment	10,728
Allowance for bad debt, September 30, 2011 (unaudited)	$349,759

Note 5 – INVENTORIES

Inventories consisted of the following:

	September 30, 2011	December 31, 2010
Raw materials	$12,151,851	$5,466,902
Packing materials	771,503	170,843
Work-in-process	70,551	23,071
Finished goods	1,615,255	1,721,943
Other	29,284	25,723
Total	14,638,444	7,408,482
Less: Allowance for slow moving raw materials	(212,785)	(206,259)
Total	$14,425,659	$7,202,223

The Company periodically reviews its reserves for slow-moving and obsolete inventories.

Note 6 - DEPOSITS AND PREPAID EXPENSES

Deposits and prepaid expenses were comprised of the following:

	September 30, 2011	December 31, 2010
Prepayment for raw materials purchasing	$25,588,724	$15,967,236
Prepayment for packaging materials purchasing	560,237	767,623
Other	441,595	339,141
Total	$26,590,556	$17,074,000

Note 7 - PLANT AND EQUIPMENT, NET

Plant and equipment consisted of the following:

	September 30, 2011	December 31, 2010
Building and improvements	$25,384,100	$20,757,554
Machinery and equipment	4,591,007	3,640,635
Office equipment and furniture	318,665	256,690
Vehicles	585,071	566,718
Total	30,878,843	25,221,597
Less: Accumulated depreciation	(3,411,636)	(2,608,484)
Plant and equipment, net	$27,467,207	$22,613,113

The Company’s one year loan with Shaanxi Agricultural Yanta Credit Union is secured by the Company’s office buildings located in Xi’an City.

The Company’s line of credit with Bank of East-Asia is secured by the Company’s manufacturing plant in Huxian County.

The Company’s one year loan with Chang’an Bank is secured by the Company’s office buildings located in Xi’an City.

Depreciation expense was $210,989 and $215,330 for the three months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011 and 2010, depreciation expense was $709,749 and $515,178, respectively.

Note 8 - CONSTRUCTION-IN-PROGRESS

Xi’an facility

We started constructing our Huxian vaccine facility in 2005, and it was completed in 2010.  During the nine months ended September 30, 2011, the Company started two projects at the vaccine facility to modify air filtration, water treatment, and other facility changes based on recommendations by outside experts hired by the Company to advise on the GMP (PRC’s Good Manufacturing Practices Standard) qualification process for the vaccine facility. The facility is currently waiting for GMP certification from the Ministry of Agriculture. The Company expects the GMP certification process to be complete by June 2012.

During the nine months ended September 30, 2011, the Company started a facility improvement project in the amount of $313,000 (RMB 2,000,000) for the Huxian Animal Laboratory. The Company expects the project will be completed by December 2011.

During the third quarter ended September 30, 2011, the Company started a facility improvement project in the amount of $1,114,280 (RMB 7,120,000) at the Huxian veterinary medicine facility to prepare its GMP re-examination. The project includes a renovation project to clean 3,160 square feet in area and to replace or implement an exhaust ventilation system, color steel enclosure, process water piping, purification equipment, fire alarm, and combined air supply unit. The Company expects that the project will be completed by the end of November 2011.

The Company also started an office building decoration project at its headquarter in Xi’an in the amount of $334,426 (RMB 2,136,905). The Company expects the project will be completed by December 2011.

Jingzhou facility

During the third quarter ended September 30, 2011, the Company started a facility improvement project in the amount of $1,643,250 (RMB 10,500,000) to expand production capacity at the Jingzhou facility. The project includes plant construction and water supply and drainage. The Company expects the project will be completed by March 2012.

Kunshan facility

The construction and supporting projects at the Kunshan facility include plumbing, sewer, electrical, HVAC, fire protection and alarm system, drainage, office, lab, road construction, parking, and landscaping with a total estimated cost in the amount of $4,894,847 (RMB 31,276,980). The Company expects the project will be completed by December 2011.

During the three months and nine months ended September 30, 2011, no amount was transferred from CIP to property, plant, and equipment.  During the three months and nine months ended September 30, 2010, the micro-organism facility and some general facility improvements were completed and placed in service resulting in a transfer from CIP to property, plant, and equipment of $1,347,489. No depreciation is provided for in construction-in-progress until such time that the assets are completed and placed into service.

The Company is in the process of completing the following construction projects:

Project	Total in CIP as of September 30, 2011	Estimate cost to Complete	Estimated Total Cost	Estimated Completion Date
Xi'an Huxian vaccine facility	$2,723,201	-	$2,723,201	June 2012
Xi'an headquarter office	239,445	94,981	334,426	December 2011
Xi'an Huxian animal laboratory	313,000	-	313,000	December 2011
Xi'an Huxian veterinary medicine facility	899,875	214,405	1,114,280	November 2011
Jingzhou facility	1,244,175	399,075	1,643,250	March 2012
Kunshan facility	4,745,958	148,890	4,894,847	December 2011
Total	$10,165,654	857,350	$11,023,004	December 2011

As of September 30, 2011 and December 31, 2010, the Company had construction-in-progress amounting to $10,165,654 and $1,590,720, respectively. No interest expense was capitalized for construction-in-progress for the three months and nine months ended September 30, 2011 and 2010 as management determined the amount of capitalized interest would be  insignificant.

Note 9 - LONG-TERM PREPAYMENTS

Long-term prepayments consisted of the following:

	September 30, 2011	December 31, 2010
R&D project	$313,000	$303,400
Construction deposit	-	455,100
Deposit for building and equipment purchase	453,850	695,726
Deposit for potential acquisitions	222,230	4,806,352
Total	$989,080	$6,260,578

As of September 30, 2011, deposits for building and equipment purchase of $453,850 (RMB 2,900,000) represented deposits made for the purchase of equipment.

As of September 30, 2011 and December 31, 2010, deposits for potential acquisitions totaled $222,230 and $4,806,352, respectively, all of which was held by an unrelated third party engaged to facilitate the purchase of a Kunshan-based micro-organism manufacturing facility and other future potential acquisition for the Company. As of September 30, 2011, we completed the purchase of the Kunshan facility, and $4,664,780 of long-term prepayments was transferred to building and improvements, property, plant, and equipment, and intangible assets.

Note 10 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	September 30, 2011	December 31, 2010
Land use rights	$4,773,252	$4,650,521
Technological know-how	2,191,000	2,123,800
Patent	313,000	303,400
Total	7,277,252	7,077,721
Less: accumulated amortization	(1,497,120)	(1,033,780)
Intangible assets, net	$5,780,132	$6,043,941

In 2009, the Company paid $1,252,000 (RMB 8,000,000) for a fish disease vaccine technology transfer for an 11 year term from September 2009 through September 2020.

The Company’s line of credit with Bank of East-Asia is secured by the Company’s land use rights in Huxian County, Shaanxi Province.

The Company’s one year loan with Industrial and Commercial Bank of China Songzi Branch is secured by the Company’s land use rights in Jingzhou, Hubei Province.

For the three months ended September 30, 2011 and 2010, the amortization expense for intangibles amounted to $46,376 and $48,458, respectively. For the nine months ended September 30, 2011 and 2010, the amortization expense for intangibles amounted to $432,098 and $125,591, respectively.

Amortization expense for the future five years and thereafter is as follows:

Years ending December 31,	Amount
2011 (three months)	$99,246
2012	396,983
2013	240,483
2014	240,483
2015	240,483
Thereafter	4,562,456
Total	$5,780,132

Note 11 – LOAN RECEIVABLE

In December 2010, the Company provided two of its largest suppliers with a short term loan totaling $7,825,000 (RMB 50,000,000) at the prevailing interest rate of 5%.  The two suppliers, Fandike and Chenyue, are among the largest suppliers to the Company.  On March 15, 2011, the suppliers repaid the entire $7,825,000 (RMB 50,000,000) loan plus interest of $85,340 (RMB 553,650).

In August 2010, the Company issued an unsecured loan to an unrelated third party in the amount of $469,500 (RMB 3,000,000) for one year from August 10, 2010 through August 9, 2011, with an annual interest rate of 0.6%. During the nine months ended September 30, 2011, this unrelated party repaid the entire loan of $469,500 (RMB 3,000,000) plus interest of $2,775 (RMB 18,000).

On January 4, 2011, the Company entered a loan agreement with Shaanxi Feilong Logistics Co., Ltd., one of its largest logistics providers, to lend up to $3,130,000 (RMB 20,000,000) to Feilong. This loan agreement expires within one year with an annual interest rate of 6%. During the nine months ended September 30, 2011, Feilong borrowed a total amount of $2,929,680 (RMB 18,720,000) from the Company. During the nine months ended September 30, 2011, Feilong repaid the entire $2,929,680 (RMB 18,720,000) loan plus interest of $161,847 (RMB 1,050,000).

Note 12 – SHORT-TERM LOANS

On August 24, 2010, the Company obtained a one year loan with Shaanxi Agricultural Yanta Credit Union for $782,500 (RMB 5,000,000) at an annual interest rate of 8.66%. This loan is secured by the Company’s office buildings located in Xi’an City. During the nine months ended September 30, 2011, the Company repaid the entire loan of $782,500 (RMB 5,000,000) plus interest.

The Company entered into a line of credit agreement with Bank of East-Asia that allows the Company to borrow up to $3,000,000 (RMB 20,000,000). This line of credit agreement expires within two years starting with the first withdrawal. The Company withdrew $483,585 (RMB 3,090,000), $531,161 (RMB 3,394,000), and $1,324,382 (RMB 8,462,500) on September 7, 2010, September 9, 2010, and October 12, 2010, respectively, at an annual interest rate of 6.372% with interest due every three months starting on the date of the first withdrawal. This line of credit is secured by the Company’s land use right and manufacturing plant located in Huxian County. During the nine months ended September 30, 2011, the Company repaid $483,585 (RMB 3,090,000) and $531,161 (RMB 3,394,000) plus interest, respectively. On October 12, 2011, the Company repaid the remaining balance of $1,324,382 (RMB 8,462,500) plus interest on this line of credit. On October 20, 2011, the Company borrowed $2,347,500 (RMB 15,000,000) from this line of credit.

On March 24, 2011, the Company obtained a six month unsecured loan with Kunshan Agricultural Credit Union Rural Microfinance Limited for $782,500 (RMB 5,000,000) at an annual interest rate of 16%. During the nine months ended September 30, 2011, the Company repaid the entire loan of $782,500 (RMB 5,000,000) plus interest.

On May 5, 2011, the Company obtained a one year loan with Industrial and Commercial Bank of China Songzi Branch for $469,500 (RMB 3,000,000) at an annual interest rate determined by using the People's Bank of China floating benchmark lending rate over the same period plus 30% of that rate, which was 8.528% at September 30, 2011. During the nine months ended September 30, 2011, the Company repaid $156,500 (RMB 1,000,000) and subsequently borrowed back $156,500 (RMB 1,000,000). This loan is secured by the Company’s land use rights in Jingzhou, Hubei Province.

During the nine months ended September 30, 2011, the Company obtained one month and two month short-term loans with three third-party individuals for a total amount of $510,190 (RMB 3,260,000). These loans are non-interest bearing and are unsecured. During the nine months ended September 30, 2011, the Company repaid all three loans totaling $510,190 (RMB 3,260,000).

On July 8, 2011, the Company obtained a one year loan with Chang’an Bank for $782,500 (RMB 5,000,000) at an annual interest rate of 8.658%. This loan is secured by the Company’s office buildings and its Chairman and CEO’s personal property located in Xi’an City.

On August 25, 2011, the Company obtained a one year loan with Shaanxi Agricultural Yanta Credit Union for $782,500 (RMB 5,000,000) at an annual interest rate of 9.411%. This loan is secured by the Company’s office buildings located in Xi’an City.

Interest expense incurred and associated with the short-term loans amounted to $117,046 and $266,797 for the three months and nine months ended September 30, 2011, respectively, none of which has been capitalized as part of construction-in-progress in 2011. Interest expense incurred and associated with the short-term loans amounted to $9,806 and $11,171 for the three months and nine months ended September 30, 2010, respectively, none of which has been capitalized as part of construction-in-progress in 2010.

Note 13 - DEFERRED GOVERNMENT GRANT

Deferred government grant represents subsidies for Good Manufacturing Practice projects granted by various levels of the PRC government. To date, the Company received government subsidies totaling $1,173,750 (RMB 7,500,000), of which RMB 5,000,000 was granted by the PRC government, of which RMB 1,000,000 was re-paid on December 7, 2010, with the remaining amount to be repaid in 2012. RMB 2,000,000 was granted by Shaanxi provincial government, and RMB 500,000 was granted by Xi’an municipal government. The Shaanxi provincial government grant and Xi’an municipal government grant are not required to be repaid.

Note 14 - CAPITAL TRANSACTIONS

Stock-based compensation

On March 30, 2010, the Company agreed to issue 2,500 shares of common stock to a non-executive director in exchange for services unrelated to his services as a director at the fair market value of $11.74 per share based on the closing price on March 30, 2010. On April 16, 2010, the Company entered into another agreement to grant 10,000 shares of common stock to that director for his one year service from April 1, 2010. The closing price per share on the grant date was $10.61. The common stock compensation vests in four equal quarterly installments of 2,500 shares. Shares owed were accrued at the end of each quarter at the fair market value on the grant date of $10.61 per share. On August 31, 2011, the Company entered into another agreement to grant 36,000 shares of common stock to that director for his one year service from April 1, 2011. The closing price per share on the grant date was $2.58. The common stock compensation vests in four equal quarterly installments of 9,000 shares. Shares owed were accrued at the end of each quarter at the fair market value of the grant date at $2.58 per share. A total of $46,440 and $26,525 was charged to general and administrative expense for the three months ended on September 30, 2011 and 2010, respectively. A total of $72,965 and $80,075 was charged to general and administrative expense for the nine months ended on September 30, 2011 and 2010, respectively. On October 25, 2010, 5,000 shares were issued to the director for the shares vested in the first two quarters of 2010. As of September 30, 2011, 25,500 shares were accrued for the shares vested and pending to be issued.

On May 26, 2009, the Company renewed a one year service agreement with its former CFO and agreed to issue 14,440 shares of common stock, which would vest in four equal installments of 3,610 shares every quarter starting August 5, 2009. Compensation expense is recognized on the straight-line method over the vesting period. On February 26, 2010, 10,830 shares were issued at the fair market value of $8.57. Effective April 16, 2010, the former CFO resigned, and the last installment of 3,610 shares was prorated to 2,880 shares. The Company issued the 2,880 common shares to the former CFO on October 25, 2010 at the fair market value of $7.81 per share. Total compensation expense of $0 and $29,205 were charged to general and administrative expenses for the nine months ended September 30, 2011 and 2010, respectively.

On May 26, 2009, the Company agreed to issue 5,556 shares of common stock to a director at the beginning of each term of his directorship. The trading value of the common stock on May 26, 2009 was $4.50 per share. Total compensation expense of $0 and $3,857 were charged to general and administrative expenses for the nine months ended September 30, 2011 and 2010, respectively. The Company issued 5,556 shares on February 26, 2010. In accordance with the agreement between the Company and this director, this director must continue to serve as a member of the Board until his successor is duly elected and qualified in order to receive the shares. This director has continued in his position, and the Company is in the process of finalizing its agreement with this director and expects to complete this process shortly.

Warrants and Purchase Options

On February 28, 2007, the Company issued 195,000 warrants to four investors with an exercise price of $6.00 per share for a term of three years.  On the same date, the Company also issued warrants to the private placement agent, exercisable for 114,100 shares of the Company’s common stock at a price of $5.00 per share for a 5 year term. For the three and nine months ended September 30, 2011, no warrants were exercised. For the three and nine months ended September 30, 2010, 0 and 218,024 shares of warrants were exercised.

In connection with a 2009 equity offering, the Company granted 140,000 common stock purchase options to five designees of the Underwriters with a vesting date of September 30, 2010. The options are exercisable from September 30, 2010 to September 30, 2014, and each option is exercisable for one share of the Company’s common stock at an exercise price at $8.11 per share. All options were provided for services performed. On September 30, 2010, the purchase options were reclassified from equity to warrant liabilities, and the Company reclassified $779,674 from additional paid in capital to derivative liability.

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

	September 30, 2011	September 30, 2010
Expected term (year)	0.41 – 2.75	1.42- 3.75
Expected volatility	83% - 141%	80% - 143%
Weighted average volatility	83% - 141%	80% - 143%
Expected dividend yield	0%	0%
Risk-free rate	0.06% - 0.42%	0.35% - 0.96%
Following is an activity summary of the Company’s outstanding warrants and purchase options:

	Number of warrants/purchase options	Weighted – average exercise price		Weighted- average remaining contractual term (Year)
Outstanding at January 1, 2010	392,254		$5.57
Granted	-	$
Forfeited	-
Exercised	(218,024)		5.72
Outstanding at December 31, 2010	174,230		$7.50
Granted	-		-
Forfeited	-		-
Exercised	-		$-
Outstanding at September 30, 2011	174,230		$7.50	2.29
Vested and expected to vest at September 30, 2011	174,230		$7.50	2.29
Exercisable at September 30, 2011	174,230		$7.50	2.29

Equity Compensation Plan

On December 8, 2009, the Company’s board of directors approved a stock incentive plan for officers, directors, employees and consultants entitled the “Skystar Bio-Pharmaceutical Company 2010 Stock Incentive Plan” (the “2010 Plan”). The maximum number of shares that may be issued under the 2010 Plan is 700,000 shares of common stock. The 2010 Plan was approved by the Company’s stockholders on December 31, 2009, and awards may be granted thereunder until December 7, 2019. As of September 30, 2011, there are 690,000 shares of the Company’s common stock remaining available for future issuance under the Plan.

Note 15 - STATUTORY RESERVES

Statutory reserves represent restricted retained earnings. Based on the legal formation of the entities, all PRC entities are required to set aside 10% of  net income as reported in its statutory accounts on an annual basis to the statutory surplus reserve fund. Once the total statutory surplus reserve reaches 50% of the entity’s registered capital, further appropriations are discretionary. The statutory surplus reserve can be used to increase the entity’s registered capital (upon approval by relevant government authorities) and eliminate its future losses under PRC regulatory requirements (upon a resolution by the board of directors). The statutory surplus reserve is not distributable to shareholders except in the event of liquidation. As of September 30, 2011, apart from Xi’an Tianxing meeting the statutory surplus reserve requirement, we must transfer approximately $10,418,518 to the respective statutory surplus reserve of our other PRC subsidiaries.

Appropriations to the above statutory reserves are accounted for as a transfer from unrestricted earnings to statutory reserves. There are no legal requirements in the PRC to fund these statutory reserves by the transfer of cash to any restricted accounts, and as such, the Company has not transferred any cash to these accounts. These reserves are not distributable as cash dividends.

Note 16 – TAXES

Skystar is subject to United States federal income tax provisions. Skystar Cayman is a tax-exempt company incorporated in the Cayman Islands and conducts all of its business through its subsidiaries, Fortune Time, Sida, Fortune Time’s subsidiary Skystar Kunshan, Sida’s subsidiary Skystar Jingzhou, Sida’s PRC VIEs, Xi’an Tianxing, Xi’an Tianxing’s subsidiary Shanghai Siqiang, Sida and Xi’an Tianxing’s joint venture Kunshan Sikeda, and Xi’an Tianxing’s subsidiary Xi’an Sikaida.

Sida, Skystar Jingzhou, Skystar Kunshan, Xi’an Tianxing, Shanghai Siqiang, Kunshan Sikeda and Xi’an Sikaida are subject to the PRC’s Enterprise Income Tax. Pursuant to the PRC Income Tax Laws, Enterprise Income Tax is generally imposed at a statutory rate of 25%. Xi’an Tianxing has been approved as a new technology enterprise, and under PRC Income Tax Laws is entitled to a preferential tax rate of 15%.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three and nine months ended September 30, 2011 and 2010:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
U.S. Statutory rate	34.0%	34.0%	34.0%	34.0%
Foreign income not recognized in the U.S.	(34.0)	(34.0)	(34.0)	(34.0)
China income tax rate	25.0	25.0	25.0	25.0
China income tax exemption	(10.0)	(10.0)	(10.0)	(10.0)
Other item (1)	0.8	1.7	1.5	2.9
Total provision for income taxes	15.8%	16.7%	16.5%	17.9%

(1)
The other item is operating expenses incurred by Skystar that are not deductible in the PRC that resulted in an increase of 0. 8% and 1.7% for the three months ended September 30, 2011 and 2010, respectively, and an increase of 1.5% and 2.9% for the nine months ended September 30, 2011 and 2010, respectively.

Taxes payable consisted of the following:

	September 30, 2011	December 31, 2010
Income taxes payable	$1,120,211	$432,722
Value added tax	3,549,634	203,684
Other taxes	402,958	113,430
Total	$5,072,803	$749,836

The estimated tax savings due to the reduced tax rate for the nine months ended September 30, 2011 and 2010 amounted to $1,119,467 and $1,459,668, respectively.

Skystar is incorporated in the U.S. and has incurred a net operating loss for income tax purposes for the three and nine months ended September 30, 2011. As of September 30, 2011, the estimated net operating loss carryforwards for U.S. income tax purposes amounted to $5,679,978, which may be available to reduce future years’ taxable income. These carryforwards will expire, if not utilized, beginning in 2026 and continue through 2030. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s limited operating history and continuing losses for U.S. income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at September 30, 2011 and December 31, 2010. The valuation allowance at September 30, 2011 and December 31, 2010 was $1,931,193 and $1,781,954, respectively. The Company’s management reviews this valuation allowance periodically and makes adjustments as necessary.

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $52 million as of September 30, 2011, which are included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

Note 17 - EARNINGS PER SHARE

The following is the calculation of earnings per share:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Net income	$7,727,661	$6,647,799	$11,166,883	$10,122,441

Weighted average shares used in basic computation	7,172,354	7,119,585	7,171,530	7,103,365
Diluted effect of stock warrants	-	27,539	3,138	13,155
Weighted average shares used in diluted computation	7,172,354	7,147,124	7,174,668	7,116,520

Earnings per share:

Basic	$1.08	$0.93	$1.56	$1.43
Diluted	$1.08	$0.93	$1.56	$1.42

For the three months ended September 30, 2011, a total of 34,230 warrants were excluded from the diluted earnings per share calculation as they were anti-dilutive as the average stock price was less than the exercise prices of warrants. For the nine months ended September 30, 2011, the average stock price was greater than the exercise prices of warrants, which resulted in additional weighted-average common stock equivalents of 3,138. For the three and nine months ended September 30, 2011, a total of 140,000 options were excluded from the diluted earnings per share calculation as they are anti-dilutive because the average stock price was less than the exercise prices of the options.

For the three months ended September 30, 2010, the average stock price was greater than the exercise prices of warrants, which resulted in additional weighted-average common stock equivalents of 27,539. For the nine months ended September 30, 2010, the average stock price was greater than the exercise prices of warrants, which resulted in additional weighted-average common stock equivalents of 13,155. 140,000 outstanding purchase options were excluded from the diluted earnings per share calculation as they are anti-dilutive.

Note 18 - RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

Amounts payable (receivable) to related parties are summarized as follows:

	September 30, 2011	December 31, 2010
Shares to be issued to related party
Scott Cramer – non-executive director (1)	$126,015	$53,050

Amounts due to (from) related parties
Scott Cramer – non-executive director and shareholder	159,189	170,937
Officers and shareholders (2)	(28,971)	46,975
Total	$130,218	$217,912

(1) The Company records and reports stock-based compensation by measuring the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which services are received. As of  September 30, 2011 and December 31, 2010, the Company had $126,015 (representing 25,500 common shares) and $53,050 (representing 5,000 common shares), respectively, under agreement to issue shares to Scott Cramer, as compensation for being a representative of the Company in the United States for the period April 1, 2010 to March 31, 2012.

(2) As of September 30, 2011, the amount due to (from) officers and shareholders includes accrued expense to Weibing Lu.

Note 19 - COMMITMENTS AND CONTINGENCIES

(a) Lease commitments

The Company recognizes lease expense on the straight-line basis over the term of the lease in accordance with the FASB’s accounting standard of accounting for leases. The Company entered into a tenancy agreement for the lease of factory premises for a period of ten years from October 1, 2004 to December 31, 2014. The annual rent for the factory premises was adjusted to approximately $18,154 (RMB 116,000) and subject to a 10% increase every two years starting October 1, 2009.

The Company leases office space from Weibing Lu, the Company’s Chief Executive Officer, for a period of five years from January 1, 2007 to December 31, 2011, with annual rent of approximately $25,916 (or RMB 165,600). The Company also entered into a tenancy agreement with Weibing Lu for the lease of Shanghai Siqiang’s office for a period of ten years from August 1, 2007 to August 1, 2017 with annual rent of approximately $22,536 (or RMB 144,000).

The Company entered into a one year tenancy agreement for leasing Tianxing’s sales office space in Tianjin from April 21, 2010 to April 20, 2011 with annual rent of approximately $3,756 (RMB 24,000).

The Company entered into a one year tenancy agreement for an office lease in Kunshan, Jiangsu Province from April 15, 2011 to April 14, 2012 with annual rent of approximately $3.005 (RMB 19,200).

The Company entered into a tenancy agreement for the lease of warehouse premises in Xi’an for a period of three years from July 20, 2011 to July 19, 2014 with annual rent of approximately $36,778 (RMB 235,000) subject to a 10% increase every two years starting July 20, 2013.

The minimum future lease payments for the next five years and thereafter are as follows:

Period	Amount
Three months ending December 31, 2011	$26,597
Year ending December 31, 2012	78,219
Year ending December 31, 2013	79,306
Year ending December 31, 2014	56,379
Year ending December 31, 2015	22,536
Year ending December 31, 2016 and thereafter	35,682
Total	$298,719

Rental expense for the three months ended September 30, 2011 and 2010 amounted to $26,435 and $19,553, respectively. Rental expense for the nine months ended September 30, 2011 and 2010 amounted to $61,895 and $55,964, respectively.

(b) Legal proceedings

From time to time, the Company is involved in legal matters arising in the ordinary course of business. Management currently is not aware of any legal matters or pending litigation that would have a significant effect on the Company’s consolidated financial statements as of September 30, 2011.

In May 2007, Andrew Chien filed suit against the Company, R. Scott Cramer, Steve Lowe, David Wassung and Weibing Lu in United States District Court for the District of Connecticut, alleging causes of action for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  On July 17, 2008, in a decision that is now published, the court granted defendants’ motion to dismiss and subsequently dismissed the lawsuit, entering judgment on behalf of the defendants.  Chien appealed the dismissal.  Defendants filed a post-judgment motion for sanctions against Chien.  On February 5, 2009, the court found the action filed by Chien to have been frivolous, and to have constituted a “substantial” violation of Rule 11, and imposed monetary sanctions on both Chien and his former attorney.  Chien appealed the award of sanctions.  All appeals, including the one referenced below concerning Chien’s second lawsuit, were subsequently consolidated.  The Court of Appeals issued a Mandate upholding the decision granting defendant’s motion to dismiss and found that the District Court did not “abuse its discretion” in issuing sanctions against Chien in light of the circumstances and facts on record.  This Mandate was entered on or about November 8, 2010.

Andrew Chien, proceeding pro se (i.e., he represented himself without an attorney), filed another lawsuit against the Company, R. Scott Cramer, Steve Lowe, David Wassung and Weibing Lu in Connecticut Superior Court (which was removed to U.S. District Court) alleging causes of action similar to those alleged in his federal complaint described above as well as state law causes of action.  The court held that all claims asserted against the defendants were barred and failed to state a claim on a multiplicity of grounds, including on the basis of res judicata.  Defendants filed a second Motion for Sanctions under Rule 11 and the PSLRA, which was granted.  Chien appealed the dismissal.  The Court of Appeals for the Second Circuit consolidated all of Chien’s appeals from both of his lawsuits.   On November 8, 2010, the Court of Appeals affirmed the dismissals and the awards of sanctions.  On January 22, 2011, Chien filed a petition with the Supreme Court of the United States, appealing the lower court’s ruling. The Supreme Court denied review of the petition.

Andrew Chien, again proceeding pro se, commenced another lawsuit against the Company, Scott Cramer, Steve Lowe, David Wassung, Weibing Lu, Weinberg & Company, P.A., Moore Stephens Wirth Frazer & Torbet, LLP, Frazer Frost, LLP, Crowe Horwath LLP, Richardson & Patel LLP, Kevin K. Leung, Harvey Kesner, and Jody M. Borrelli alleging the same facts and circumstances as set forth in the above two matters, although adding the aforementioned accountants and lawyers as defendants to the claims.  The matter commenced on August 8, 2011, and shortly thereafter was removed to U.S. District Court.  On October 5, 2011, the court dismissed the entire action as to all defendants.

Other than the above described legal proceedings, the Company is not aware of any other legal matters in which any director, officer, or any owner of record or beneficial owner of more than five percent of any class of voting securities of the Company, or any affiliate of any such director, officer, affiliate of the Company, or security holder, is a party adverse to the Company or has a material adverse interest to the Company. No provision has been made in the consolidated financial statements for the above contingencies.

(c) Ownership of leasehold property

In 2005, a shareholder contributed a leasehold office building as additional capital of Xi’an Tianxing. However, the title of the leasehold property has not passed to the Company. The Company does not believe there are any legal barriers for the shareholder to transfer ownership to the Company. However, in the event that the Company fails to obtain the ownership certificate for the leasehold property, there is a risk that the building will need to be vacated due to unofficial ownership. Management believes that this possibility is remote, and, as such, no provision has been made in the consolidated financial statements for this potential occurrence.

(d) R&D Project

During the first quarter of 2008, Xi’an Tianxing contracted with Northwestern Agricultural Technology University to work jointly on an R&D project concerning the application of nano-technology in the prevention of major milk cow disease. The total projected budget for this project is approximately $626,000 (RMB 4,000,000), which is to be paid according to completed stages of the project. For the nine months ended September 30, 2011 and 2010, the Company incurred $0 and $369,750 (RMB 2,500,000), respectively, relating to this project. The project reached trial stage in September 2009.

During the year ended December 31, 2009, Xi’an Tianxing contracted with the Fourth Military Medical University to jointly work on a R&D project with a contracted amount of approximated $939,000 (RMB 6,000,000).  The Company paid $411,880 (RMB 2,800,000) in the fourth quarter of 2009. For the nine months ended September 30, 2011 and 2010, the Company incurred approximately $46,242 (RMB 300,000) and $0, respectively, of expenses relating to this project.

During the first quarter of 2011, Xi’an Tianxing contracted with the Fourth Military Medical University to jointly work on an R&D project to develop new treatment and diagnosis method for Mycoplasmal pneumonia of swine.  The project term is from January 2011 through September 2013.  The cost to the Company for the initial phase is approximately $313,000 (RMB 2,000,000), of which $77,070 (RMB 500,000) has been paid for the nine months ended September 30, 2011.

During the second quarter of 2011, Xi’an Tianxing launched four new R&D projects to develop ceftiofur sodium for injection (powder for injection), a sulfuric acid injection neostigmine, dexamethasone sodium phosphate injection, and houttuynia preparation of compound application in weaning piglets. The projected budget for the R&D project of ceftiofur sodium for injection (powder for injection) is approximately $547,750 (RMB 3,500,000), of which $425,426 (RMB 2,760,000) has been paid for the nine months ended September 30, 2011. The projected budget for the R&D project of a sulfuric acid injection neostigmine is approximately $469,500 (RMB 3,000,000), of which $262,049 (RMB 1,700,071) has been paid for the nine months ended September 30, 2011. The projected budget for the R&D project of dexamethasone sodium phosphate injection is approximately $547,750 (RMB 3,500,000), of which $451,047 (RMB 2,926,215) has been paid for the nine months ended September 30, 2011. The projected budget for the R&D project of houttuynia preparation of compound application in weaning piglets is approximately $704,250 (RMB 4,500,000), of which $661,820 (RMB 4,293,630) has been paid for the nine months ended September 30, 2011.

(e) Capital commitment

From July 2010 to September 2011, the Company contracted with nineteen different business entities to construct or implement plumbing, sewage, electricity, HVAC, fire protection and alarm system, drainage, an office, a lab, road construction, parking, and landscaping at a micro-organism manufacturing facility located in Kunshan, Jiangsu Province. The total projected budget for this project is approximately $4,894,847 (RMB 31,276,980), which is to be paid according to completed stages of the project. For the nine months ended September 30, 2011 and 2010, the Company incurred $4,745,958 (RMB 30,325,608) and $0, respectively, relating to this project. The Company expects this project to be completed by the end of 2011.

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

In addition to Xi’an Tianxing, Skystar Jingzhou also manufactures and distributes veterinary medicines, including aquaculture medicines in China. Skystar Jingzhou is a wholly owned subsidiary of the Company’s Sida entity. It was formed with the August 2010 acquisition of a veterinary medicine manufacturing facility in Hubei Province, China.

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

Intangible assets

Land Use Rights — Land use rights represent the amounts paid to acquire a long-term interest to utilize the land underlying the Company’s facilities. This type of arrangement is common for the use of land in the PRC. Land use rights are amortized on the straight-line basis over the term granted by the government.

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

Earnings per share

The Company reports earnings per share and presents both basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share is based upon the weighted-average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares, including convertible preferred shares, warrants and stock options were converted or exercised. Further, the method requires that stock dividends or stock splits be accounted for retroactively if the stock dividends or stock splits occur during the period, or retroactively if the stock dividends or stock splits occur after the end of the period but before the release of the financial statements, by considering it outstanding during the entirety of each period presented. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Recent Issued Accounting Pronouncements

In December 2010, the FASB issued Accounting Standards Update 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force). ASU No. 2010-28 addresses questions about entities that have reporting units with zero or negative carrying amounts. The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples in paragraph 350-20-35-30, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In addition, current GAAP will be improved by eliminating an entity’s ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired. As a result, goodwill impairments may be reported sooner than under current practice. The provisions of ASC No. 2010-28 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of this ASU did not have a material impact on our consolidated financial statements.

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

In April 2011, the FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU No. 2011-04 amends current U.S. GAAP fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. ASU No. 2011-04 will be effective for interim and annual periods beginning on or after December 15, 2011. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU No. 2011-05 is new guidance on the presentation of comprehensive income that eliminates the option to report the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This guidance will be effective during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU No. 2011-08 amends existing guidance by allowing companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. ASU No. 2011-08 will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011with early adoption permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

Results of Operations – Three Months Ended September 30, 2011 and 2010

The following table summarizes our results of operations for the three months ended September 30, 2011 and 2010.

	Three Months Ended September 30,
	2011		2010
	Amount	% of total revenue	Amount	% of total revenue
Revenue	$20,903,063	100.0%	$18,569,747	100.0%
Gross Profit	$10,845,851	51.9%	$10,063,610	54.2%
Operating Expenses	$1,868,300	8.9%	$2,199,116	11.8%
Income from Operations	$8,977,551	42.9%	$7,864,494	42.4%
Other Income	$196,222	0.9%	$118,148	0.6%
Income Tax Expenses	$1,446,112	6.9%	$1,334,843	7.2%
Net Income	$7,727,661	37.0%	$6,647,799	35.8%

Revenue.   All of our revenue is derived from the sale of veterinary healthcare and medical care products in the PRC. For the three months ended September 30, 2011, we had revenue of $20,903,063 as compared to revenue of $18,569,747 for the three months ended September 30, 2010, an increase of $2,333,316 or 12.6%. We generate revenue from sales of four product lines: veterinary medications, micro-organism, feed additives, and vaccines.  Selling prices have not changed from the same period last year for most of our past customers.

Revenue — Veterinary Medications.   Revenue from sales of our veterinary medications increased by $612,736 or 5.0% from $12,366,426 for the three months ended September 30, 2010 to $12,979,162 for the three months ended September 30, 2011.  The moderate increase was mainly because the existing production capacity at our Huxian plant is close to saturation and our Jingzhou plant is currently under GMP re-certification. According to Chinese government regulations, we cannot launch manufacturing production until GMP re-certification is completed and a new production permit is granted. Of the total revenues from veterinary medications during three months ended September 30, 2011, approximately 26% of total revenue resulted from the sale of Praziquantel tablets, which treats schistosomiasis.

Revenue — Micro-Organism.   Revenue from sales of our micro-organism products increased by $1,296,432 or 27.6% from $4,700,623 for the three months ended September 30, 2010 to $5,997,055 during the three months ended September 30, 2011.  The increase was primarily due to increased sales efforts and improved technology resulting in strong market demand. The increase in micro-organism sales contributed the majority or 55.6% of revenue growth for the entire company during the three months ended September 30, 2011.

Revenue — Feed Additives.   Revenue from sales of our feed additives product line increased by $317,924 or 43.1% from $737,077 for the three months ended September 30, 2010 to $1,055,001 for the three months ended September 30, 2011.  The increase was primarily the result of increased orders from some of our long-term customers as they expanded their animal farming.

Revenue — Vaccines.   Revenue from sales of our vaccines increased by $106,224 or 13.9% from $765,621 for the three months ended September 30, 2010 to $871,845 for the three months ended September 30, 2011. We are currently only capable of small-scale production of our vaccine products and therefore cannot significantly increase sales until we expand our production capability. We completed the construction of a new vaccine facility at our Huxian plant in 2010. The facility is currently waiting for GMP certification from the Ministry of Agriculture. The Company expects the GMP certification will be completed by June 2012, and we expect to commence production shortly thereafter for large-scale production.

Cost of Sales. Cost of revenue, which consists of raw materials, direct labor, and manufacturing overhead for our four product lines, was $10,057,212 for the three months ended September 30, 2011, as compared to $8,506,137 for the three months ended September 30, 2010, an increase of $1,551,075 or 18.2%, as a result of increased sales and higher raw material costs because of elevated inflation in China. For the three months ended September 30, 2011, raw material costs contributed the majority or approximately 81.6% of total cost of sales, packing material costs contributed approximately 16.4% of total cost of sales, and labor costs contributed approximately 2.0% of total cost of sales. The impact to our gross margins mainly came from higher raw materials costs.

Cost of Sales — Veterinary Medications.  Cost of revenue for our veterinary medications increased by $746,076 or 10.7% from $6,950,838 for the three months ended September 30, 2010 to $7,696,914 for the three months ended September 30, 2011. This increase was mainly due to the corresponding increase in sales and higher raw material costs. The increase of costs in veterinary medications sales contributed to 48.1% of the increase in cost of sales for the entire company during three months ended September 30, 2011.

Cost of Sales — Micro-Organism.   Cost of revenue for our micro-organism products increased by $421,884 or 35.5%, from $1,186,977 for the three months ended September 30, 2010 to $1,608,861 for the three months ended September 30, 2011.  This increase was mainly due to increased sales and higher raw material costs.

Cost of Sales — Feed Additives.   Cost of revenue for our feed additives increased by $373,740 or 129.2% from $289,262 for the three months ended September 30, 2010 to $663,002 for the three months ended September 30, 2011.  The increase was primarily due to the increase in sales and significantly increased raw material costs of yeast extract, the main raw material to manufacture feed additives products.

Cost of Sales — Vaccines.   Cost of revenue for our vaccines products increased by $9,375 or 11.9% from $79,060 for the three months ended September 30, 2010 to $88,435 for the three months ended September 30, 2011.  This increase was mainly a result of the corresponding increase in sales.

The following table summarizes our operating expenses for the three months ended September 30, 2011 and 2010.

	Three Months Ended September 30,
	2011		2010
	Amount	% of total revenue	Amount	% of total revenue
Operating Expenses
Research and Development Costs	$91,124	0.4%	$208,197	1.1%
Selling Expenses	$1,174,928	5.6%	$709,188	3.8%
General and Administrative Expenses	$602,248	2.9%	$1,281,731	6.9%
Total Operating Expenses	$1,868,300	8.9%	$2,199,116	11.8%

Research and Development Costs.  Research and development costs, which consist of salaries, professional fees, and technical support fees, totaled $91,124 for the three months ended September 30, 2011, as compared to $208,197 for the three months ended September 30, 2010, a decrease of $117,073 or 56.2%.   The decrease was mainly due to R&D expenses incurred for newly launched in-house R&D projects during the first half year of 2011, with substantially less spending on new projects in the third quarter of 2011.

Selling Expenses.  Selling expenses, which consist of commissions, advertising and promotion expenses, freight charges, and salaries, totaled $1,174,928 for the three months ended September 30, 2011 as compared to $709,188 for the three months ended September 30, 2010, an increase of $465,740 or 65.7%.  This increase was primarily due to the increase in our shipping and handling costs related to delivering our products to customers as we continued to expand our market to remote areas, and to inflation pressure in China, which resulted in higher unit costs for transportation and delivery services.  Shipping and handling costs totaled $837,006 and $393,344 during the three months ended September 30, 2011 and 2010, respectively.

General and Administrative Expenses.  General and administrative expenses totaled $602,248 for the three months ended September 30, 2011, as compared to $1,281,731 for the three months ended September 30, 2010, a decrease of $679,483 or 53.0%.  The decrease was mainly due to no acquisition costs being incurred during the quarter ended September 30, 2011 while we incurred approximately $635,000 of asset acquisition costs during the same quarter last year related to the purchase of Jingzhou facility, which was completed in August 2010.

Results of Operations – Nine Months Ended September 30, 2011 and 2010

The following table summarizes our results of operations for the nine months ended September 30, 2011 and 2010.

	Nine Months Ended September 30,
	2011		2010
	Amount	% of total revenue	Amount	% of total revenue
Revenue	$37,086,158	100.0%	$31,703,531	100.0%
Gross Profit	$18,900,593	51.0%	$17,001,112	53.6%
Operating Expenses	$6,746,644	18.2%	$4,655,727	14.7%
Income from Operations	$12,153,949	32.8%	$12,345,385	38.9%
Other Income (Expenses)	$1,218,201	3.3%	$(22,296)	(0.1)%
Income Tax Expenses	$2,205,267	5.9%	$2,200,648	6.9%
Net Income	$11,166,883	30.1%	$10,122,441	31.9%

Revenue.   All of our revenue is derived from the sale of veterinary healthcare and medical care products in the PRC. For the nine months ended September 30, 2011, we had revenue of $37,086,158 as compared to revenue of $31,703,531 for the nine months ended September 30, 2010, an increase of $5,382,627 or 17.0%. We generate revenue from sales of four product lines: veterinary medications, micro-organism, feed additives, and vaccines.  Selling prices have not changed from the same period last year for most of our past customers.

Revenue — Veterinary Medications. Revenue from sales of our veterinary medications increased by $3,090,363 or 14.6% from $21,095,705 for the nine months ended September 30, 2010 to $24,186,068 for the nine months ended September 30, 2011. The increase was primarily due to improved utilization of manufacturing capacity at our Huxian plant, a better product mix to meet customer demands, increased sales efforts, and the contribution of our Jingzhou plant to our revenue growth in the first half of 2011. The increase in veterinary medications sales contributed the majority or approximately 57.4% of revenue growth for the entire company during the nine months ended September 30, 2011. Of total revenues from veterinary medications during the nine months ended September 30, 2011, approximately 23% of total revenue resulted from the sale of Praziquantel tablets, which treats schistosomiasis.

Revenue — Micro-Organism.   Revenue from sales of our micro-organism products increased by $1,681,981 or 21.3% from $7,892,296 for the nine months ended September 30, 2010 to $9,574,277 during the nine months ended September 30, 2011.  The increase was primarily the result of improved utilization of the micro-organism production capacity at our Huxian plant, improved products, which generated increased sales, and increased sales efforts.

Revenue — Feed Additives.   Revenue from sales of our feed additives product line increased by $430,626 or 32.1% from $1,341,654 for the nine months ended September 30, 2010 to $1,772,280 for the nine months ended September 30, 2011.  The increase was the result of increased demand of our multi-enzyme feed additive products as we continued to develop new products to meet customers’ needs.

Revenue — Vaccines. Revenue from sales of our vaccines increased by $179,657 or 13.1% from $1,373,876 for the nine months ended September 30, 2010 to $1,553,533 for the nine months ended September 30, 2011. We are currently only capable of small-scale production of vaccine products and therefore cannot significantly increase sales until we expand our production capability. We completed the construction of a new vaccine facility at our Huxian plant in 2010. The facility is currently waiting for GMP certification from the Ministry of Agriculture. The Company expects the GMP certification will be completed by June 2012, and we expect to commence production shortly thereafter for large-scale production.

Cost of Sales.  Cost of revenue, which consists of raw materials, direct labor, and manufacturing overhead for our four product lines, was $18,185,565 for the nine months ended September 30, 2011, as compared to $14,702,419 for the nine months ended September 30, 2010, an increase of $3,483,146 or 23.7%, as a result of increased sales and higher raw material costs. For the nine months ended September 30, 2011, raw material costs contributed the majority or approximately 79.7% of total cost of sales, packing material costs contributed approximately 16.8% of total cost of sales, and labor costs contributed approximately 3.5% of total cost of sales. The impact to our gross margins mainly came from higher raw materials costs.

Cost of Sales — Veterinary Medications.   Cost of revenue for our veterinary medications increased by $2,390,506 or 20.0% from $11,970,865 for the nine months ended September 30, 2010 to $14,361,371 for the nine months ended September 30, 2011.  This increase was mainly due to the corresponding increase in sales and higher raw material costs. The increase of costs in veterinary medications sales contributed to the majority or 68.6% of the increase in cost of sales for the entire company during nine months ended September 30, 2011.

Cost of Sales — Micro-Organism.   Cost of revenue for our micro-organism products increased by $632,942 or 30.9%, from $2,050,907 for the nine months ended September 30, 2010 to $2,683,849 for the nine months ended September 30, 2011.  This increase was mainly due to the corresponding increase in sales and higher raw material costs.

Cost of Sales — Feed Additives.   Cost of revenue for our feed additives increased by $431,958 or 80.5% from $536,292 for the nine months ended September 30, 2010 to $968,250 for the nine months ended September 30, 2011.  The increase was primarily due to the corresponding increase in sales and significantly increased raw material costs.

Cost of Sales — Vaccines.   Cost of revenue for our vaccines products increased by $27,740 or 19.2% from $144,355 for the nine months ended September 30, 2010 to $172,095 for the nine months ended September 30, 2011.  This increase was mainly a result of the corresponding increase in sales.

The following table summarizes our operating expense for the nine months ended September 30, 2011 and 2010.

	Nine Months Ended September 30,
	2011		2010
	Amount	% of total revenue	Amount	% of total revenue
Operating Expenses
Research and Development Costs	$2,180,147	5.9%	$444,280	1.4%
Selling Expenses	$2,154,158	5.8%	$1,312,132	4.1%
General and Administrative Expenses	$2,412,339	6.5%	$2,899,315	9.2%
Total Operating Expenses	$6,746,644	18.2%	$4,655,727	14.7%

Research and Development Costs.  Research and development costs, which consist of salaries, professional fees, and technical support fees, totaled $2,180,147 for the nine months ended September 30, 2011, as compared to $444,280 for the nine months ended September 30, 2010, an increase of $1,735,867 or 390.7%.  The increase was due to a significant increase in R&D efforts during the nine months ended September 30, 2011. In addition to continuing to fund existing joint R&D projects with various research institutions, we launched several new in-house R&D projects to develop new veterinary medications during the nine months ended September 30, 2011.

Selling Expenses.  Selling expenses, which consist of commissions, advertising and promotion expenses, freight charges, and salaries, totaled $2,154,158 for the nine months ended September 30, 2011 as compared to $1,312,132 for the nine months ended September 30, 2010, an increase of $842,026 or 64.2%.  This increase is primarily a result of significantly increased shipping and handling costs related to delivering our products to customers. Shipping and handling costs totaled $1,381,276 and $678,224 during the nine months ended September 30, 2011 and 2010, respectively.  Increased labor costs for sales staff and higher travel costs also contributed to the increase in selling costs.

General and Administrative Expenses.  General and administrative expenses totaled $2,412,339 for the nine months ended September 30, 2011, as compared to $2,899,315 for the nine months ended September 30, 2010, a decrease of $486,976 or 16.8%.  The higher G&A expense in 2010 was mainly due to the asset acquisition costs related to the purchase of our Jingzhou facility, which was completed in August 2010.

Liquidity

For the nine months ended September 30, 2011, cash used in operating activities was $2,800,257 compared to $2,561,113 for the same period in 2010. The major operating activities that provided cash during the nine months ended September 30, 2011 were net income of $11,166,883, an increase in tax payable of $4,234,408, and an increase in accounts payable of $1,073,204. The major operating activities that used cash during the nine months ended September 30, 2011 were an increase in deposits and prepaid expenses of $8,746,398, a build-up in inventory that used $6,890,055, an increase in accounts receivable of $4,566,868, and a change in fair value of warrant/purchase option liability of $1,267,412.

Based on our research and feedback from the market, we believe the current inflationary pressure will continue to build in 2011, and cost of raw materials will continue to escalate.  We accumulated more inventory than in the past to ensure the supply of raw materials at lower cost levels and to protect our profit margins from being eroded by escalated inflation. As a result, the negative impact to the gross margins from the cost increases of raw materials has been relatively moderate for the nine months ended September 30, 2011.  However, if the government is unsuccessful in reining in inflation, there may be greater negative impact to our gross margins from cost increases of raw materials in the future. As of September 30, 2011, we had approximately 51 suppliers that we made advances to in order to secure our raw material needs and to obtain favorable pricing.  We will continue to closely manage these advances to balance the need for lower materials cost and sufficient cash flow.

Cash provided by investing activities for the nine months ended September 30, 2011 was $390,644, as compared to cash used in investing activities of $8,432,535 for the nine months ended September 30, 2010. Cash provided by investing activities for the nine months ended September 30, 2011 was primarily the result of collection of loans made to third parties of $11,054,921.  Cash used in investing activities for the nine months ended September 30, 2011 was primarily the result of payment on construction-in-progress of $7,316,494and loans made to third parties of $2,885,501.

Cash provided by financing activities for the nine months ended September 30, 2011was $238,636, as compared to cash provided by financing activities of $1,323,462 for the nine months ended September 30, 2010. Cash provided by financing activities for the nine months ended September 30, 2011 was primarily the result of short-term loans of $3,277,016. Cash used in financing activities for the nine months ended September 30, 2011 was primarily the result of repayment of short-term loans of $3,043,340.

As of September 30, 2011, we had cash of $3,783,152. Our total current assets were $56,030,031, and our total current liabilities were $14,110,956, which resulted in a net working capital of $41,919,075.

Capital Resources

We borrowed $3,277,016 in short-term loans and repaid $3,043,340 during the nine months ended September 30, 2011. Considering our existing working capital position and our ability to access debt funding sources, we believe we have sufficient capital to support our ongoing operations.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
R&D Project Obligation	$1,286,443	$1,286,443	$-	$-	$-
Operating Lease Obligations	298,719	26,597	157,525	78,915	35,682
Government Grant Obligation	618,800	-	618,800	-	-
Total	$2,203,962	$1,313,040	776,325	78,915	35,682

In addition to the contractual obligations listed above, we have a future registered capital commitment related to our newly created subsidiary Skystar Kunshan, located in Kunshan, Jiangsu province, China. Skystar Kunshan has a registered capital of $15,000,000, of which we invested $2,250,000 in cash. The remaining $12,750,000 of capital must be invested prior to May 7, 2012. We also made prepayments in an effort to acquire assets in a micro-organism manufacturing facility in Kunshan. As of September 30, 2011, the asset acquisition of Kunshan facility was completed. We are in the process of getting the government’s approval to transfer the asset purchased to satisfy some of our registered capital commitment. As of the date of this report, we have not received the approval.

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

The exchange rates used to translate amounts in RMB into US Dollar for the purposes of preparing the consolidated financial statements or otherwise stated in this MD&A were as follows:

	September 30, 2010	December 31, 2010	September 30, 2011
Assets and liabilities	1 RMB = 0.14970 USD	1 RMB = 0.15170 USD	1 RMB = 0.15650 USD
Statements of operations and cash flows for the period/year ended	1 RMB = 0.14710 USD	1 RMB = 0.14794 USD	1 RMB = 0.15414 USD

Inflation

Although China's consumer inflation dipped to 6.1% in September, inflation is still close to the three year peak of 6.5% hit in July and we continue to see inflation pressures building in China. For the nine months ended September 30, 2011, we were able to secure favorable pricing by prepaying for major components to certain suppliers to lock in prices ahead of time. As a result, we did not experience as much cost pressure as evidenced in the spot market prices of the raw materials. However, we are seeing the rising costs of raw materials gradually starting to impact our margins, as evidenced by the moderate decrease in gross margins from 53.6% for the nine months ended September 30, 2010 to 51.0% for the nine months ended September 30, 2011. We anticipate the inflationary pressures will continue for the rest of 2011. We are taking actions to minimize the negative impact of cost increases that erode our profit margin and monitor the situation closely. We are continuing the practice of prepayments to suppliers. We are also taking steps to improve the production process to reduce raw material waste, optimize product mix to meet market demand and improve profitability, increase R&D efforts to develop new and profitable products, and identify new suppliers with better terms on the supply of raw materials.

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

As of September 30, 2011, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).

Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, our disclosure controls and procedures were ineffective due to an ongoing material weakness related to the lack of accounting and internal audit personnel with an appropriate level of knowledge, experience, and training in the application of U.S. GAAP. We have initiated a plan and are taking steps to implement the following measures to remediate this material weakness:

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Andrew Chien v. Skystar Bio-Pharmaceutical Company, et. al. (U.S. District Court, District of Connecticut, Case No. 3:2007cv00781). In or around May 2007, Andrew Chien filed suit against the Company, R. Scott Cramer, Steve Lowe, David Wassung and Weibing Lu in United States District Court for the District of Connecticut, alleging causes of action for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  On July 17, 2008, in a decision that is now published, the court granted defendants’ motion to dismiss and subsequently dismissed the lawsuit, entering judgment on behalf of the defendants.  Chien appealed the dismissal.  Defendants filed a post-judgment motion for sanctions against Chien.  On February 5, 2009, the court found the action filed by Chien to have been frivolous, and to have constituted a “substantial” violation of Rule 11, and imposed monetary sanctions on both Chien and his former attorney.  Chien appealed the award of sanctions.  All appeals, including the one referenced below concerning Chien’s second lawsuit, were subsequently consolidated.  The Court of Appeals issued a Mandate upholding the decision granting defendant’s motion to dismiss and found that the District Court did not “abuse its discretion” in issuing sanctions against Chien in light of the circumstances and facts on record.  This Mandate was entered on or about November 8, 2010.

Andrew Chien v. Skystar Bio-Pharmaceutical Company, et. al. (formerly Superior Court, State of Connecticut, Case No. NNH-CV-09-5025938-S, now U.S. District Court, District of Connecticut, Case No. 3:09-CV-00149 (MRK)). Andrew Chien, proceeding pro se (i.e., he represented himself without an attorney), filed another lawsuit against the Company, R. Scott Cramer, Steve Lowe, David Wassung and Weibing Lu in Connecticut Superior Court (which was removed to U.S. District Court), alleging causes of action similar to those alleged in his federal complaint described above as well as state law causes of action.  The court held that all claims asserted against the defendants were barred and failed to state a claim on a multiplicity of grounds, including on the basis of res judicata.  Defendants filed a second Motion for Sanctions under Rule 11 and the PSLRA, which was granted.  Chien appealed the dismissal.  The Court of Appeals for the Second Circuit consolidated all of Chien’s appeals from both of his lawsuits.   On November 8, 2010, the Court of Appeals affirmed the dismissals and the awards of sanctions.  On January 22, 2011, Chien filed a petition with the Supreme Court of the United States, appealing the lower court’s ruling. The Supreme Court denied review of the petition.

Andrew Chien v. Skystar Bio-Pharmaceutical Company, et. al. (formerly Superior Court, State of Connecticut, now U.S. District Court, District of Connecticut, Case No. 3:11-CV-1387 (MRK)).  Andrew Chien, again proceeding pro se, commenced another lawsuit against the Company, Scott Cramer, Steve Lowe, David Wassung, Weibing Lu, Weinberg & Company, P.A., Moore Stephens Wirth Frazer & Torbet, LLP, Frazer Frost, LLP, Crowe Horwath LLP, Richardson & Patel LLP, Kevin K. Leung, Harvey Kesner, and Jody M. Borrelli alleging the same facts and circumstances as set forth in the above two matters, although adding the aforementioned accountants and lawyers as defendants to the claims.  The matter was commenced on August 8, 2011, and shortly thereafter removed to U.S. District Court.  Thereafter, on October 5, 2011, the court dismissed the entire action as to all defendants.

ITEM 6. EXHIBITS

Exh. No.	Description
3.1	Articles of Incorporation, as amended (2)

3.2	Bylaws, as amended (1)

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q/A shall be deemed “furnished” and not “filed.”

(1)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on July 15, 2008.

(2)	Incorporated by reference from Registrant’s Quarter Report on Form 10-Q filed on November 15, 2010.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKYSTAR BIO-PHARMACEUTICAL COMPANY

November 14, 2011	By:	/s/ Weibing Lu
Weibing Lu
Chief Executive Officer
(Principal Executive Officer)

November 14, 2011	By:	/s/ Bing Mei
Bing Mei
Chief Financial Officer
(Principal Financial and Accounting Officer)