Form 10-K
period 2011-12-31
SKYSTAR BIO-PHARMACEUTICAL CO
filed 2012-03-30
CIK 1076939

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number: 001-15643

SKYSTAR BIO-PHARMACEUTICAL COMPANY

(Exact name of registrant as specified in its charter)

Nevada	33-0901534
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

4/F, Building B, Chuangye Square, No. 48 Keji Rd
Gaoxin District, Xi’an, Shaanxi Province, P.R.
China	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (8629) 8819-3188

Securities registered pursuant to Section 12(b) of the Act:

Common Stock $0.001 Par Value	NASDAQ Capital Market
(Title of Each Class)	(Name of Each Exchange on Which Registered )

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☑

As of June 30, 2011, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $18.9 million based on a closing price of $3.17 per share of common stock as reported on the NASDAQ Stock Market on such date.

On March 9, 2012, we had 7,161,919 shares of common stock issued and outstanding.

Documents Incorporated By Reference

Portions of the proxy statement for the 2011 annual meeting of shareholders to be filed within 120 days of the end of the fiscal year ended December 31, 2011, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

TABLE OF CONTENTS

TO ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED DECEMBER 31, 2011

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

On May 7, 2010, Fortunate Time formed Skystar Biotechnology (Kunshan) Co., Limited (“Skystar Kunshan”) in Kunshan, Jiangsu province, China with registered capital of $15,000,000, of which $2,250,000 was paid by Fortunate Time in cash, and of which the remaining $12,750,000 is due by May 7, 2012. Kunshan was formed in connection with an acquisition of assets to meet part of the registered capital requirements, and was intended to be a micro-organism manufacturing facility for the Company once the acquisition was complete. The asset acquisition was completed in September 2011, and the Company is in the process of transferring the assets acquired to meet part of the registered capital requirements.

On August 11, 2010, Sida became the parent company of Skystar Biotechnology (Jingzhou) Co., Limited (“Skystar Jingzhou”), a company established in Jingzhou, Hubei Province, China on February 5, 2010, with registered capital of approximately $3.8 million (RMB 26,000,000), of which approximately $3.5 million (RMB 23,480,000) has been paid. The remaining approximately $396,650 (RMB 2,520,000) is required to be invested by April 6, 2012. Skystar Jingzhou started production in the third quarter of 2010.

Our current organizational structure is as follows (the percentages depict the current equity interests):

Current Developments

On March 15, 2011, Xi’an Tianxing formed Xi’an Sikaida Bio-products Co., Ltd. (“Xi’an Sikaida”) with registered capital of $1,574,000 (RMB 10,000,000) paid by Xi’an Tianxing.

Hereinafter, Skystar, Skystar Cayman, Fortunate Time, Sida, Xi’an Tianxing, Skystar Kunshan, Kunshan Sikeda, Skystar Jingzhou, Shanghai Siqiang, and Xi’an Sikaida are sometimes collectively referred to as the “Company.”

Nasdaq Delisting Matters

On January 12, 2012, the Company received staff determination from the Nasdaq Stock Market (“Exchange”) indicating that since the Company did not hold its annual shareholder meeting by December 31, 2011, the Company was not in compliance with Nasdaq Listing Rule 5620(a) and (b) relating to the time frame of and proxy solicitation in connection with annual shareholder meetings and, therefore, the Exchange staff determined to initiate proceedings to delist the Company’s securities from Nasdaq at the open of business on January 23, 2012. On March 1, 2012, the Company attended an oral hearing before the Exchange Listing Panel to appeal the staff delisting determination. On March 26, 2012, the Company received a letter from the Nasdaq Listing Qualifications Panel informing the Company that the Panel has determined to grant the request of Skystar to remain listed on the Exchange, subject to the condition that by April 28, 2012, Skystar provides evidence that it has held its 2011 annual shareholder meeting. In the event the Company is unable to hold such meeting or hold the meeting within the said timeframe, its securities may be delisted from the Exchange, in which event the Company would seek to cause them be quoted in over the counter markets, which may result in a substantially less liquid market for the securities.

Our Products

We have four major product lines:

1.	Our micro-organism products line includes over 16 products and accounted for 26.8% of our revenue in 2011.

2.	Our veterinary medicine line for poultry and livestock includes over 245 products and accounted for 64.0% of our revenue in 2011.

3.	Our feed additives line includes over 16 products and accounted for 4.8% of our revenue in 2011.

4.	Our bio-pharmaceutical veterinary vaccine line includes over 10 products and accounted for 4.4% of our revenue in 2011.

Industry and Market Overview

With the rapid development of the husbandry and aquaculture industries, China’s veterinary drug industry has a broad market outlook. Since 2000, with the steady development of animal husbandry in China, China's veterinary drug industry has entered a fast-growing period. Especially since 2005, annual output value of veterinary drugs grew at compound annual growth rate of 15%, which is much higher than the growth rate in developed countries and other developing courtiers over the same period. According to the research by industry expert, China's veterinary medicine output value in 2012 is expected to reach RMB 37.5-41.0 billion or approximately $5.9-$6.5 billion, the highest value in its history. However, the growth of China's veterinary drug industry is largely attached to the development of China's animal husbandry industry. Although the overall trend of development of animal husbandry in China is progressive and promising, there were some unstable periods during recent years due to the impact of food prices, labor costs, land supply, disease hazards, distribution cost, safety of animal products and many other factors and this phenomenon could continue to exist for a long period of time.

Distribution Methods of Our Products and Our Customers

As of December 31, 2011, we had over 3,846 customers in 29 provinces in China, including 2,761 distributors and 1,085 direct customers.  Of the 2,761 distributors, 360 are physical stores that have outer signage with our logo and sell products from our four product lines exclusively that are known as “franchise distributors.”

We recognize the importance of branding as well as packaging. All of our products have uniform branding while being specifically designed to also differentiate our four product lines.

We conduct promotional marketing activities within the provinces we operate to publicize and enhance our image as well as to reinforce the recognition of our brand name, including:

•	publishing advertisements and articles in national as well as specialized and provincial newspapers, magazines, and in other media, including the Internet;

•·	participating in national meetings, seminars, symposiums, exhibitions for bio-pharmaceutical and other related industries;

•	organizing cooperative promotional activities with distributors; and

•	sending direct mail to major farms.

None of our customers accounted for 10% or more of our total revenues in 2011.

Competition

Before the implementation of Good Manufacturing Practices (GMP) Standard in 2005, there are more than 2,600 veterinary drug companies in China. At present, there are approximately between 1,740 and 1,750 GMP certified veterinary drug companies in China, of which there are 9 companies have more than $31 million (RMB 200 million) of annual output, 22 companies have more than $15 million (RMB 100 million) of annual output, 60 companies have more than $8 million (RMB 50 million) of annual output, and more than 300 companies have more than $2 million (RMB 10 million) of annual output. We are one of the leading providers and distributors of veterinary healthcare and medical care products in China. In general, we have two major competitors in China – Qilu Animal Health Production Co., Ltd. and Zhongmu Industrial Joint Stock Co., Ltd. Both companies have more assets and have a larger market share. Individually, Qilu Animal Health Production Co., Ltd. Zhongmu Industrial Joint Stock Co., Ltd. and Guangdong VTR Bio-Tech Co., Ltd are our primary competitors in the sectors of micro-organism and feed additives products. Qilu Animal Health Production Co., Ltd. and Zhongmu Industrial Joint Stock Co., Ltd. are our primary competitors in the sector of veterinary medicine products. Xinjiang Tecon Animal Husbandry Bio-technology Co., Ltd. and Inner Mongolia Jinyu Group Stock Company are our primary competitors in the sector of veterinary vaccine products. We believe we are able to compete with these competitors because of our quick response to market demand, a full range of product offerings, quality customer service, and competitive prices. Other than these named competitors, most of our other competitors are privately held and vary greatly in scale of operations.

Sources and Availability of Raw Materials and Our Principal Suppliers

Xi’an Zhongsen Pharmaceuticals., Ltd, Xi’an Yanghua Chemical Co., Ltd., Xi’an Fandike Chemical Technology Co., Ltd., Xi’an Nanchen Trading Co., Ltd., and Xi’an Chenyue Trading Co., collectively supplied over 61% of the raw materials we used to manufacture our products in 2011.  We design, create prototypes for, and manufacture our products at our facilities located at Xi’an city, Shaanxi Province, China and Jingzhou, Hubei province, China.  Our principal raw materials include various chemical compounds including dexamethasone sodium phosphate (a glucocorticoid with anti-inflammatory property), stachyose (a tetrasaccharide found naturally in many vegetables), and thiamphenicol (an antibiotic).  We also use Chinese herbs such as Huoxiang (Patchouly), Huanglian (Chinese Goldthread), and Zhang Red Flowers as raw materials, which are supplied to us by Wan Shou Bei Lu Zhong Kui Cao Yao Xing.  None of our products requires any raw materials that are scarce, and our raw materials generally are readily available from a wide range of sources.  Accordingly, we do not have any continuing or long-term supply agreements with any of these suppliers, and purchase our raw materials from them on a per purchase order basis.  The prices for these raw materials are nevertheless subject to market forces largely beyond our control, including energy costs, organic chemical feedstock, market demand, and freight costs.  The prices for these raw materials have varied significantly in the past and may vary significantly in the future.

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

We intend to seek other licenses or apply for exclusivity as necessary in order to protect our rights, and we also enter into confidentiality, non-compete and invention assignment agreements with our employees and consultants and nondisclosure agreements with third parties.  Skywing, Stardove and the Chinese characters that transliterate as “Jia Teng Jun,” “Hao Shou Yi,” “Lan Yuan Kang”, “Bao Li Jian”, “Bi Ke Ting” are our registered trademarks in the PRC.

Bio-pharmaceutical companies are at times involved in litigation based on allegations of infringement or other violations of intellectual property rights.  Furthermore, the application of laws governing intellectual property rights in China and abroad is uncertain and evolving and could involve substantial risks to us.

Approved Drugs and Veterinary Products – Xi’an Tianxing

Xi’an Tianxing is approved by the Chinese Ministry of Agriculture for the manufacturing and distribution of 100 types of veterinary drugs.  Such approvals certify Xi’an Tianxing’s products as conforming to government-mandated standards.  The approvals are issued for a period of 5 years and may be renewed 6 months prior to their expiration date.  The 100 veterinary drugs and their approval numbers are listed below:

Veterinary Drug Products	Approval Number
Diclazuril Premix (0.2%)	Veterinary Drug (2007) 270261140
Metamizole Sodium Injection	Veterinary Drug (2007) 270261152
Antondine Injection	Veterinary Drug (2007) 270261160
Mequindox Injection (10ml:0.5g)	Veterinary Drug (2007) 270261174
Praziquantel Tablets	Veterinary Drug (2007) 270261174
Amoxicillin Soluble Powder	Veterinary Drug (2007) 270261199
Kanamycin Sulfate Injection	Veterinary Drug (2007) 270261211
Salinomycin Sodium Premix	Veterinary Drug (2007) 270261379
Vitamin B1 Injection	Veterinary Drug (2007) 270261389
Erythromycin Thiocyanate Soluble Powder	Veterinary Drug (2007) 270261492
Gentamycin Sulfate Injection	Veterinary Drug (2007) 270261507
Compound Sulfamethoxydiazine Sodium Injection	Veterinary Drug (2007) 270261608
Compound Sulfamethoxazole Tablets	Veterinary Drug (2007) 270261612
Sulfamonomethoxine Sodium Injection	Veterinary Drug (2007) 270261616
Sulfadiazine Sodium Injection	Veterinary Drug (2007) 270261634
Pefloxacin Mesylate Granules	Veterinary Drug (2007) 270262042
Avermectin Powder	Veterinary Drug (2007) 270262066
Compound Amoxicillin Powder	Veterinary Drug (2007) 270262092
Florfenicol Powder	Veterinary Drug (2007) 270262110
Ofloxacin Tablets	Veterinary Drug (2007) 270262123
Ofloxacin Soluble Powder	Veterinary Drug (2007) 270262124
Ofloxacin Injection	Veterinary Drug (2007) 270262126
Ciprofloxacin Hydrochloride Soluble Powder	Veterinary Drug (2007) 270262159
Ciprofloxacin Hydrochloride Injection	Veterinary Drug (2007) 270262160
Enrofloxacin Injection	Veterinary Drug (2007) 270262518
Diclazuril Premix (5%)	Veterinary Drug (2007) 270262528
Dexamethasone Sodium Phosphate Injection	Veterinary Drug (2007) 270262530
Norfloxacin Nicotinate Injection	Veterinary Drug (2007) 270262593
Spectinomycin Hydrochloride and Lincomycin Hydrochloride Soluble Powder	Veterinary Drug (2007) 270262602
Lincomycin Hydrochloride Injection (10ml:0.3g)	Veterinary Drug (2007) 270262614
Lincomycin Hydrochloride Injection (10ml:1.5g)	Veterinary Drug (2007) 270262616
Thiamphenicol Powder	Veterinary Drug (2007) 270262722
Apramycin Sulfate Soluble Powder	Veterinary Drug (2007) 270262745
Gentamycin Micronomicin Sulfate Injection (10 ml:100,000 parts)	Veterinary Drug (2007) 270262751
Gentamycin Micronomicin Sulfate Injection (10ml: 200,000 parts)	Veterinary Drug (2007) 270262752
Neomycin Sulfate Soluble Powder	Veterinary Drug (2007) 270262755
Colistin Sulfate Soluble Powder	Veterinary Drug (2007) 270262758
Vitamin C Injection	Veterinary Drug (2007) 270262795
Compoumd Vitamin B Injection	Veterinary Drug (2007) 270264572
Mequindox Injection (10ml:0.2g)	Veterinary Drug (2007) 270264644
Gongying San	Veterinary Drug (2007) 270265028
Mubin Xiaohuang San	Veterinary Drug (2007) 270265035
Zhili San	Veterinary Drug (2007) 270265037
Baitouweng San	Veterinary Drug (2007) 270265053
Fuzheng Jiedu San	Veterinary Drug (2007) 270265076
Quchong San	Veterinary Drug (2007) 270265089
Feizhucai	Veterinary Drug (2007) 270265100
Yujin San	Veterinary Drug (2007) 270265102
Baotai Wuyou San	Veterinary Drug (2007) 270265111
Jingfang Baidu San	Veterinary Drug (2007) 270265127
Jianji San	Veterinary Drug (2007) 270265133
Jianwei San	Veterinary Drug (2007) 270265134
Xiaoji San	Veterinary Drug (2007) 270265146
Yimu Shenghua San	Veterinary Drug (2007) 270265148
Tongru San	Veterinary Drug (2007) 270265156
Qingfei Zhike San	Veterinary Drug (2007) 270265157

Qingshu San	Veterinary Drug (2007) 270265162
Qingwen Baidu San	Veterinary Drug (2007) 270265165
Danjibao	Veterinary Drug (2007) 270265171
Huanglian Jiedu San	Veterinary Drug (2007) 270265178
Houyanjing San	Veterinary Drug (2007) 270265179
Chulijing	Veterinary Drug (2007) 270265192
Fenbendazole Powder	Veterinary Drug (2008) 270261189
Enrofloxacin Injection (10ml:250mg)	Veterinary Drug (2008) 270261295
Gentamycin Sulfate Injection (10ml:0.2g)	Veterinary Drug (2008) 270261506
Sulfaquinoxaline Sodium Soluble Powder (10%)	Veterinary Drug (2008) 270261624
Sulfathiazole Sodium Injection	Veterinary Drug (2008) 270261645
Danofloxacin Mesylate Injection	Veterinary Drug (2008) 270262033
Danofloxacin Mesylate Powder	Veterinary Drug (2008) 270262036
Pefloxacin Mesylate Soluble Powder	Veterinary Drug (2008) 270262040
Kitasamycin Premix	Veterinary Drug (2008) 270262043
Ciprofloxacin Lactate Soluble Powder	Veterinary Drug (2008) 270262073
Promethazine Hydrochloride Injection	Veterinary Drug (2008) 270262126
Lomefloxacin Hydrochloride Soluble Powder	Veterinary Drug (2008) 270262166
Lomefloxacin Hydrochloride Injection	Veterinary Drug (2008) 270262169
Norfloxacin Nicotinic Soluble Powder	Veterinary Drug (2008) 270262178
Florfenicol Injection	Veterinary Drug (2008) 270262546
Sulfaquinoxaline Sodium Soluble Powder (5%)	Veterinary Drug (2008) 270262580
Lincomycin Hydrochloride Soluble Powder	Veterinary Drug (2008) 270262620
Pefloxacin Mesylate Injection	Veterinary Drug (2008) 270262665
Sulfachloropyrazin Sodium Soluble Powder	Veterinary Drug (2008) 270262703
Tylosin Tartrate Soluble Powder	Veterinary Drug (2008) 270262731
Berberine Sulfate Injection	Veterinary Drug (2008) 270264595
Xiaochaihu San	Veterinary Drug (2008) 270265018
Shengru San	Veterinary Drug (2008) 270265051
Bailong San	Veterinary Drug (2008) 270265055
Longdan Xiegan San	Veterinary Drug (2008) 270265057
Qumai San	Veterinary Drug (2008) 270265067
Fangji San	Veterinary Drug (2008) 270265072
Buzhong Yiqi San	Veterinary Drug (2008) 270265082
Shenling Baishu San	Veterinary Drug (2008) 270265093
Xiaoshi Pingwei San	Veterinary Drug (2008) 270265145
Yinqiao San	Veterinary Drug (2008) 270265172
Maxing Shigan San	Veterinary Drug (2008) 270265174
Cuiqing San	Veterinary Drug (2008) 270265188
Huoxiang Zhengqi San	Veterinary Drug (2008) 270265200
Qibu San	Veterinary Drug (2008) 270265220
Ivermectin Premix	Veterinary Drug (2009) 270263059
Feizhu San	Veterinary Drug (2009) 270265101
Tilmicosin Premix	Veterinary Drug (2010) 270262263

Approved Drugs and Veterinary Products - Skystar Jingzhou

Skystar Jingzhou is currently waiting for the Ministry of Agriculture to renew the approvals of its 15 veterinary products for manufacturing and distribution.  The product names that were submitted to Ministry of Agriculture for renewal are listed below.

Veterinary Drug Products	Approval Number
Metamizole Sodium Injection(10ml : 3g)	TBD
Albendazol Tablets(25mg)	TBD
Enrofloxacin Solution(100ml : 5g)	TBD
Levamisole Hydrochloride Tablets(50mg)	TBD
Sulfaquinoxaline Sodium Soluble Powder(100g : 10g)	TBD

Sulfachlorpyrazine Sodium Soluble Powder(100g : 30g)	TBD
Ciprofloxacin Lactate Soluble Powder(100g : 2g)	TBD
Norfloxacin Nicotinic Injection(10ml:0.2g)	TBD
Vitamin C Injection(10ml : 1g)	TBD
Mequindox Injection(10ml:0.2g)	TBD
Baitouweng San	TBD
Duowei Jianwei San	TBD
Jingfang Baidu San	TBD
Qingwen Baidu San	TBD
Cuiqing San	TBD

Skystar Jingzhou is also waiting for the Ministry of Agriculture to approve its application for manufacturing and distribution of its 17 new veterinary products.  The product names that were submitted to Ministry of Agriculture for approval are listed below.

Veterinary Drug Products	Approval Number
Vitamin B complex soluble powder	TBD
Fluorophenyl Nepalese test powder	TBD
Praziquantel tablets	TBD
Concentrated solutions of glutaraldehyde	TBD
Righting detoxifying herbal powder	TBD
Huanglianjiedu scattered	TBD
Heat dispersion	TBD
Insecticide scattered	TBD
Addition and subtraction eliminate yellow scattered	TBD
Norfloxacin powder	TBD
Enrofloxacin powder	TBD
Fluorophenyl Nepalese test powder	TBD
Sodium percarbonate	TBD
Povidone-iodine solution, 5%	TBD
Povidone iodine solution 10%	TBD
Mebendazole solution	TBD
Benzalkonium bromide solution	TBD

Government Approval and Regulation of our Principal Products or Services

Government approval is required for the production of bio-pharmaceutical products.  The Chinese Ministry of Agriculture has granted Xi’an Tianxing three government permits to produce the following products: Forage Additive Products, Additive and Mixed Forage Products, and Veterinary Medicine Products.  For the production of the veterinary medicine, there is a national standard known as the Good Manufacturing Practice (“GMP”) standard. A company must establish its facility according to GMP standards, including both the facility and the production process.  After establishing such facility, the company files an application to operate the facility with the PRC Ministry of Agriculture, which then sends a team of specialists to conduct an on-site inspection of the facility.  A company cannot start production at the facility until it receives approval from the Ministry of Agriculture to begin operations.  The Chinese Ministry of Agriculture has also granted Skystar Jingzhou the government permit to produce veterinary medicine products. As of December 31, 2011, both Xi’an Tianxing and Skystar Jingzhou have the requisite approvals and licenses from the Ministry of Agriculture in order to operate our production facilities.

Research and Development

We place great emphasis on product research and development, and we work closely with two research institutes in the veterinary science field.

With Shanghai Poultry Verminosis Institute, which is a part of the Chinese Academy of Agricultural Sciences, we jointly established the Skystar Research and Development Center in Shanghai.  We are working on the following projects at this research center:

•	Development of new products for animal immunization by employing new technologies in micro-organism and bacterium. In cooperation with the Institute, we expect to be placing greater resources into our research and development of toxoid, multivalent inactivated vaccines, and attenuated live vaccine, which we believe will gradually replace traditional chemical drugs and greatly impact the animal vaccination industry.

•	Development of veterinary medicines for pets. We believe that markets for pet-related products, including vaccines, have been experiencing growth at a rate reflective of the growth rate for the general economy in China. We believe that this niche market is being overlooked by local manufacturers. To take advantage of this opportunity, we have over 20 products of veterinary medicines for pets that are in the course of development. These products are not currently in the market.

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

During the first quarter of 2008, Xi’an Tianxing contracted with Northwestern Agricultural Technology University to jointly work on an R&D project concerning the application of nano-technology in the prevention of major milk cow disease.  The project reached trial stage in March 2009 and remains in progress as of December 31, 2011. We have submitted application and expect to obtain veterinary permits for the new product some time in 2012.

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

During the first quarter of 2011, Xi’an Tianxing contracted with the Fourth Military Medical University to jointly work on an R&D project to develop new treatment and diagnosis method for Mycoplasmal pneumonia of swine. During the second quarter of 2011, Xi’an Tianxing launched four new R&D projects to develop ceftiofur sodium for injection (powder for injection), a sulfuric acid injection neostigmine, dexamethasone sodium phosphate injection, and houttuynia preparation of compound application in weaning piglets. In addition, the Company also launched various in house R&D projects in 2011 on veterinary products formula adjustment, pet drug development and fermentation engineering design and development.

In 2011, we spent $2,814,328, or approximately 5.3%, of our revenue on R&D.    In 2010, we spent $684,778, or approximately 1.4%, of our revenue on R&D.

Employees

As of December 31, 2011, we have 320 employees, of which 137 employees are production personnel, 72 employees are sales personnel, 24 employees are research and development personnel, and 87 employees are administrative personnel. None of our employees are covered by collective bargaining agreements. We consider our relationships with our employees to be good. We also employ consultants on an as needed basis.

ITEM 1A. RISK FACTORS

Our business involves a number of risks, many of which are beyond our control. The risks and uncertainties described below could individually or collectively have a material adverse effect on our business, assets, profitability or prospects. While these are not the only risks and uncertainties we face, management believes that the more significant risks and uncertainties are as follows:

Risks Relating to Our Business

Our relatively limited operating history makes it difficult to evaluate our future prospects and results of operations.

We have a relatively limited operating history. Xian Tianxing, the variable interest entity through which we operate the majority of our business, commenced operations in 1997 and first achieved profitability in the quarter ended September 30, 1999. We acquired the Jingzhou plant and related assets through bankruptcy court and started production in the third quarter of 2010 after the asset acquisition was completed in August of 2010.  We completed Kunshan micro-organism plant’s asset acquisition in September 2011. The Kunshan facility is currently under facility renovation and equipment installation, tooling and testing; thus the facility is not operational at this point. Accordingly, you should consider our future prospects in light of the risks and uncertainties typically experienced by companies such as ours in evolving industries such as the bio-pharmaceutical industry in China. Some of these risks and uncertainties relate to our ability to:

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

Our securities are listed on the Nasdaq Stock Exchange under a listing exception and may be subject to delisting in the event the Company does not comply with the Nasdaq approved plan of compliance

On January 12, 2012, the Company received staff determination from the Nasdaq Stock Market (“Exchange”) indicating that since the Company did not hold its annual shareholder meeting by December 31, 2011, the Company was not in compliance with Nasdaq Listing Rule 5620(a) and (b) relating to the time frame of and proxy solicitation in connection with annual shareholder meetings and, therefore, the Exchange staff determined to initiate proceedings to delist the Company’s securities from Nasdaq at the open of business on January 23, 2012. On March 1, 2012, the Company attended an oral hearing before the Exchange Listing Panel to appeal the staff delisting determination. On March 26, 2012, the Company received a letter from the Nasdaq Listing Qualifications Panel informing the Company that the Panel has determined to grant the request of Skystar to remain listed on the Exchange, subject to the condition that by April 28, 2012, Skystar provides evidence that it has held its 2011 annual shareholder meeting. In the event the Company is unable to hold such meeting or hold the meeting within the said timeframe, its securities may be delisted from the Exchange, in which event the Company would seek to cause them be quoted in over the counter markets, which may result in a substantially less liquid market for the securities.

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

Other companies may independently develop similar products and design around any patented products we develop. We cannot assure you that:

•	any of our patent applications will result in the issuance of patents;
•	we will develop additional patentable products;

•	patents we have been issued will provide us with any competitive advantages;
•	the patents of others will not impede our ability to do business; or

•	third parties will not be able to circumvent our patents.

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

In order to comply with Chinese laws limiting foreign ownership of Chinese bio-pharmaceutical companies, we conduct our bio-pharmaceutical business primarily through Xian Tianxing by means of contractual arrangements. If the Chinese government determines that these contractual arrangements do not comply with applicable regulations, our business could be adversely affected.

The Chinese government restricts foreign investment in bio-pharmaceutical businesses in China. Accordingly, we operate our business in China primarily through Xian Tianxing, a Chinese joint stock company. Xian Tianxing holds the licenses and approvals necessary to operate our bio-pharmaceutical business in China. We have contractual arrangements with Xian Tianxing and its stockholders that allow us to substantially control Xian Tianxing. We cannot assure you, however, that we will be able to enforce these contracts.

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

Because we rely on the consulting services agreement with Xian Tianxing for the majority of our revenue, the termination of this agreement will severely and detrimentally affect our continuing business viability under our current corporate structure.

We are a holding company and do not have any assets or conduct any business operations. As a result, we currently rely for our revenues primarily on dividend payments from Sida after it receives payments from Xian Tianxing pursuant to the consulting services agreement which forms a part of the contractual arrangements between Sida and Xian Tianxing. The consulting services agreement may be terminated by written notice of Sida or Xian Tianxing in the event that: (a) one party causes a material breach of the agreement, provided that if the breach does not relate to a financial obligation of the breaching party, that party may attempt to remedy the breach within 14 days following the receipt of the written notice; (b) one party becomes bankrupt, insolvent, is the subject of proceedings or arrangements for liquidation or dissolution, ceases to carry on business, or becomes unable to pay its debts as they become due; (c) Sida terminates its operations; (d) Xian Tianxing’s business license or any other license or approval for its business operations is terminated, cancelled or revoked; or (e) circumstances arise which would materially and adversely affect the performance or the objectives of the agreement. Additionally, Sida may terminate the consulting services agreement without cause. Because neither we nor our direct and indirect subsidiaries own equity interests of Xian Tianxing, the termination of the consulting services agreement would sever our ability to continue receiving payments from Xian Tianxing under our current holding company structure. While we are currently not aware of any event or reason that may cause the consulting services agreement to terminate, we cannot assure you that such an event or reason will not occur in the future. In the event that the consulting services agreement is terminated, this may have a severe and detrimental effect on our continuing business viability under our current corporate structure, which in turn may affect the value of your investment.

Members of Xian Tianxing’s management have potential conflicts of interest with us, which may adversely affect our business and your ability for recourse.

Weibing Lu, our Chief Executive Officer, is also the Chief Executive Officer and Chairman of the Board of Directors of Xian Tianxing. Mr. Wei Wen, who is Xian Tianxing’s Vice-General Manager and Director, is a member of Skystar’s board of directors. Conflicts of interests between their respective duties to our company and Xian Tianxing may arise. As our directors and executive officer (in the case of Mr. Lu), they have a duty of loyalty and care to us under U.S. and Cayman Islands law when there are any potential conflicts of interests between our company and Xian Tianxing. We cannot assure you, however, that when conflicts of interest arise, every one of them will act completely in our interests or that conflicts of interests will be resolved in our favor. For example, they may determine that it is in Xian Tianxing’s interests to sever the contractual arrangements with Sida, irrespective of the effect such action may have on us. In addition, any one of them could violate his or her legal duties by diverting business opportunities from us to others, thereby affecting the amount of payment Xian Tianxing is obligated to remit to us under the consulting services agreement.

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

We are a holding company incorporated in Nevada and do not have any assets or conduct any business operations other than our investments in our affiliated entity in China. As a result of our holding company structure, we rely heavily on payments from Xian Tianxing under our contractual arrangements. The Chinese government also imposes controls on the conversion of the Chinese currency, Renminbi (RMB), into foreign currencies and the remittance of currencies out of China. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. See “Government control of currency conversion may affect the value of your investment.” Furthermore, if our affiliated entity in China incurs debt on their own in the future, the instruments governing the debt may restrict their ability to make payments. If we are unable to receive the revenues from our operations through these contractual or dividend arrangements, we may be unable to pay dividends on our shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our administrative headquarters is located at 4/F, Building B, Chuangye Square, No. 48 Keji Road, Gaoxin District, Xi’an, Shaanxi Province, China.  This property is owned by the Company’s Sida subsidiary, and has a total office space of 17,174 square feet.  Our sales department is located at Rm. 10601, Jiezuo Plaza, No.4, Fenghui Road South, Gaoxin District, Xi’an, Shaanxi Province, China, and has an office space of 3,700 square feet.  This property is owned by our Chairman of the Board and Chief Executive Officer, Weibing Lu, and we are under a 5-year lease with Mr. Lu from January 1, 2007 to December 31, 2011 at rent of RMB 165,600 (approximately $26,065) per year. In January 2012, the Company renewed the lease with Mr. Lu for another 5 years from January 1, 2012 to December 31, 2016 at rent of RMB 180,000 (approximately $28,332) per year.

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

Shanghai Siqiang, Xi’an Tianxing’s wholly owned subsidiary, leases its office and facility space in Shanghai from Mr. Lu pursuant to a 10-year lease agreement at rent of RMB 144,000 (approximately $22,666) per year.

Skystar Jingzhou, acquired in August 2010, owns the land use right and buildings located at No. 10 Yingxing Road, Songzi Economic Development Zone, East City Industrial Park, Jingzhou, Hubei Province, China.  Total land area is 301,688 square feet.  The total building space including office and plant facilities is 63,217 square feet.

Skystar Kunshan owns the land use right and buildings and is located at Kunshan, Jiangsu Province, China. The Company received land use rights in October 2010 and building ownership certificates in June 2012. Total land area is 403,887 square feet.  The total building space including office and plant facilities is 81,809 square feet.

Production Facilities

The Company currently has four manufacturing facilities. Two of them are located in Xi’an city, Shaanxi Province, China, of which one site is located in the town of Sanqiao and the other site is located in the town of Huxian.  The third manufacturing facility is located in Songzi, Jingzhou City, Hubei Province, China and the fourth manufacturing facility is located in Kunshan, Jiangsu Province, China.

The Sanqiao Plant

The Company entered into a ten-year lease agreement for the factory premises underlying its Sanqiao plant from October 1, 2004 to September 30, 2014.  The annual rent has been adjusted to about RMB 116,000 (approximately $18,258) and subject to a 10% increase every two years starting October 1, 2009.  The Sanqiao plant has two facilities. Micro-Organism facility is run in cooperation with experts from Japan Kato Microbiology Institute, Microbiology Institute of Shaanxi Province, and Northwest Agro-Forestry Sci-tech University.  This facility is approximately 21,500 square feet and has a production permit and certain product approval numbers issued by the Chinese Ministry of Agriculture. Feed Additive facility occupies approximately 10,700 square feet.

Description	Approx. Size	Status
Micro-organism facility	21,500 sq. ft.	Complete
Feed additive facility	10,700 sq. ft.	Complete

The Huxian Plant

In 2003, the Company received approval from the State Council of China to expand its production facilities and construct a new GMP standard plant.  In connection with the approval, the Company acquired a long-term land use right for the land now underlying its Huxian plant. Our total investment in this project to date is estimated at approximately $13 million.  Because the Company was accredited as a high-tech enterprise, its Huxian plant has the full support of both the Shaanxi provincial government and the Xi’an municipal government.

Construction of the Huxian plant commenced in late 2004 and portions of the plant were fully operational since the end of the second quarter of 2007.  The veterinary medicine facility is currently fully operational and is expected to undergo GMP re-examination process in 2012 according to MOA’s regulations. The vaccine facility finished construction in June 2010 and completed equipment installation, tooling and testing in the third quarter of 2010.  Currently, this facility is awaiting response from the Ministry of Agriculture of China to set the appointment date for GMP certification.  When the vaccine facility becomes operational, the Huxian plant will occupy approximately 7.7 acres and have a total plant and office area of approximately 151,700 square feet.  The table below lists the primary facilities at the plant and the status of each facility:

Description	Approx. Size	Status
GMP standard veterinary medicine facility	45,200 sq. ft.	Complete
Quality control, research and development, and administration building	36,600 sq. ft.	Complete
GMP standard bio-pharmaceutical facility with the production lines for active bacteria, inactivated vaccines, coccidiosis vaccines and aquaculture vaccines.	48,800 sq. ft.	Awaiting GMP inspection & certification
Animal laboratory complying with Animal Bio-safety Level 2 (ABSL-2) requirements	10,700 sq. ft.	Awaiting GMP inspection & certification

The Jingzhou Plant

The Company acquired the Jingzhou plant and related assets through bankruptcy court for RMB 24,600,000 (approximately $3.9 million) and completed the acquisition in August of 2010.  The Jingzhou plant is GMP certified to produce veterinarian medicines including aqua culture medicines.  Under current Chinese Ministry of Agriculture regulation, a GMP certified facility is required to undergo re-examination process every five years. As of the end of 2011, the Jingzhou plant completed its GMP re-examination and is currently awaiting the Ministry of Agriculture to reissue production permits for its veterinary medicine products. The table below lists the primary facilities at the plant and their statuses.

Description	Approx. Size	Status
GMP standard veterinary medicine facility and warehouse	39,095 sq. ft.	Completed GMP re-examination and awaiting production permits from MOA
Administration building, dorm and other	24,122 sq. ft.	Complete

The Kunshan Plant

The Company acquired the Kunshan plant and related assets for RMB 50,000,000 (approximately $7.9 million) and completed the acquisition in September 2011. The table below lists the primary facilities at the plant and their statuses. As of the end of 2011, the micro-organism manufacturing facility has not been completed for its facility renovation, and equipment installation, tooling and testing; thus is not operational at this point.

Description	Approx. Size	Status
Micro-organism manufacturing facility	35,654 sq. ft.	In progress
Boiler room	6,712 sq. ft.	Complete
Administration building	39,443 sq. ft.	Complete

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company is involved in legal matters arising in the ordinary course of business. Management currently is not aware of any legal matters or pending litigation that would have a significant effect on the Company’s consolidated financial statements as of December 31, 2011.

In May 2007, Andrew Chien filed suit against the Company, R. Scott Cramer, Steve Lowe, David Wassung and Weibing Lu in United States District Court for the District of Connecticut, alleging causes of action for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On July 17, 2008, in a decision that is now published, the court granted defendants’ motion to dismiss and subsequently dismissed the lawsuit, entering judgment on behalf of the defendants. Chien appealed the dismissal. Defendants filed a postjudgment motion for sanctions against Chien. On February 5, 2009, the court found the action filed by Chien to have been frivolous, and to have constituted a “substantial” violation of Rule 11, and imposed monetary sanctions on both Chien and his former attorney. Chien appealed the award of sanctions. All appeals, including the one referenced below concerning Chien’s second lawsuit, were subsequently consolidated. The Court of Appeals issued a Mandate upholding the decision granting defendant’s motion to dismiss and found that the District Court did not “abuse its discretion” in issuing sanctions against Chien in light of the circumstances and facts on record. This Mandate was entered on or about November 8, 2010.

Andrew Chien, proceeding pro se (i.e., he represented himself without an attorney), filed his second lawsuit against the Company, R. Scott Cramer, Steve Lowe, David Wassung and Weibing Lu in Connecticut Superior Court (which was removed to U.S. District Court) alleging causes of action similar to those alleged in his federal complaint described above as well as state law causes of action. The court held that all claims asserted against the defendants were barred and failed to state a claim on a multiplicity of grounds, including on the basis of res judicata. Defendants filed a second Motion for Sanctions under Rule 11 and the PSLRA, which was granted. Chien appealed the dismissal. The Court of Appeals for the Second Circuit consolidated all of Chien’s appeals from both of his lawsuits. On November 8, 2010, the Court of Appeals affirmed the dismissals and the awards of sanctions. On January 22, 2011, Chien filed a petition with the Supreme Court of the United States, appealing the lower court’s ruling. The Supreme Court denied review of the petition.

Andrew Chien, again proceeding pro se, commenced his third lawsuit against the Company, Scott Cramer, Steve Lowe, David Wassung, Weibing Lu (and also Weinberg & Company, P.A., Moore Stephens Wirth Frazer & Torbet, LLP, Frazer Frost, LLP, Crowe Horwath LLP, Richardson & Patel LLP, Kevin K. Leung, Harvey Kesner, and Jody M. Borrelli) alleging the same facts and circumstances as set forth in the above two matters, although adding the aforementioned accountants and lawyers as defendants to the claims. The matter commenced on August 8, 2011, and shortly thereafter was removed to U.S. District Court. On October 5, 2011, the court dismissed the entire action as to all defendants.  As in the two previous lawsuits, sanctions were issued against Chien.  Moreover, the District Court issued an order prohibiting Chien from filing any more lawsuits against the defendants without prior approval from the court.  Chien has appealed the court’s rulings to the United States Court of Appeals for the second circuit, where all defendants have filed motions to dismiss.

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

The following table sets forth the high and low bid prices for our common stock on the Nasdaq Capital Market for the periods indicated.  The high and low bid prices reflect inter-dealer prices, without retail markups, markdowns, or commissions, and may not represent actual transactions. The closing price of the Company’s securities on March 9, 2012 was $2.68.

	The Nasdaq Capital Market Sales Price per Share
Quarter ended	High	Low

December 31, 2011	$3.09	$1.64
September 30, 2011	$4.42	$1.77
June 30, 2011	$5.64	$3.15
March 31, 2011	$10.53	$5.28

December 31, 2010	$9.73	$6.31
September 30, 2010	$7.74	$6.00
June 30, 2010	$11.63	$6.21
March 31, 2010	$11.74	$8.22

Holders

As of March 9, 2012, we had approximately 393 registered stockholders of our common stock on record.  This number does not include shares held by brokerage clearing houses, depositories, or otherwise in unregistered form.

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

Securities Authorized for Issuance under Equity Compensation Plans

Please see the discussion in Item 12 titled “Equity Compensation Plan Information” below.

Recent Sales of Unregistered Securities

The Company has not sold any unregistered securities during the year ended December 31, 2011 which has not been previously disclosed in its public filings in 2011. The Company did not repurchase any of its equity securities during from the fiscal quarter ended December 31, 2011.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended December 31, 2011 and 2010 should be read in conjunction with our financial statements and the notes thereto that are included elsewhere in this report.  Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions.  Please see the section in this report titled “Caution Regarding Forward-Looking Information.”

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

Impairment of Intangible Assets — The Company evaluates the carrying value of intangible assets annually or more often when factors indicating impairment are present. The Company determines the existence of such impairment by measuring the estimated future cash flows (undiscounted) and comparing such amount to the net asset carrying value. If the undiscounted cash flow estimated to be generated by any such intangible asset is less than its carrying amount, a loss is recognized based on the amount by which the carrying amount exceeds the intangible asset’s fair market value. Loss on intangible assets to be disposed of is determined in a similar manner, except that fair market values are reduced by the cost of disposal. Based on its review, the Company believes that, as of December 31, 2011, there was no impairment of its intangible assets.

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

Business combinations

Effective January 1, 2009, the Company adopted the accounting standard regarding business combinations. This standard retains the fundamental requirements that the acquisition method of accounting (which this standard refers to as the “purchase method”) be used for all business combinations and for an acquirer to be identified for each business combination. This standard requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces the old accounting standard’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04 – Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S.GAAP and IFRSs. The amendments in this update intend to converge requirements for how to measure fair value and for disclosing information about fair value measurements in US GAAP with International Financial Reporting Standards. For public entities, this ASU is effective for interim and annual periods beginning after December 15, 2011. The adoption of the provisions in ASU 2011-04 will have no material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05 – Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments in this update require (i) that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements (the current option to present components of other comprehensive income (“OCI”) as part of the statement of changes in stockholders’ equity is eliminated) and (ii) presentation of reclassification adjustments from OCI to net income on the face of the financial statements. For public entities, the amendments in this ASU are effective for years, and interim periods within those years, beginning after December 15, 2011. The amendments in this update should be applied retrospectively. Early adoption is permitted. The adoption of the provisions in ASU 2011-05 will have no material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08 —Intangibles —Goodwill and Other (Topic 350). The amendments in this update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company does not expect the adoption of the provisions in this update will have a significant impact on its consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11 —Balance Sheet (Topic 210). The objective of this update is to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company does not expect the adoption of the provisions in this update will have a significant impact on its consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-12 —Comprehensive Income (Topic 220). The amendments in this update supersede certain pending paragraphs in ASU No. 2011-05, to effectively defer only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. The amendments in this update are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The Company does not expect the adoption o f the provisions in this update will have a significant impact on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Results of Operations – Comparison of Two Years Ended December 31, 2011 and 2010

The following table summarizes our results of operations for the years ended December 31, 2011 and 2010.

	Years Ended December 31,
	2011		2010
	Amount	Percentage of total revenue	Amount	Percentage of total revenue
Revenues	$52,788,279	100.0%	$47,556,383	100.0%
Gross Profit	$26,225,531	49.7%	$25,544,795	53.7%
Operating Expense	$10,975,607	20.8%	$7,434,822	15.6%
Income from Operations	$15,249,924	28.9%	$18,109,973	38.1%
Other Income (Expenses)	$1,279,015	2.4%	$(720,931)	(1.5%)
Income Tax Expenses	$2,871,299	5.4%	$3,297,758	6.9%
Net Income	$13,657,640	25.9%	$14,091,284	29.6%

Revenues.   All of our revenues are derived from the sale of veterinary healthcare and medical care products in the PRC.  For the year ended December 31, 2011, we had revenues of $52,788,279 as compared to revenues of $47,556,383 for the year ended December 31, 2010, an increase of 11.0%.  We generate revenue from sales of four product lines: veterinary medications, micro-organism, feed additives, and vaccines.  The selling prices of our products have not changed meaningfully or decreased less than 0.1% on average due to volume discount in fiscal 2011 compared to those in 2010.

Revenue — Veterinary Medications. Revenue from sales of our veterinary medications increased by $1,685,224 or 5.3% from $32,076,000 for the year ended December 31, 2010 to $33,761,224 for the year ended December 31, 2011. The increase of revenue was primarily due to our increased sales efforts. The moderate growth rate was mainly because there were no production at Jingzhou plant for more than half year during 2011 due to GMP re-examination. As of the end of 2011, the Jingzhou plant completed its GMP re-examination and is currently awaiting the Ministry of Agriculture to reissue production permits for its veterinary medicine products. The revenue from sales of our veterinary medications contributed the majority or 64.0% of total revenue for the entire company during the year ended December 31, 2011. Of the total revenues from veterinary medications during year ended December 31, 2011, approximately 36% of total revenue resulted from the sale of Praziquantel tablets, which treats schistosomiasis. The selling prices of our veterinary medication products in 2011 have not changed on average from last year. The increase in revenue was primarily due to the increase of sales volumes.

Revenue — Micro-Organism. Revenue from sales of our micro-organism products increased by $2,602,951 or 22.5% from $11,543,988 for the year ended December 31, 2010 to $14,146,939 during the year ended December 31, 2011. The increase was primarily due to increased sales efforts and enhanced technology resulting in better products and strong market demand. The increase in micro-organism sales contributed the majority or 49.8% of revenue growth for the entire company during the year ended December 31, 2011. The selling prices of our micro-organism products in 2011 have not changed on average from last year. The increase in revenue was primarily due to the increase of sales volumes.

Revenue — Feed Additives. Revenue from sales of our feed additives product line increased by $606,498 or 31.0% from $1,953,416 for the year ended December 31, 2010 to $2,559,914 for the year ended December 31, 2011. The increase was primarily the result of increased demand of our products from our long-term customers as they expanded their animal farming and strong sales of our multi-enzyme feed additive products. The selling prices of our feed additives products in 2011 have not changed on average from last year. The increase in revenue was primarily due to the increase of sales volumes.

Revenue — Vaccines. Revenue from sales of our vaccines increased by $337,223 or 17.0% from $1,982,979 for the year ended December 31, 2010 to $2,320,202 for the year ended December 31, 2011. We are currently only capable of small-scale production of our vaccine products and therefore cannot significantly increase sales until we expand our production capability. We completed the construction of a new vaccine facility at our Huxian plant in 2010. The facility is currently waiting for GMP certification from the Ministry of Agriculture. The Company expects the GMP certification will be completed by the second half of 2012, and we expect to commence production shortly thereafter for large-scale production. The selling prices of our vaccine products decreased less than 2.0% on average due to volume discount in 2011 compared to those in 2010. The increase in revenue was primarily due to the increase of sales volumes.

Cost of Sales.   Cost of sales, which consists of raw materials, direct labor, and manufacturing overhead for our four product lines, was $26,562,748 for the year ended December 31, 2011, as compared to $22,011,588 for the year ended December 31, 2010, an increase of $4,551,160 or 20.7%, as a result of increased sales and higher raw material costs due to continuing general inflation in China during 2011. In addition, write-downs of inventories of $762,164 (RMB 4,918,456) predominantly due to expired raw material and outdated packing material during 2011 also contributed the increase of cost of sales. For the year ended December 31, 2011, raw material costs comprised the majority or approximately 79.0% of total cost of sales, packing material costs comprised approximately 17.8% of total cost of sales, and labor costs comprised approximately 3.2% of total cost of sales. The impact to our gross margins primarily came from higher raw materials costs, especially in our veterinary medication and feed additives product lines.

Cost of Sales — Veterinary Medications.   Cost of sales of our veterinary medications product line increased from $17,870,668 for the year ended December 31, 2010 to $20,684,170 for the year ended December 31, 2011, an increase of $2,813,502 or 15.7%.  This increase was mainly due to the corresponding increase in sales and higher raw material costs. In addition, write-downs of expired raw material and outdated packing material of $661,270 (RMB 4,267,360) during 2011 also contributed the increase of cost of sales of veterinary medications. Cost of sales of veterinary medications product line comprised the majority or 77.9% of total cost of sales for the year ended December 31, 2011.The increase of costs in veterinary medications sales comprised 61.8% of the increase in cost of sales for the entire company during the year ended December 31, 2011.

Cost of Sales — Micro-Organism.   Cost of sales of our micro-organism product line increased from $3,113,667 for the year ended December 31, 2010 to $4,034,629 for the year ended December 31, 2011, an increase of $920,962 or 29.6%.  This increase was mainly due to the corresponding increased sales.

Cost of Sales — Feed Additives.   Cost of sales of our feed additives product line increased from $811,323 for the year ended December 31, 2010 to $1,542,022 for the year ended December 31, 2011, an increase of $730,699 or 90.1%.  This big increase in cost of sales was mainly due to the corresponding increase in feed additive sales and significantly increased raw material costs of yeast extract, the main raw material to manufacture feed additives products.

Cost of Sales — Vaccines.   Cost of sales of our vaccines product line increased from $215,930 for the year ended December 31, 2010 to $301,927 for the year ended December 31, 2011, for an increase of $85,997 or 39.8%.  This increase was the result of the corresponding increase of vaccine product sales and a write-down of outdated packing material of $42,348 (RMB 273,284).

Operating Expenses

	Years Ended December 31,
	2011		2010
	Amount	Percentage of total revenue	Amount	Percentage of total revenue
Research and Development Costs	$2,814,328	5.3%	$684,778	1.4%
Selling Expenses	4,062,126	7.7	2,124,952	4.5
General and Administrative Expenses	4,099,153	7.8	4,625,092	9.7
Total Operating Expenses	$10,975,607	20.8%	$7,434,822	15.6%

Research and Development Costs.  Research and development costs, consisting of salaries, professional fees, and technical support fees, totaled $2,814,328 for the year ended December 31, 2011 as compared to $684,778 for the year ended December 31, 2010, an increase of $2,129,550 or 311.0%. The increase was due to a significant increase in R&D efforts during 2011. In addition to continuing to fund existing joint R&D projects with various research institutions, we launched several new in-house R&D projects to develop new veterinary medications during the year ended December 31, 2011.

Selling Expenses.  Selling expenses, consisting of commissions, advertising and promotion expenses, freight charges, and salaries, totaled $4,062,126 for the year ended December 31, 2011 as compared to $2,124,952 for the year ended December 31, 2010, an increase of $1,937,174 or 91.2%.  This increase is primarily a result of significantly increased shipping and handling costs related to delivering our products to customers as we continued to expand our market to remote areas, and to inflation pressure in China, which resulted in higher unit costs for transportation and delivery services. Shipping and handling costs totaled $1,933,162 and $937,478 during the year ended December 31, 2011 and 2010, respectively, an increase of $995,684 or 106.2%. In addition, the increase in selling commission due to implementing new sales incentive programs also contributed to the increase in selling costs. Selling commission totaled $1,558,013 and $796,858 during the year ended December 31, 2011 and 2010, respectively, an increase of $761,155 or 95.5%.

General and Administrative Expenses.  General and administrative expenses totaled $4,099,153 for the year ended December 31, 2011 as compared to $4,625,092 for the year ended December 31, 2010, a decrease of $525,939 or 11.4%. The decrease was mainly due to no acquisition related costs being incurred during the year ended December 31, 2011 while we incurred approximately $1.1 million of acquisition costs and associated taxes during 2010 for the purchases of Jingzhou and Kunshan facilities, with Jingzhou acquisition being completed in August 2010 and Kunshan acquisition being completed in September 2011. The increase of approximately $0.5 million in depreciation expenses as compared to last year which were associated with our newly purchased plant and equipment and the plant and equipment transferred from long-term prepayment and construction-in-progress partially offset the impact of no acquisition related costs being recorded during the year.

Liquidity

For the year ended December 31, 2011, cash used in operating activities was $1,658,937 compared to cash provided by operating activities of $7,719,676 for the year ended December 31, 2010. The major operating activities that provided cash during the year ended December 31, 2011 were net income of $13,657,640, a decrease in accounts receivable of $1,660,343 and an increase in other payable and accrued expenses of $1,813,456. The major operating activities that used cash during the year ended December 31, 2011 were a change in fair value of warrant/purchase option liability of $1,376,239, an increase in deposits and prepaid expenses of $13,228,025, and a build-up in inventory that used $7,482,193. Although the inflation rate in China eased to 4.1% in December 2011 after peaking at 6.5% in July 2011, according to our observation on raw material marketplace we believe the inflationary impact will continue into 2012, and cost of raw materials will likely continue to rise. We accumulated more inventory than in the past to ensure the supply of raw materials at lower cost levels and to protect our profit margins from being eroded by inflation. As a result, the negative impact to the gross margins from the cost increases of raw materials has been relatively moderate for the year ended December 31, 2011. However, if the government is unsuccessful in reining in inflation, there may be greater negative impact to our gross margins from cost increases of raw materials in the future. As of December 31, 2011, we had approximately 55 suppliers that we made advances to in order to secure our raw material needs and to obtain favorable pricing. We will continue to closely manage these advances to balance the need for lower materials cost and sufficient cash flow.

Cash used in investing activities for the year ended December 31, 2011 was $1,654,637, as compared to cash used in investing activities of $16,419,318 for the year ended December 31, 2010. Cash provided by investing activities for the year ended December 31, 2011 was primarily the result of collection of loans made to third parties of $11,113,731. Cash used in investing activities for the year ended December 31, 2011 was primarily the result of payment on construction-in-progress of $7,028,129 and loans made to third parties of $3,849,994.

Cash provided by financing activities for the year ended December 31, 2011was $4,085,714, as compared to $2,649,547 for the year ended December 31, 2010. Cash provided by financing activities for the year ended December 31, 2011, 2011 was primarily the result of short-term loans of $10,856,498. Cash used in financing activities for the year ended December 31, 2011 was primarily the result of repayment of short-term loans of $6,695,279.

As of December 31, 2011, we had cash of $7,048,968. Our total current assets were $58,904,156, and our total current liabilities were $15,336,868, which resulted in a net working capital of $43,567,288.

Capital Resources

We borrowed $10,856,498 in short-term loans and repaid $6,695,279 during the year ended December, 2011. Considering our existing working capital position and our ability to access debt funding sources, we believe we have sufficient capital to support our ongoing operations.

Plan of Operations

Over the next 12 months, we plan to continue to market and sell our current products and to develop new products.

Xi’an Tianxin completed the veterinary medicine facility in Huxian during 2007 and the facility was certified by GMP standard and has been fully operational since then. According to MOA’s regulation, our facility is required to have a GMP re-examination every five years. On January 7, 2012, the current GMP certification of this facility expired after five years and we are currently waiting for the Ministry of Agriculture to set a date to conduct its GMP re-examination. The Company has submitted all application materials necessary for a successful GMP re-examination and expects the process will be completed during the first half of 2012 according to current MOA’s GMP re-examination rules. Veterinary medications sales are highly seasonal in China. Historically, the first half of the year is our low sale season and the sales during this period account for less than one third of our annual veterinary medications revenue. We currently have two veterinary medications factories located in Huxian and Jingzhou with Huxian being our main facility. We plan to sell our current inventory on hand and increase the production and sales of veterinary medications in the Jingzhou facility to offset the negative impact during the period the Huxian facility is closed and waiting for GMP re-examination. We expect the Huxian facility to complete the GMP re-examination process during the first half of 2012 and to resume its normal production thereafter for our high sale season in the second half of 2012, which historically accounts more than two thirds of our annual veterinary medications revenue. In the unlikely event we are unable to pass the GMP re-examination or the GMP re-examination is significantly delayed by the Government, we will have less revenue than expected. The vaccine facility in Huxian was also completed and is currently waiting for GMP inspection and certification from the Ministry of Agriculture before it can become operational. The Company expects the GMP certification process to be complete during the second half of 2012, and expects to commence production shortly thereafter. Xi’an Tianxin also leases manufacturing facility in Sanqiao to produce feed additive and micro-organism products and the facility is currently fully operational.

Skystar Jingzhou veterinary medicine plant started production in the third quarter of 2010 after the asset acquisition was completed. During 2011, the Jingzhou plant completed its GMP re-examination and is currently awaiting the Ministry of Agriculture to reissue production permits for its veterinary medicine products. We expect that Jingzhou will resume normal production in the first half of 2012 and generate more revenue in 2012 as compared to that in 2011. Jingzhou’s veterinarian medicine products include aquaculture medicines.

Skystar Kunshan micro-organism plant’s asset acquisition was completed in September 2011 and is currently under facility renovation and equipment installation, tooling and testing; thus the facility is not operational at this point. We anticipate that Kunshan plant will start small-scale production in the second half of 2012. However, we don’t expect that will bring significant impact to our revenue in 2012 as a whole.

Skystar intends to continue developing new products, including animal immunization products, non-pathogenic micro-organisms for the cure and prevention of livestock disease, complex enzyme preparations as animal feed additives, pet drugs and several new veterinary medicine products within the next 12 months. If we succeed in developing new products and are able to obtain the regulatory approvals or clearances that are necessary to commercialize our products, we will have additional revenue than expected.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
R&D Project Obligation	$1,262,362	$1,262,362	$-	$-	$-
Operating Lease Obligations	401,810	108,826	177,767	115,217	-
Government Grant Obligation	629,600	629,600	-	-	-
Total	$2,293,772	$2,000,788	$177,767	$115,217	$-

In addition to the contractual obligations listed above, we have a future registered capital commitment related to our subsidiaries Skystar Kunshan, Skystar Jingzhou and Xi’an Sikaida.

Skystar Kunshan is located in Kunshan, Jiangsu province, China. Skystar Kunshan has a registered capital of $15,000,000, of which we invested $2,250,000 in cash. The remaining $12,750,000 of capital must be invested prior to May 7, 2012. As of December 31, 2011, the asset acquisition of Kunshan facility was completed. We are in the process of getting the government’s approval to transfer the assets purchased to satisfy some of our registered capital commitment. As of the date of this report, we have not received the approval.

Skystar Jingzhou is located in Jingzhou, Hubei Province, China. Skystar Jingzhou has a registered capital of approximately $3.8 million (RMB 26,000,000), of which approximately $3.5 (RMB 23,480,000) has been paid. The remaining approximately $396,650 (RMB 2,520,000) is required to be invested by April 6, 2012.

Xi’an Sikaida is located in Xi’an, Shaanxi Province, China. Xi’an Sikaida has a registered capital of approximately $1,574,000 (RMB 10,000,000) of which $472,200 (RMB 3,000,000) has been paid. The remaining $1,101,800 (RMB 7,000,000) is required to be invested by March 14, 2013.

Short-term Loans

Bank	Amt RMB	Amt USD	Due Date	Interest Rate
Chang’an Bank	5,000,000	$787,000	07/07/12	8.203%
Shaanxi Agricultural Yanta Credit Union	5,000,000	787,000	08/24/12	9.411%
Shaanxi Agricultural Yanta Credit Union	3,000,000	472,200	12/21/12	9.411%
Third-party Individual	500,000	78,700	03/20/12	0%
Bank of Chengdu	30,000,000	4,722,000	11/30/12	(1)
Third-party Individual	300,000	47,220	03/25/12	0%
Commercial Bank of China Songzi Branch	3,000,000	472,200	05/04/12	(1)
Total	46,800,000	$7,366,320

(1)	People's Bank of China floating benchmark lending rate over the same period plus 30%, which was 8.528% at December 31, 2011.

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

The exchange rates used to translate amounts in RMB into US Dollar for the purposes of preparing the consolidated financial statements or otherwise stated in this MD&A were as follows:

	December 31, 2011	December 31, 2010
Assets and liabilities	1 RMB = 0.1574 USD	1 RMB = 0.1517 USD
Statements of operations and cash flows	1 RMB = 0.15496 USD	1 RMB = 0.14794 USD

Inflation

The inflation rate in China eased to 4.1% in December 2011, which was the fifth consecutive month of decline after peaking at 6.5% in July 2011. For the year ended December 31, 2011, we were able to secure favorable pricing by prepaying for major components to certain suppliers to lock in prices ahead of time. As a result, we did not experience as much cost pressure as evidenced in the spot market prices of the raw materials. However, we are seeing the rising costs of raw materials gradually starting to impact our margins, as evidenced by the moderate decrease in gross margins from 53.7% for the year ended December 31, 2010 to 50.9% for the year ended December 31, 2011.

China's inflation rebounded in January 2012 as food prices soared and rose by a 4.5% over a year earlier, up from December's 4.1%. The upturn in inflation broke a five-month decline from July's peak of 6.5% and makes us concerned that the inflationary pressures will continue into 2012. We are taking precautions to minimize the negative impact of cost increases that erode our profit margin and monitor the situation closely. We are continuing the practice of prepayments to suppliers. We are also taking steps to improve the production process to reduce raw material waste, optimize product mix to meet market demand and improve profitability, increase R&D efforts to develop new and profitable products, and identify new suppliers with better terms on the supply of raw materials.

ITEM 8. FINANCIAL STATEMENTS

Our consolidated financial statements begin on page 36 after the signature page to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

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

As of December 31, 2011, the end of the fiscal year covered by this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were not effective.

The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting, as identified below under the heading “Management’s Annual Report on Internal Control over Financial Reporting.” Management anticipates that such disclosure controls and procedures will not be effective until the material weakness described below is remediated.

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

Our management assessed the effectiveness of our internal control over financial reporting based on criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011, we determined that we had a material weakness related to the lack of requisite U.S. GAAP experience of our finance team, including those primarily responsible for the preparation of our books and records and financial statements. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. We intend to remedy the material weakness as discussed below.

As indicated in Item 9A (T) of our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”), we concluded that the Company’s personnel lacked the requisite U.S. GAAP experience.. Management’s assessment of the control deficiency over accounting and finance personnel as of December 31, 2011 and 2010 considered the same factors, which included:

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

Based on the above factors, management concluded that the control deficiency regarding our accounting and finance personnel’s lack of U.S. GAAP experience continues to constitute a material weakness as of December 31, 2011.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

During 2010, we carried out certain measures to address and remediate our previously identified material weaknesses related to the insufficient number of our U.S. reporting accounting and finance personnel and overall lack of requisite experience in U.S. GAAP. We streamlined main process cycles, including among others, financial reporting, revenue, procurement, and treasury, to guide the routine work and improve the ability of accounting and financial reporting. We involved both internal accounting and operations personnel and outside contractors with technical accounting expertise, as needed, early in the evaluation of complex, non-routine transactions to obtain additional guidance as to the application of U.S. GAAP to such transactions.

During 2011, in addition to continuing the remediation efforts we initiated in 2010, we carried out additional measures to address and remediate our previously identified material weaknesses and we saw steady improvement in our internal control over financial reporting as evidenced by a decrease of the number and significance of adjustments proposed by our independent auditors during our quarterly reviews; and enhanced financial management and gradually improved accounting staff’s abilities to handle U.S. GAAP-based reporting. In particular, the Company implemented a new accounting policy manual in June 2011, changed financial leadership and hired an industry veteran as the new CFO to oversee U.S. GAAP-based reporting and SEC reporting compliance. In addition, we streamlined period-end financial reporting procedures, increased supervision and review on recording of adjustments, consolidated certain accounting operations to enhance controls over processing of financial data, improved communications within the Company and with our external independent auditors, and provided trainings and mentorship to key accounting staff to improve their U.S. GAAP knowledge and professional growth.

Although we made significant efforts and achieved progressive improvement especially during the second half of 2011 to address and remediate our previously identified material weakness, the Company believes that, such efforts have not yet yielded the results required to fully remediate the material weakness.

In 2012, besides the remediation measures described above, we will take the following measures:

1.	Continue to recruit qualified accounting and finance personnel who have adequate U.S. GAAP experience and knowledge and finish the reorganization of accounting and finance department and the realignment of responsibilities among accounting and finance staff.
2.	Continue to standardize accounting processes in each subsidiary, provide accounting and finance staff with adequate training on accounting principles and internal control procedures and increase supervision and review over daily accounting operation and period-end closing.

We intend to implement these steps and measures during the first half of 2012 and will conduct quarterly assessments of the state of the Company’s financial reporting measures and systems, as a whole.

A material weakness resulting from the lack of an effective internal audit function had been identified as of December 31, 2009. As indicated in Item 9A(T) of the 2009 Form 10-K, we concluded that the Company lacked of effective internal audit function as of December 31, 2009 because we lacked an internal audit department, which rendered the Company ineffective in preventing and detecting control lapses and errors in the accounting of certain key areas. We set up an internal audit department in 2010 to carry out the internal audit function, especially in the supervision of complex, non-routine transactions. During 2011, the management paid special attention to continuing our efforts to improve effectiveness of internal audit function and remediated the previous material weakness resulting from the lack of an effective internal audit function. In particular, we added more resources to our internal audit department to strength its abilities to handle increased internal audit work, implemented control measures recommended by our external advisors, reengineered internal audit procedures, hired qualified personnel to provide supervisory review over internal audit function and increased internal audit work including directly examining internal controls and recommending improvements throughout the year to prevent and detect control lapses and errors in the accounting of certain key areas, resulting in increased compliance of policies and procedures within the Company.

Changes in Internal Controls over Financial Reporting

Other than the changes described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2012 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2012 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2012 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2012 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the Company’s Proxy Statement for its 2012 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011.

ITEM 15.     EXHIBITS

Financial Statements

The following consolidated financial statements are included in Part II, Item 8 of this Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2011 and 2010

Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2011 and 2010

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2011 and 2010

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and 2010

Notes to Consolidated Financial Statements

Financial Statement Schedules

Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

Exhibits

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Incorporation, as amended (15)

3.2	Amended and Restated Bylaws (9)

4.1	Certificate of Designation of Series B Convertible Preferred Stock (1)

4.2	Form of Class A Convertible Debenture (2)

4.3	Form of Class B Convertible Debenture (2)

4.4	Form of Class A Warrant (2)

4.5	Form of Class B Warrant (2)

4.6	Form of Common Stock Certificate (12)

4.7	Form of Common Stock Purchase Option to be granted to the representative of the underwriters (12)

10.1	Form of Securities Purchase Agreement, dated as of February 26, 2007 by and among the Company and eight accredited investors (2)

10.2	Form of Registration Rights Agreement, dated as of February 26, 2007 by and among the Company and eight accredited investors (2)

10.3	Form of Company Principal Lockup Agreement in connection with the Securities Purchase Agreement dated as of February 26, 2007 (2)

10.4	Form of the Amendment, Exchange and Waiver Agreement between the Company and certain accredited investors dated November 9, 2007 (3)

10.5	Form of the Amendment and Waiver Agreement between Skystar Bio-Pharmaceutical Company and two institutional and accredited investors dated March 31, 2008 (6)

10.6	Amendment to Consulting Services Agreement among Skystar Cayman, Xi’an Tianxing and Sida Biotechnology (Xi’an) Co., Ltd. (“Sida”) dated March 10, 2008 (4)

10.7	Agreement to Transfer of Operating Agreement among Skystar Cayman, Xi’an Tianxing, Xi’an Tianxing’s Majority Stockholders, Weibing Lu and Sida dated March 10, 2008 (4)

10.8	Amendment to Equity Pledge Agreement among Skystar Cayman, Xi’an Tianxing, Xi’an Tianxing’s Majority Stockholders, and Sida dated March 10, 2008 (4)

10.9	Designation Agreement among Skystar Cayman, Xi’an Tianxing, Xi’an Tianxing’s Majority Stockholders, Weibing Lu and Sida dated March 10, 2008 (4)

10.10	Agreement to Transfer of Option Agreement among Skystar Cayman, Xi’an Tianxing, Xi’an Tianxing Majority Stockholders, Weibing Lu and Sida dated March 10, 2008 (4)

10.11	Employment Agreement with Weibing Lu dated May 5, 2008 (7) **

10.13	Form of Director Offer Letter with Mr. Qiang Fan and Mr. Winston Yen (9) **

10.14	Form of Director Offer Letter with Chengtun Qu and Shouguo Zhao (9) **

10.16	Form of Director Offer Letter with Mr. Bennet P. Tchaikovsky (11) **

10.17	Agreement with R. Scott Cramer dated March 30, 2010 (13) **

10.18	Services Agreement with R. Scott Cramer dated April 16, 2010 (14) **

10.19	Employment Agreement with Michael Lan dated April 16, 2010 (14) **

10.20	Employment Agreement with Bing Mei dated July 29, 2011 (14) **

10.21	Services Agreement with R. Scott Cramer dated August 31, 2011 (14) **

10.22	Lease Agreement between Xi’an Tianxing and Weibing Lu dated June 1, 2007 (5)

10.23	Lease Agreement between Shanghai Siqiang Biotechnological Co., Ltd. and Weibing Lu dated June 17, 2007 (8)

10.24	Summary of Research Arrangement between Shanghai Poultry Verminosis Institute and Xi’an Tianxing (8)

10.25	Cooperation Agreement between Shaanxi Microbial Institute and Xi’an Tianxing (8)

10.26	Technology Cooperation Agreement with Fourth Military Medical University (13)

14.1	Code of Ethics (10)

16.1	Letter from Frazer Frost, LLP to the U.S. Securities and Exchange Commission, dated December 17, 2010 (16)

21.1	List of Subsidiaries (10)

23.1	Consent of Crowe Horwath, LLP *

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

** Indicates a management contract or compensatory plan or an agreement.

(1)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 14, 2005.

(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 5, 2007.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 11, 2007.

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K on March 11, 2008.

(5)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K on April 2, 2008.

(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K on April 23, 2008.
(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K on May 5, 2008.

(8)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1/A filed on June 26, 2008.

(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K on July 15, 2008.

(10)	Incorporated by reference from the Registration’s Annual Report on Form 10-K on April 15, 2009.

(11)	Incorporated by reference from the Registration’s Current Report on Form 8-K on May 27, 2009.

(12)	Incorporated by reference from the Registration’s Amendment to Registration Statement on Form S-1/A on June 26, 2009.

(13)	Incorporated by reference from the Registration’s Annual Report on Form 10-K on March 31, 2010.

(14)	Incorporated by reference from the Registration’s Current Report on Form 8-K on April 19, 2010.

(15)	Incorporated by reference from the Registration’s Quarterly Report on Form 10-Q on November 15, 2010.

(16)	Incorporated by reference from the Registration’s Current Report on Form 8-K on December 17, 2010.

(17)	Incorporated by reference from the Registration’s Current Report on Form 8-K on January 4, 2011.

(18)	Incorporated by reference from the Registration’s Notification of inability to timely file Form 10-K on Form NT 10-K on April 1, 2011.

(19)	Incorporated by reference from the Registration’s Annual Report on Form 10-K on April 11, 2011.

(20)	Incorporated by reference from the Registration’s Notification of inability to timely file Form 10-Q on Form NT 10-Q on May 16, 2011.

(21)	Incorporated by reference from the Registration’s Quarterly Report on Form 10-Q on May 23, 2011.

(22)	Incorporated by reference from the Registration’s Current Report on Form 8-K on May 24, 2011.

(23)	Incorporated by reference from the Registration’s Current Report on Form 8-K on August 4, 2011.

(24)	Incorporated by reference from the Registration’s Notification of inability to timely file Form 10-Q on Form NT 10-Q on August 16, 2011.

(25)	Incorporated by reference from the Registration’s Quarterly Report on Form 10-Q on August 22, 2011.

(26)	Incorporated by reference from the Registration’s Current Report on Form 8-K on August 23, 2011.

(27)	Incorporated by reference from the Registration’s Amend Quarterly Report on Form 10-Q/A on September 21, 2011.

(28)	Incorporated by reference from the Registration’s Quarterly Report on Form 10-Q on November 14, 2011.

(29)	Incorporated by reference from the Registration’s Current Report on Form 8-K on November 15, 2011.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKYSTAR BIO-PHARMACEUTICAL COMPANY (Registrant)

Date: March 30, 2012	By:	/s/ Weibing Lu
Weibing Lu
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Weibing Lu	Chief Executive Officer (principal executive officer), Director	March 30, 2012
Weibing Lu

/s/ Bing Mei	Chief Financial Officer (principal financial and accounting officer)	March 30, 2012
Bing Mei

/s/ Wei Wen	Secretary / Director	March 30, 2012
Wei Wen

/s/ R. Scott Cramer	Director	March 30, 2012
R. Scott Cramer

/s/ Qiang Fan	Director	March 30, 2012
Qiang Fan

/s/ Chengtun Qu	Director	March 30, 2012
Chengtun Qu

/s/ Mark D. Chen	Director	March 30, 2012
Mark D. Chen

/s/ Shouguo Zhao	Director	March 30, 2012
Shouguo Zhao

Report of Independent Registered Public Accounting Firm

Board of Directors

Skystar Bio-Pharmaceutical Company and Subsidiaries

Gaoxin District, Xian, Shaanxi Province, P.R. China

We have audited the accompanying consolidated balance sheets of Skystar Bio-Pharmaceutical Company and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income and comprehensive income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for years then ended, in conformity with U.S. generally accepted accounting principles.

Sherman Oaks, California

March 30, 2012

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010

ASSETS

CURRENT ASSETS:
Cash	$7,048,968	$5,887,831
Accounts receivable, net of allowance for doubtful accounts of $438,678 and $339,031, respectively	3,391,493	4,977,850
Inventories	14,851,159	7,202,223
Deposits and prepaid expenses	32,140,056	17,074,000
Loans receivable	964,088	8,040,100
Other receivables	508,392	1,558,775
Total current assets	58,904,156	44,740,779

PLANT AND EQUIPMENT, NET	28,376,559	22,613,113

CONSTRUCTION-IN-PROGRESS	8,839,055	1,590,720

OTHER ASSETS:
Long-term prepayments	1,512,817	1,454,226
Long-term prepayments for asset acquisitions	569,788	4,806,352
Intangible assets, net	5,674,206	6,043,941
Total other assets	7,756,811	12,304,519
Total assets	$103,876,581	$81,249,131

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,047,067	$201,850
Other payable and accrued expenses	5,274,598	1,898,101
Short-term loans	7,366,320	3,025,884
Deposits from customers	1,432,529	1,260,030
Taxes payable	160,081	749,836
Due to related parties	56,273	217,912
Total current liabilities	15,336,868	7,353,613

OTHER LIABILITIES:
Deferred government grant	393,500	986,050
Warrant/purchase option liability	43,400	1,419,639
Total other liabilities	436,900	2,405,689
Total liabilities	15,773,768	9,759,302

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, $0.001 par value, 50,000,000 shares authorized, No Series "A" shares authorized, 48,000,000 Series "B" shares authorized, No Series "B" shares issued and outstanding
Common stock, $0.001 par value, 40,000,000 shares authorized, 7,161,919 shares issued and outstanding	7,162	7,162
Paid-in capital	35,784,378	35,784,378
Statutory reserves	5,708,135	5,695,236
Retained earnings	38,492,031	24,847,290
Accumulated other comprehensive income	8,111,107	5,155,763
Total shareholders' equity	88,102,813	71,489,829
Total liabilities and shareholders' equity	$103,876,581	$81,249,131

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years ended December 31,
	2011	2010

REVENUE, net	$52,788,279	$47,556,383

COST OF REVENUE	26,562,748	22,011,588

GROSS PROFIT	26,225,531	25,544,795

OPERATING EXPENSES:
Research and development	2,814,328	684,778
Selling expenses	4,062,126	2,124,952
General and administrative	4,099,153	4,625,092
Total operating expenses	10,975,607	7,434,822

INCOME FROM OPERATIONS	15,249,924	18,109,973

OTHER INCOME (EXPENSE):
Other income (expense), net	43,696	(49,202)
Interest expense, net	(140,920)	(58,846)
Change in fair value of warrant/purchase option liability	1,376,239	(612,883)
Total other income (expense), net	1,279,015	(720,931)

INCOME BEFORE PROVISION FOR INCOME TAXES	16,528,939	17,389,042

PROVISION FOR INCOME TAXES	2,871,299	3,297,758

NET INCOME	13,657,640	14,091,284

OTHER COMPREHENSIVE INCOME :
Foreign currency translation adjustment	2,955,344	2,281,501

COMPREHENSIVE INCOME	$16,612,984	$16,372,785

EARNINGS PER SHARE:
Basic	$1.90	$1.98
Diluted	$1.90	$1.97

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic	7,182,969	7,105,789
Diluted	7,184,484	7,138,279

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

						Accumulated
				Retained earnings		other
	Common stock		Paid-in	Statutory		comprehensive
	Shares	Amount	capital	reserves	Unrestricted	income	Total
BALANCE, January 1, 2010	6,989,640	$6,989	$34,580,096	$3,879,077	$12,574,906	$2,871,521	$53,912,589

Shares issued for services	64,380	66	472,459				472,525
Cashless exercise of warrants	107,899	107	1,511,497				1,511,604
Reclassification of stock purchase option to derivative liability			(779,674)				(779,674)
Foreign currency translation						2,281,501	2,281,501
Net income					14,091,284		14,091,284
Appropriation to statutory reserves				1,816,159	(1,818,900)	2,741	-

BALANCE, December 31, 2010	7,161,919	$7,162	$35,784,378	$5,695,236	$24,847,290	$5,155,763	$71,489,829
Foreign currency translation						2,955,344	2,955,344
Net income					13,657,640		13,657,640
Appropriation to statutory reserves				12,899	(12,899)		-

BALANCE, December 31, 2011	7,161,919	$7,162	$35,784,378	$5,708,135	$38,492,031	$8,111,107	$88,102,813

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,657,640	$14,091,284
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,347,090	847,662
Amortization	524,662	423,195
Provision for doubtful accounts	85,561	-
Provision for obsolete inventories	7,562	-
Common stock issued for services	-	472,525
Change in fair value of warrant/purchase option liability	(1,376,239)	612,883
Change in operating assets and liabilities
Accounts receivable	1,660,343	(434,233)
Inventories	(7,482,193)	(2,914,627)
Deposits and prepaid expenses	(13,228,025)	(4,654,016)
Other receivables	1,091,762	(725,280)
Accounts payable	724,579	(103,235)
Other payables and accrued expenses	1,813,456	158,422
Deposits from customers	123,215	(57,945)
Taxes payable	(608,350)	3,041
Net cash (used in) provided by operating activities	(1,658,937)	7,719,676

CASH FLOWS FROM INVESTING ACTIVITIES:

Long-term prepayments	(1,365,671)	-
Prepayment for asset acquisitions	-	(4,451,544)
Loans to third parties	(3,849,994)	(7,840,820)
Collection of loans to third parties	11,113,731	-
Purchases of plant and equipment	(524,574)	(4,126,954)
Payments on construction-in-progress	(7,028,129)	-
Net cash used in investing activities	(1,654,637)	(16,419,318)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in restricted cash	-	153
Proceeds from short-term loans	10,856,498	2,728,975
Repayment for short-term loans	(6,695,279)	(110,955)
Due (from) to related parties	(75,505)	31,374
Net cash provided by financing activities	4,085,714	2,649,547

EFFECT OF EXCHANGE RATE CHANGES ON CASH	388,997	238,528

INCREASE (DECREASE) IN CASH	1,161,137	(5,811,567)

CASH, beginning of year	5,887,831	11,699,398

CASH, end of year	$7,048,968	$5,887,831

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$362,713	$55,439
Cash paid for income taxes	$5,366,046	$3,130,855
Non-cash investing and financing activities
Long-term prepayment transferred to construction-in-progress	$3,895,580	$915,130
Construction-in-progress transferred to property, plant and equipment	$813,562	$10,838,131
Cashless exercise of warrants	$-	$1,511,604
Reclassification from equity to warrant liability	$-	$779,674
Long term prepayment transferred to Land Use Rights	$-	$4,441,437
Long term prepayment transferred to plant and equipment	$4,752,513	$1,952,463

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

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

On May 7, 2010, Fortunate Time formed Skystar Biotechnology (Kunshan) Co., Limited (“Skystar Kunshan”) in Kunshan, Jiangsu province, China with registered capital of $15,000,000, of which $2,250,000 was paid by Fortunate Time in cash, and of which the remaining $12,750,000 is due by May 7, 2012. Kunshan was formed in connection with an acquisition of assets to meet part of the registered capital requirements, and was intended to be a micro-organism manufacturing facility for the Company once the acquisition was complete. The asset acquisition was completed in September 2011, and the Company is in the process of transferring the assets acquired to meet part of the registered capital requirements.

On August 11, 2010, Sida became the parent company of Skystar Biotechnology (Jingzhou) Co., Limited (“Skystar Jingzhou”), a company established in Jingzhou, Hubei Province, China on February 5, 2010, with registered capital of approximately $3.8 million (RMB 26,000,000), of which approximately $3.5 million (RMB 23,480,000) has been paid. The remaining approximately $396,650 (RMB 2,520,000) is required to be invested by April 6, 2012. Skystar Jingzhou started production in the third quarter of 2010.

Current Developments

On March 15, 2011, Xi’an Tianxing formed Xi’an Sikaida Bio-products Co., Ltd. (“Xi’an Sikaida”) with registered capital of approximately $1,574,000 (RMB 10,000,000) paid by Xi’an Tianxing.

Hereinafter, Skystar, Skystar Cayman, Fortunate Time, Sida, Xi’an Tianxing, Skystar Kunshan, Kunshan Sikeda, Skystar Jingzhou, Shanghai Siqiang, and Xi’an Sikaida are sometimes collectively referred to as the “Company.”

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

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

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are completed. Actual results may differ from these estimates in amounts that may be material to the consolidated financial statements and accompanying notes. Significant estimates and assumptions made by the Company are used for, but not limited to the allowance for uncollectible receivables, obsolescence reserve against the inventory, tax provision and the fair value for derivatives instruments.

Foreign currency translation

The Company uses the United States dollar (“U.S. dollar”) for financial reporting purposes and the Chinese Renminbi (“RMB”) as its functional currency. The Company’s subsidiaries and VIEs maintain their books and records in their functional currency, being the primary currency of the economic environment in which their operations are conducted.

The Company translates the subsidiaries’ and VIEs’ assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet dates, and the statements of income and comprehensive income and cash flows are translated at average exchange rates during the reporting period. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the subsidiaries’ and VIEs’ financial statements are recorded as accumulated other comprehensive income.

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

December 31, 2011

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

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

Outstanding warrants and purchase options do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants and purchase options using the Black-Scholes Option Pricing Model (“Black-Scholes Model”) using the following assumptions:

	Warrants – (1)		Purchase Options – (2)
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Stock price	$2.74	$9.73	$2.74	$9.73
Exercise price	$5.00	$5.00	$8.11	$8.11
Annual dividend yield	-	-	-	-
Expected term (years)	0.16	1.16	2.50	3.50
Risk-free interest rate	0.01%	0.30%	0.25%	1.50%
Expected volatility	68%	51%	64%	180%

(1)	As of December 31, 2011 and 2010, 34,230 warrants with an exercise price of $5.00 were outstanding.

(2)	As of December 31, 2011 and 2010, 140,000 purchase options with an exercise price of $8.11 were outstanding.

Expected volatility is based on historical volatility. Historical volatility was computed using daily pricing observations for recent periods that correspond to the term of the warrants. The Company believes this method produces an estimate that is representative of future volatility over the expected term of these warrants and purchase options. The Company has no reason to believe future volatility over the expected remaining life of these warrants and purchase options is likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants and purchase options. The risk-free interest rate is based on U.S. Treasury securities according to the remaining term of the warrants and purchase options.

As required by the FASB’s accounting standards, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Depending on the product and the terms of the transaction, the fair values warrant/purchase option liability were modeled using a series of techniques, including closed-form analytic formula, such as the Black-Scholes Model, which does not entail material subjectivity because the methodology employed does not necessitate significant judgment, and the pricing inputs are observed from actively quoted markets.

The fair value of the 174,230 warrants and purchase options outstanding as of December 31, 2011 was determined using the Black-Scholes Model, utilizing level 2 inputs, and recorded the change in earnings. As a result, the warrant/purchase option liability is carried on the consolidated balance sheets at fair value. The Company recognized a gain of $1,376,239 and a loss of $612,883 for the year ended December 31, 2011 and 2010, respectively.

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2011:

	Carrying Value at December 31, 2011	Fair Value Measurement at December 31, 2011
		Level 1	Level 2	Level 3
Warrant/purchase option liability	$43,400	$—	$43,400	$—

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

Below is the reconciliation for the warrant/purchase option liability changes from December 31, 2010 to December 31, 2011.

Balance, December 31, 2009	$1,538,686
Less cashless exercise of warrants	(1,511,604)
Add options vested on June 20, 2010 (reclassified from equity)	779,674
Change in fair value	612,883
Balance, December 31, 2010	1,419,639
Change in fair value	(1,376,239)
Balance, December 31, 2011	$43,400

The net carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate their fair value due to the short-term nature of these instruments as well as the variable interest rate for short-term debt.

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a non-recurring basis in certain circumstances.  Generally, assets are recorded at fair value on a non-recurring basis as a result of impairment charges.  For the years ended December 31, 2011 and 2010, no impairment charges were incurred.

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

Shipping and handling costs related to costs of goods sold are included in selling expenses, which totaled $1,933,162 and $937,478 for the years ended December 31, 2011 and 2010, respectively.

The Company’s revenues and cost of revenues by product line were as follows:

	Years Ended December 31,
	2011	2010
Revenues
Micro-organism	$14,146,939	$11,543,988
Veterinary Medications	33,761,224	32,076,000
Feed Additives	2,559,914	1,953,416
Vaccines	2,320,202	1,982,979
Total Revenues	$52,788,279	$47,556,383

Cost of Revenues
Micro-organism	$4,034,629	$3,113,667
Veterinary Medications	20,684,170	17,870,668
Feed Additives	1,542,022	811,323
Vaccines	301,927	215,930
Total Cost of Revenues	26,562,748	22,011,588
Gross Profit	$26,225,531	$25,544,795

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

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

Estimated Useful Life
Buildings	10-40 years
Machinery and equipment	10 years
Computer, office equipment and furniture	5 years
Vehicles	5-10 years

Management assesses the carrying value of plant and equipment annually or more often when factors indicating impairment are present, and reduces the carrying value of such assets by the amount of the impairment. The Company determines the existence of such impairment by measuring the expected future cash flows (undiscounted) and comparing such amount to the net asset carrying value. An impairment loss, if it exists, is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Based on its review, management believes that, as of December 31, 2011 and 2010, there was no impairment for its plant and equipment.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

Construction-in-progress

Construction-in-progress includes direct costs of construction of a factory building. Interest incurred during the period of construction, if significant, is capitalized. All other interest is expensed as incurred. Construction-in-progress is not depreciated until such time as the asset is completed and put into service.

Intangible assets

Land Use Rights — Land use rights represent the amounts paid to acquire a long-term interest to utilize the land underlying the Company’s facilities. This type of arrangement is common for the use of land in the PRC. Land use rights are amortized on the straight-line method over the contractual lease terms.  The land use right granted to the Company’s Huxian facility was for 50 years.  The land use right granted to the Company’s Jingzhou facility was 30 years. The land use right granted to the Company’s Kunshan facility was for 41 years.

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

Impairment of Intangible Assets — the Company evaluates the carrying value of intangible assets annually or more often when factors indicating impairment are present. The Company determines the existence of such impairment by measuring the estimated future cash flows (undiscounted) and comparing such amount to the net asset carrying value. If the undiscounted cash flow estimated to be generated by any such intangible asset is less than its carrying amount, a loss is recognized based on the amount by which the carrying amount exceeds the intangible asset’s fair market value. Loss on intangible assets to be disposed of is determined in a similar manner, except that fair market values are reduced by the cost of disposal. Based on its review, the Company believes that, as of December 31, 2011, there was no impairment of its intangible assets.

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

December 31, 2011

Research and development costs

Research and development costs are charged to operations as incurred and include salaries, professional fees, and technical support fees related to such efforts.

Advertising costs

Advertising costs are charged to operations currently. Advertising costs for the years ended December 31, 2011 and 2010 were $2,156 and $46,385, respectively.

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. As of December 31, 2011, there are no unrecognized tax benefits, and the Company does not expect a significant change in tax benefits in the next 12 months.  Penalties and interest levied by taxing authorities, if any, are classified as income tax expense in the year incurred.  No significant penalties or interest relating to income taxes have been incurred during the years ended December 31, 2011 and 2010.

The Company’s operations are subject to income and transaction taxes in the United States and in the PRC jurisdictions. Significant estimates and judgments are required in determining the Company’s worldwide provision for income taxes. Some of these estimates are based on interpretations of existing tax laws or regulations. The ultimate amount of tax liability may be uncertain as a result.

According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational or other errors made by the taxpayer or the withholding agent.  The statute of limitations extends to five years under special circumstances. In the case of transfer pricing issues, the statute of limitations is ten years. There is no statute of limitations in the case of tax evasion. Accordingly, the income tax returns of the Company’s PRC operating subsidiaries for the years ended December 31, 2006 through 2011 are open to examination by the PRC state and local tax authorities.

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

December 31, 2011

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

Operating Segments

While the chief decision-makers monitor the revenue streams of the various products lines, operations are managed and financial performance is evaluated on a Company-wide basis.  Product lines are aggregated into one as operating results for all product lines are similar.  Accordingly, all of the major product lines (micro organism, veterinary medicine, feed additives and vaccines) are considered by management to be aggregated in one reportable operating segment.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

Recently issued accounting pronouncements

In May 2011, the FASB issued ASU No. 2011-04 – Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S.GAAP and IFRSs. The amendments in this update intend to converge requirements for how to measure fair value and for disclosing information about fair value measurements in US GAAP with International Financial Reporting Standards. For public entities, this ASU is effective for interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of the provisions in this update will have a significant impact on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05 – Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments in this update require (i) that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements (the current option to present components of other comprehensive income (“OCI”) as part of the statement of changes in stockholders’ equity is eliminated) and (ii) presentation of reclassification adjustments from OCI to net income on the face of the financial statements. For public entities, the amendments in this ASU are effective for years, and interim periods within those years, beginning after December 15, 2011. The amendments in this update should be applied retrospectively. Early adoption is permitted. The adoption of the provisions in this update did not have a significant impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11 —Balance Sheet (Topic 210). The objective of this update is to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company does not expect the adoption of the provisions in this update will have a significant impact on its consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-12 —Comprehensive Income (Topic 220). The amendments in this update supersede certain pending paragraphs in ASU No. 2011-05, to effectively defer only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. The amendments in this update are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The Company does not expect the adoption of the provisions in this update will have a significant impact on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

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

 Financial instruments which subject the Company to concentration of credit risk consist of cash and accounts receivable. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. The Company has not experienced any losses in such accounts. The Company provides unsecured credit terms for sales to certain customers.  As a result, there are credit risks with the accounts receivable balances.  The Company constantly re-evaluates the credit worthiness of customers buying on credit and maintains an allowance for doubtful accounts.

For the years ended December 31, 2011 and 2010, all of the Company’s sales occurred in the PRC. No customer accounted for 10% or more of the Company’s total revenues. All accounts receivable at December 31, 2011 and 2010 are from customers located in the PRC.

The Company’s five largest vendors accounted for approximately 61% of the Company’s total purchases for the year ended December 31, 2011, while the Company’s five largest vendors accounted for 54% of the Company’s total purchases for the year ended December 31, 2010.  As of December 31, 2011 and 2010, there were no amounts due to the five largest vendors.

The Company had one product that accounted for 23% and 26% of the Company’s total revenues for the years ended December 31, 2011 and 2010, respectively.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

Note 4 - ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	December 31, 2011	December 31, 2010
Account receivable	$3,830,171	$5,316,881
Allowance for doubtful accounts	(438,678)	(339,031)
Account receivable, net	$3,391,493	$4,977,850

The following table presents the movement of allowance for doubtful accounts:

Allowance January 1, 2010	$327,857
Addition	—
Recovery	—
Translation adjustment	11,174
Allowance December 31, 2010	339,031
Addition	86,908
Recovery	—
Translation adjustment	12,739
Allowance December 31, 2011	$438,678

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

Note 5 – INVENTORIES

Inventories consisted of the following:

	December 31, 2011	December 31, 2010

Raw materials	$12,646,663	$5,466,902
Packing materials	181,304	170,843
Work-in-process	22,559	23,071
Finished goods	2,171,238	1,721,943
Other	51,085	25,723
Total	15,072,849	7,408,482
Less: Allowance for obsolete inventories	(221,690)	(206,259)
Total	$14,851,159	$7,202,223

The Company periodically reviews its reserves for slow-moving and obsolete inventories. During the year ended December 31, 2011, the Company recorded write-downs of inventories of $774,165 (RMB 4,918,456). The inventory write-downs were predominantly the result of expired raw material and outdated packing material.

Note 6 - DEPOSITS AND PREPAID EXPENSES

Deposits and prepaid expenses were comprised of the following:

	December 31, 2011	December 31, 2010

Prepayment for raw materials purchases	$28,824,123	$15,967,236
Prepayment for packing materials purchases	402,838	767,623
Other	2,913,095	339,141
Total	$32,140,056	$17,074,000

As part of the Company’s strategy to reduce inventory costs, the Company maintains a balance for prepayment to suppliers in order to secure favorable pricing for raw materials.  As inventory is received throughout the year, this balance will fluctuate with the business operations.

As of December 31, 2011 and 2010, other deposits and prepaid expenses include prepaid income taxes of $2,162,070 and $0, respectively.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

Note 7 - PLANT AND EQUIPMENT, NET

Plant and equipment consisted of the following:

	December 31, 2011	December 31, 2010

Building and improvements	$25,866,428	$20,757,554
Machinery and equipment	5,675,995	3,640,635
Office equipment and furniture	320,498	256,690
Vehicles	588,436	566,718
Total	32,451,357	25,221,597
Less: accumulated depreciation	(4,074,798)	(2,608,484)
Plant and equipment, net	$28,376,559	$22,613,113

During the year ended December 31, 2011, an office building decoration project at the Company’s headquarter in Xi’an was completed and resulted in a transfer from construction-in-progress to building and improvements of approximately $336,349 (RMB 2,136,905).

During the year ended December 31, 2011, the Company has finished installing, tooling, and testing of equipment on Xi’an vaccine facility and resulted in a transfer from construction-in-progress to machinery and equipment of approximately $585,550 (RMB 3,720,142).

As of December 31, 2011, the Company completed the asset purchase of Kunshan facility, and approximately $4,827,346 (RMB 30,669,288) of long-term prepayments was transferred to building and improvements, machinery and equipment, and intangible assets.

Depreciation expense was $1,347,090 and $847,662 for the years ended December 31, 2011 and 2010, respectively.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

Note 8 - CONSTRUCTION-IN-PROGRESS

Construction-in-progress (“CIP”) relates to a plant being built in accordance with the PRC’s Good Manufacturing Practices (“GMP”) Standard.

Xi’an facility

We started constructing our Huxian vaccine facility in 2005, and it was completed in 2010 and resulted in a transfer to plant and equipment of $9,448,505. During the year ended December 31, 2011, the Company started two projects at the vaccine facility to modify air filtration, water treatment, and other facility changes based on recommendations by outside experts hired by the Company to advise on the GMP qualification process for the vaccine facility. The Company has finished installing, tooling, and testing of equipment on this facility and resulted in a transfer to plant and equipment of approximately $585,550 (RMB 3,720,142) during the year ended December 31, 2011. The facility is currently waiting for GMP certification from the Ministry of Agriculture. The Company expects the GMP certification process to be complete by the second half of 2012.

During the year ended December 31, 2011, the Company started a facility improvement project in the amount of approximately $314,800 (RMB 2,000,000) for the Huxian Animal Laboratory, and it was completed in 2011. The facility is a supporting project to the Huxian vaccine facility and is currently waiting for GMP certification from the Ministry of Agriculture. The Company expects the GMP certification process to be complete by the second half of 2012.

During the year ended December 31, 2011, the Company started a facility improvement project in the amount of $1,120,688 (RMB 7,120,000) at the Huxian veterinary medicine facility to prepare its GMP re-examination, which is expected to take place in the first half of 2012. The project includes a renovation project to clean 3,160 square feet in area and to replace or implement an exhaust ventilation system, color steel enclosure, process water piping, purification equipment, fire alarm, and combined air supply unit. As of December 31, 2011, this facility improvement was completed and is awaiting the GMP re-examination from Ministry of Agriculture. The Company expects that the GMP re-examination will be completed by the first half of 2012.

The Company also started an office building decoration project at its headquarter in Xi’an in the amount of $336,349 (RMB 2,136,905), and it was completed in 2011 and resulted in a transfer to building and improvement of $336,349 in 2011.

Jingzhou facility

During the year ended December 31, 2011, the Company started a facility improvement project in the amount of $1,656,301 (RMB 10,522,878) to expand production capacity at the Jingzhou facility. The project includes plant construction and water supply and drainage. The Company expects the project will be completed by the first half of 2012.

Kunshan facility

During the year ended December 31, 2010, the Kunshan micro-organism facility and some general facility improvements were completed and placed in service, which resulted in a transfer from Construction-in-Progress to plant and equipment of $1,389,602. As of December 31, 2011, the supporting project at the Kunshan facility that includes the construction and installation of plumbing, sewer, electrical, HVAC, fire protection and alarm system, drainage, office, lab, road construction, parking, and landscaping was more than 90% completed and is in the final stage of completion. The Company expects the project will be completed by the first half of 2012.

No depreciation is provided for construction-in-progress until such time as the assets are completed and placed into service.

The construction projects the Company was in the progress of completing are as follows:

	Total in CIP as of	Estimate cost to	Estimated	Estimated
Project	12/31/2011	Complete	Total Cost	Completion Date
Xi'an vaccine facility	$2,296,175	$-	$2,296,175	Second half of 2012
Xi'an animal laboratory	314,800	-	314,800	Second half of 2012
Xi'an veterinary medication facility	1,120,688		1,120,688	First half of 2012
Jingzhou facility	334,141	1,322,160	1,656,301	First half of 2012
Kunshan facility	4,773,251	149,746	4,922,997	First half of 2012
TOTAL CIP Balance	$8,839,055	$1,471,906	$10,310,961

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

As of December 31, 2011 and 2010, the Company had Construction-in-Progress amounting to $8,839,055 and $1,590,720, respectively. No interest expense was capitalized for construction-in-progress for the year ended December 31, 2011and 2010 as management determined the amount of capitalized interest would be insignificant.

Note 9 - LONG-TERM PREPAYMENTS

Long-term prepayments consisted of the following:

	December 31, 2011	December 31, 2010
R&D project	$314,800	$303,400
Construction deposit	920,790	455,100
Deposit for building and equipment purchase	277,227	695,726
Deposit for potential acquisitions	569,788	4,806,352
Total	$2,082,605	$6,260,578

As of December 31, 2011, deposits for building and equipment purchase of $277,227 represented deposits made for the purchase of equipment.

As of December 31, 2011 and 2010, deposits for potential acquisitions totaled $569,788 and $4,806,352, respectively, all of which was held by an unrelated third party engaged to facilitate the purchase of a Kunshan-based micro-organism manufacturing facility and other future potential acquisition for the Company. As of December 31, 2011, the Company completed the purchase of the Kunshan facility, and approximately $4,763,439 of long-term prepayments was transferred to plant and equipment, and intangible assets.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

Note 10 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	December 31, 2011	December 31, 2010

Land use rights	$4,761,352	$4,650,521
Technological know-how	2,203,600	2,123,800
Patents	314,800	303,400
Total	7,279,752	7,077,721
Less: accumulated amortization	(1,605,546)	(1,033,780)
Intangible assets, net	$5,674,206	$6,043,941

In 2009, the Company paid $1,259,200 (RMB 8,000,000) for the right of a fish disease vaccine technology for an eleven-year term from September 2009 through September 2020.  This amount was included in technological know-how at December 31, 2011 and 2010. The technology was transferred to the Company on June 17, 2010, and the Company began using such technology since that date and recorded the amortization expense based on the remaining term.

In 2010, land use rights increased by the Jingzhou acquisition totaling $1,312,212 and the Kunshan acquisition totaling $3,042,654.

The Company’s line of credit with Bank of East-Asia is secured by the Company’s land use rights in Huxian County, Shaanxi Province.

The Company’s one year loan with Industrial and Commercial Bank of China Songzi Branch (see Note 12) is secured by the Company’s land use rights in Jingzhou, Hubei Province.

For the years ended December 31, 2011 and 2010, the amortization expense for intangibles amounted to $524,662 and $423,195, respectively.

Amortization expense for the next five years and thereafter is as follows:

Years ending December 31,	Amount

2012	$397,954
2013	240,554
2014	240,554
2015	240,554
2016	240,554
Thereafter	4,314,036
Total	$5,674,206

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

Note 11 – LOANS RECEIVABLE

In December 2010, the Company provided two of its largest suppliers with a short term loan totaling $7,870,000 (RMB 50,000,000) at the prevailing interest rate of 5%.  The two suppliers, Fandike and Chenyue, are among the largest suppliers to the Company.  On March 15, 2011, the suppliers repaid the entire $7,870,000 (RMB 50,000,000) loan plus interest of $85,794 (RMB 553,650).

In August 2010, the Company issued an unsecured loan to an unrelated third party in the amount of $472,200 (RMB 3,000,000) for one year from August 10, 2010 through August 9, 2011, with an annual interest rate of 0.6%. During the year ended December 31, 2011, this unrelated party repaid the entire loan of $472,200 (RMB 3,000,000) plus interest of $2,789 (RMB 18,000).

In November 2010, the Company provided an unsecured non-interest bearing loan to Xi’an Tiantai Investment, Ltd., the Company’s acquisition advisor, in the amount of $188,880 (RMB 1,200,000) for two years from November 26, 2010 through November 25, 2012, As of December 31, 2011, this loan has not been repaid.

On January 4, 2011, the Company entered a loan agreement with Shaanxi Feilong Logistics Co., Ltd., one of its largest logistics providers, to lend up to $3,148,000 (RMB 20,000,000) to Feilong. This loan agreement expires within one year with an annual interest rate of 6%. During the year ended December 31, 2011, Feilong borrowed a total amount of $2,946,528 (RMB 18,720,000) from the Company. During the year ended December 31, 2011, Feilong repaid the entire $2,946,528 (RMB 18,720,000) loan plus interest of $162,708 (RMB 1,050,000).

As of December 31, 2011, the Company also had unsecured non-interest bearing short-term loans in the amount of $775,208 (RMB 4,925,082) due from other seven unrelated third parties.

Note 12 – SHORT-TERM LOANS

On August 24, 2010, the Company obtained a one year loan with Shaanxi Agricultural Yanta Credit Union for $787,000 (RMB 5,000,000) at an annual interest rate of 8.66%. This loan is secured by the Company’s office buildings located in Xi’an City. During the year ended December 31, 2011, the Company repaid the entire loan of $787,000 (RMB 5,000,000) plus interest.

The Company entered into a line of credit agreement with Bank of East-Asia that allows the Company to borrow up to $3,000,000 (RMB 20,000,000). This line of credit agreement expires within two years starting with the first withdrawal. The Company withdrew $486,366 (RMB 3,090,000), $534,215 (RMB 3,394,000), and $1,331,998 (RMB 8,462,500) on September 7, 2010, September 9, 2010, and October 12, 2010, respectively, at an annual interest rate determined by using the People's Bank of China floating benchmark lending rate over the same period plus 20% of that rate with interest due every three months starting on the date of the first withdrawal. This line of credit is secured by the Company’s land use right and manufacturing plant located in Huxian County. During the year ended December 31, 2011, the Company repaid $486,366 (RMB 3,090,000), $534,215 (RMB 3,394,000) and $1,331,998 (RMB 8,462,500) plus interest, respectively. On October 20, 2011, the Company borrowed $2,361,000 (RMB 15,000,000) from this line of credit. During the year ended December 31, 2011, the Company repaid entire balance of $2,361,000 (RMB 15,000,000) plus interest. As of December 31, 2011, there is no outstanding balance under this credit facility.

On March 24, 2011, the Company obtained a six month unsecured loan with Kunshan Agricultural Credit Union Rural Microfinance Limited for $787,000 (RMB 5,000,000) at an annual interest rate of 16%. During the year ended December 31, 2011, the Company repaid the entire loan of $787,000 (RMB 5,000,000) plus interest.

On May 5, 2011, the Company obtained a one year loan with Industrial and Commercial Bank of China Songzi Branch for $472,200 (RMB 3,000,000) at an annual interest rate determined by using the People's Bank of China floating benchmark lending rate over the same period plus 30% of that rate, which was 8.528% at December 31, 2011. During the year ended December 31, 2011, the Company repaid $157,400 (RMB 1,000,000) and subsequently borrowed back $157,400 (RMB 1,000,000). This loan is secured by the Company’s land use rights in Jingzhou, Hubei Province and guaranteed by the legal representative of Skystar Jingzhou.

During the year ended December 31, 2011, the Company obtained five short-term loans ranging from one month to three months with three third-party individuals for a total amount of $639,044 (RMB 4,060,000). These loans are non-interest bearing and are unsecured. During the year ended December 31, 2011, the Company repaid three loans totaling $513,124 (RMB 3,260,000).

On July 8, 2011, the Company obtained a one year loan with Chang’an Bank for $787,000 (RMB 5,000,000) at an annual interest rate of 8.203%. This loan is secured by the Company’s office buildings and its Chairman and CEO’s personal property located in Xi’an City, which includes an office building contributed by a shareholder in 2005 as additional capital of Xi’an Tianxing. As of December 31, 2011, the title to this property has not been passed to the Company. This loan is also personally guaranteed by the Company’s Chairman and CEO and his wife.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

On August 25, 2011, the Company obtained a one year loan with Shaanxi Agricultural Yanta Credit Union for $787,000 (RMB 5,000,000) at an annual interest rate of 9.411%. This loan is secured by the Company’s office buildings located in Xi’an City. This loan is also personally guaranteed by the Company’s Chairman and CEO.

On December 22, 2011, the Company obtained another one year loan with Shaanxi Agricultural Yanta Credit Union for $472,200 (RMB 3,000,000) at an annual interest rate of 9.411%. This loan is also secured by the Company’s office buildings located in Xi’an City. This loan is also personally guaranteed by the Company’s Chairman and CEO and his wife.

On December 1, 2011, the Company obtained a one year loan with Bank of Chengdu for $4,722,000 (RMB 30,000,000) at an annual interest rate determined by using the People's Bank of China floating benchmark lending rate over the same period plus 30% of that rate, which was 8.528% at December 31, 2011. This loan is secured by the Company’s land use right and manufacturing plant located in Huxian County.

Interest expense incurred and associated with the short-term loans amounted to $362,713 and $55,105 for the years ended December 31, 2011 and 2010, respectively, none of which has been capitalized as part of construction-in-progress in 2011 and 2010, respectively.

Outstanding short-term loans consisted of the following:

	December 31, 2010		December 31, 2011			Interest
Bank	Amt RMB	Amt USD	Amt RMB	Amt USD	Due Date	Rate
Bank of East Asia	14,946,500	$2,267,384	0	$0	09/06/12	6.372%
Shaanxi Agricultural Yanta Credit Union	5,000,000	758.500	0	0	08/23/11	8.658%
Chang’an Bank			5,000,000	787,000	07/07/12	8.203%
Shaanxi Agricultural Yanta Credit Union			5,000,000	787,000	08/24/12	9.411%
Shaanxi Agricultural Yanta Credit Union			3,000,000	472,200	12/21/12	9.411%
Third-party Individual			500,000	78,700	03/20/12	0%
Bank of Chengdu			30,000,000	4,722,000	11/30/12	(1)
Third-party Individual			300,000	47,220	03/25/12	0%
Commercial Bank of China Songzi Branch			3,000,000	472,200	05/04/12	(1)
Total	19,946,500	$3,025,884	46,800,000	$7,366,320

(1)	People's Bank of China floating benchmark lending rate over the same period plus 30%, which was 8.528% at December 31, 2011.

Note 13 - DEFERRED GOVERNMENT GRANT

Deferred government grant represents subsidies for Good Manufacturing Practice projects granted by various levels of the PRC government. To date, the Company received government subsidies totaling $1,180,500 (RMB 7,500,000), of which $787,000 (RMB 5,000,000) was granted by the PRC government, of which $157,400 (RMB 1,000,000) was re-paid on December 7, 2010, with the remaining amount to be repaid in 2012. The current portion of deferred government grant of $629,600 (RMB 4,000,000) is included in other payable in the current liabilities. $314,800 (RMB 2,000,000) was granted by Shaanxi provincial government, and $78,700 (RMB 500,000) was granted by Xi’an municipal government. The Shaanxi provincial government grant and Xi’an municipal government grant are not required to be repaid.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

Note 14 - CAPITAL TRANSACTIONS

Preferred stock

On June 25, 2009, the Company’s board of directors concluded that 2,000,000 shares of series “A” preferred stock issued in 2001 were not valid because no certificate of designation was filed prior to their issuance as required under Nevada corporate law. On December 21, 2009, the Company instructed its transfer agent to remove these preferred shares officially from its shareholder records. As of December 31, 2011 and December 31, 2010, no share of series “A” preferred stock were authorized or outstanding.

Stock-based compensation

On March 30, 2010, the Company agreed to issue 2,500 shares of common stock to a non-executive director in exchange for services unrelated to his services as a director at the fair market value of $11.74 per share based on the closing price on March 30, 2010. On April 16, 2010, the Company entered into another agreement to grant 10,000 shares of common stock to that director for his one year service from April 1, 2010. The closing price per share on the grant date was $10.61. The common stock compensation vests in four equal quarterly installments of 2,500 shares. Shares owed were accrued at the end of each quarter at the fair market value on the grant date of $10.61 per share. On August 31, 2011, the Company entered into another agreement to grant 36,000 shares of common stock to that director for his one year service from April 1, 2011. The closing price per share on the grant date was $2.58. The common stock compensation vests in four equal quarterly installments of 9,000 shares. Shares owed were accrued at the end of each quarter at the fair market value of the grant date at $2.58 per share. A total of $96,185 and $170,940 was charged to general and administrative expense for the year ended on December 31, 2011 and 2010, respectively. On October 25, 2010, 5,000 shares were issued to the director for the shares vested in the first two quarters of 2010. As of December 31, 2011, 34,500 shares were accrued for the shares vested and pending to be issued.

On May 26, 2009, the Company renewed a one year service agreement with its former CFO and agreed to issue 14,440 shares of common stock, which would vest in four equal installments of 3,610 shares every quarter starting August 5, 2009. Compensation expense is recognized on the straight-line method over the vesting period. On February 26, 2010, 10,830 shares were issued at the fair market value of $8.57. Effective April 16, 2010, the former CFO resigned, and the last installment of 3,610 shares was prorated to 2,880 shares. The Company issued the 2,880 common shares to the former CFO on October 25, 2010 at the fair market value of $7.81 per share. Total compensation expense of $0 and $25,781 were charged to general and administrative expenses for the year ended December 31, 2011 and 2010, respectively.

On May 26, 2009, the Company agreed to issue 5,556 shares of common stock to a director at the beginning of each term of his directorship. The trading value of the common stock on May 26, 2009 was $4.50 per share. The total value of $50,004 and $0 was charged to general and administrative expenses for the years ended December 31, 2011 and 2010, respectively. The Company issued 5,556 shares on February 26, 2010. As of December 31, 2011, 11,112 shares were accrued for the shares vested and pending to be issued. In accordance with the agreement between the Company and this director, this director must continue to serve as a member of the Board until his successor is duly elected and qualified in order to receive the shares. This director has continued in his position, and the Company is in the process of finalizing its agreement with this director and expects to complete this process shortly.

On July 29, 2011, the Company entered into a one-year employment agreement with its CFO. Under the agreement, he is entitled to receive an aggregate 8,000 shares of common stock, 4,000 shares of which shall be issuable on the 6 month anniversary and the remainder 4,000 shares of which shall be issuable on the 12 month anniversary. The closing price per share on the grant date was $4.20.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

A summary of changes in the Company’s non-vested shares for the year follows:

Non-vested Shares
Non-vested at January 1, 2010	-
Granted	10,000
Vested	10,000
Forfeited	-
Non-vested at December 31, 2010	-
Granted	55,112
Vested	38,112
Forfeited	-
Non-vested at December 31, 2011	17,000

As of December 31, 2011, there was $56,820 of total unrecognized compensation cost related to non-vested shares granted.  The total fair value of shares vested during the years ended December 31, 2011 and 2010 was $146,189 and $129,815, respectively, based on the closing price of the grant date.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

Warrants and purchase options

On February 28, 2007, in connection with a financing the Company issued 195,000 warrants to four investors with an exercise price of $6.00 per share for a term of three years (number of warrants and exercise price adjusted for 1-for-10 reverse stock split on May 12, 2009 and 2-for-1 forward stock split on November 16, 2009).  On the same date, the Company also issued warrants to the placement agent, exercisable for 114,100 shares of the Company’s common stock at a price of $5.00 per share for a five-year term (number of warrants and exercise price adjusted for 1-for-10reverse stock split on May 12, 2009 and 2-for-1 forward stock split on November 16, 2009).  For the year ended December 31, 2009, 56,846 warrants were exercised.  For the year ended December 31, 2010, there was a cashless exercise of 218,024 warrants. For the year ended December 31, 2010, no warrants were exercised.

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

	December 31, 2011	December 31, 2010
Expected term (year)	0.2 – 2.5	1.2 – 3.5
Expected volatility	64% - 68%	51% - 180%
Expected dividend yield	0%	0%
Risk-free rate	0.01% - 0.25%	0.3% - 1.5%

A summary of the Company’s warrant and purchase option activity in 2011 and 2010 follows:

	Number of warrants/purchase options	Weighted – average exercise price	Weighted- average remaining contractual term Years)
Outstanding at January 1, 2010	392,254	$5.57
Granted	-	-
Forfeited	-	-
Exercised	(218,024)	$5.72
Outstanding at December 31, 2010	174,230	$7.50
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding at December 31, 2011	174,230	$7.50	2.04
Vested and expected to vest at December 31, 2011	174,230	$7.50	2.04
Exercisable at December 31, 2011	174,230	$7.50	2.04

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

Equity Compensation Plan

On December 8, 2009, the Company’s board of directors approved a stock incentive plan for officers, directors, employees and consultants entitled the “Skystar Bio-Pharmaceutical Company 2010 Stock Incentive Plan” (the “2010 Plan”). The maximum number of shares that may be issued under the 2010 Plan is 700,000 shares of common stock. The 2010 Plan was approved by the Company’s stockholders on December 31, 2009, and awards may be granted thereunder until December 7, 2019. As of December 31, 2011, there are 690,000 shares of the Company’s common stock remaining available for future issuance under the Plan.

Note 15 - STATUTORY RESERVES

Statutory reserves represent restricted retained earnings. Based on the legal formation of the entities, all PRC entities are required to set aside 10% of net income as reported in their statutory accounts on an annual basis to the statutory surplus reserve fund. Once the total statutory surplus reserve reaches 50% of the entity’s registered capital, further appropriations are discretionary. The statutory surplus reserve can be used to increase the entity’s registered capital (upon approval by relevant government authorities) and eliminate its future losses under PRC regulatory requirements(upon a resolution by the board of directors). The statutory surplus reserve is not distributable to shareholders except in the event of liquidation. As of December 31, 2011, Xi’an Tianxing has met the statutory surplus reserve requirement, and $11,192,619 still needs to be transferred to the statutory surplus reserve from other Chinese subsidiaries.

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

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

The following table reconciles the U.S. statutory rates to the Company's effective tax rate for the years ended December 31, 2011 and 2010:

	For the year ended December 31,
	2011	2010

U.S. Statutory rate	34.0%	34.0%
Foreign income not recognized in the U.S.	(34.0)	(34.0)
China income tax rate	25.0	25.0
China income tax exemption	(10.0)	(10.0)
Other item (1)	2.4	3.6
Total provision for income taxes	17.4%	18.6%

(1)	Other item is for operating expenses incurred by Skystar that are not deductible in the PRC and expenses incurred by other subsidiaries that are not deductible on the consolidated level, which resulted in an increase in effective tax rate 2.4% and 3.6% for the years ended December 31, 2011 and 2010, respectively.

Taxes payable consisted of the following:

	December 31, 2011	December 31, 2010
Income taxes payable	$0	$432,722
Value added tax	110,880	203,684
Other taxes	49,201	113,430
Total	$160,081	$749,836

Skystar was incorporated in the United States. As of December 31, 2011, the estimated net operating loss carry forwards for U.S. income tax purposes amounted to $6,093,647, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, beginning in 2026 and through 2030. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s limited operating history and continuing losses for U.S. income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at December 31, 2011 and December 31, 2010. The valuation allowance at December 31, 2011 and 2010 was $2,071,840 and $1,781,954, respectively. The Company’s management reviews this valuation allowance periodically and makes adjustments as necessary. As of December 31, 2011, the Company has no other deferred tax amounts.

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $55 million as of December 31, 2011, which were included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

Note 17 - EARNINGS PER SHARE

The following is the calculation of earnings per share:

	For the years ended December 31,
	2011	2010
Net income	$13,657,640	$14,091,284

Weighted average shares used in basic computation	7,182,969	7,105,789
Dilutive effect of stock warrants and purchase options	1,515	32,490
Weighted average shares used in diluted computation	7,184,484	7,138,279

Earnings per share:

Basic	$1.90	$1.98
Diluted	$1.90	$1.97

For the years ended December 31, 2011 and 2010, the average stock price was greater than the exercise prices of warrants, which resulted in additional weighted-average common stock equivalents of 1,515 and 32,490, respectively. A total of 32,715 warrants and 140,000 stock options as of December 31, 2011 were anti-dilutive and therefore were excluded from the computation of diluted earnings per share.

Note 18 - RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

Amounts receivable from and payable to related parties are summarized as follows:

	December 31, 2011	December 31, 2010

Shares to be issued to related party (1)
Scott Cramer – non-executive director (2)	$149,235	$53,050
Mark D. Chen – non-executive director (3)	50,004	-
Total	$199,239	$53,050

Amounts due to (from) related parties

Scott Cramer – non-executive director and shareholder (4)	$147,877	$170,937
Officer, shareholder and other related party (5)	(91,604)	46,975
Total	$56,273	$217,912

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(1)	The Company records and reports stock-based compensation by measuring the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which services are received. As of December 31, 2011 and 2010, the shares to be issued to related parties included in the accrued expenses were $199,239 and $53,050, respectively.
(2)	As of December 31, 2011 and 2010, the Company had the obligation under an agreement to issue 34,500 and 5,000 shares of common stock, respectively, to Scott Cramer as compensation valued at $149,235 and $53,500 for being a representative of the Company in the United States for the period April 1, 2010 to March 31, 2012.
(3)	As of December 31, 2011, the Company had the obligation under an agreement to issue 11,112 shares of common stock to Mark D. Chen as compensation valued at $50,004 for being a director for his 2011 and 2010 terms of directorship.
(4)	As of December 31, 2011 and 2010, the Company had unpaid reimbursement and compensation due to Scott Cramer valued at $147,877 and $170,937, respectively.
(5)	The amount due to (from) officer, shareholders and other related party at December 31, 2011 and December 31, 2010 includes unpaid reimbursement and compensation and, advances to Mr. Weibing Lu and other related parties for business expenses.

Note 19 - COMMITMENTS AND CONTINGENCIES

(a)  Lease commitments

The Company recognizes lease expense on the straight-line basis over the term of the lease.

The Company entered into a tenancy agreement for the lease of factory premises in Sanqiao for a period of ten years from October 1, 2004 to December 31, 2014. The annual rent for the factory premises is subject to a 10% increase every two years starting October 1, 2009. As of December 31, 2011, the annual rent for the factory premises was adjusted to approximately $18,258 (RMB 116,000).

The Company leases office space in Xi’an from Mr. Weibing Lu, the Company’s Chairman and CEO, for a period of five years from January 1, 2007 to December 31, 2011, with annual rent of approximately $26,065 (RMB 165,600). In January 2012, the Company renewed the lease with Mr. Lu for another 5 years from January 1, 2012 to December 31, 2016 at rent of approximately $28,332 (RMB 180,000) per year.

The Company also entered into a tenancy agreement with Mr. Weibing Lu for the lease of Shanghai Siqiang’s office in Shanghai for a period of ten years from August 1, 2007 to August 1, 2017 with annual rent of approximately $22,666 (RMB 144,000).

The Company entered into a one year tenancy agreement for leasing Tianxing’s sales office space in Tianjin from April 21, 2010 to April 20, 2011 with annual rent of approximately $3,778 (RMB 24,000). The office was closed in 2011. There is no future lease liabilities related to this office.

The Company entered into a one year tenancy agreement for an office lease in Kunshan, Jiangsu Province from April 1, 2010 to March 31, 2011 with annual rent of approximately $3.778 (RMB 24,000). The lease expired without renewal. There is no future lease liabilities related to this lease.

The Company entered into a one year tenancy agreement for an office lease in Kunshan, Jiangsu Province from April 15, 2011 to April 14, 2012 with annual rent of approximately $3,022 (RMB 19,200).

The Company entered into a tenancy agreement for the lease of warehouse premises in Xi’an for a period of three years from July 20, 2011 to July 19, 2014 with annual rent of approximately $36,989 (RMB 235,000) subject to a 10% increase every two years starting July 20, 2013.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

The minimum future lease payments for the next five years and thereafter are as follows:

Period	Amount

Year ending December 31, 2012	$108,826
Year ending December 31, 2013	110,337
Year ending December 31, 2014	67,430
Year ending December 31, 2015	50,998
Year ending December 31, 2016 and thereafter	64,219
Total	$401,810

Rental expense for the years ended December 31, 2011 and 2010 amounted to $88,560 and $62,066, respectively.

(b)  Legal proceedings

From time to time, the Company is involved in legal matters arising in the ordinary course of business. Management currently is not aware of any legal matters or pending litigation which would have a significant effect on the Company’s consolidated financial statements as of December 31, 2011.

In May 2007, Andrew Chien filed suit against the Company, R. Scott Cramer, Steve Lowe, David Wassung and Weibing Lu in United States District Court for the District of Connecticut, alleging causes of action for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On July 17, 2008, in a decision that is now published, the court granted defendants’ motion to dismiss and subsequently dismissed the lawsuit, entering judgment on behalf of the defendants. Chien appealed the dismissal. Defendants filed a postjudgment motion for sanctions against Chien. On February 5, 2009, the court found the action filed by Chien to have been frivolous, and to have constituted a “substantial” violation of Rule 11, and imposed monetary sanctions on both Chien and his former attorney. Chien appealed the award of sanctions. All appeals, including the one referenced below concerning Chien’s second lawsuit, were subsequently consolidated. The Court of Appeals issued a Mandate upholding the decision granting defendant’s motion to dismiss and found that the District Court did not “abuse its discretion” in issuing sanctions against Chien in light of the circumstances and facts on record. This Mandate was entered on or about November 8, 2010.

Andrew Chien, proceeding pro se (i.e., he represented himself without an attorney), filed his second lawsuit against the Company, R. Scott Cramer, Steve Lowe, David Wassung and Weibing Lu in Connecticut Superior Court (which was removed to U.S. District Court) alleging causes of action similar to those alleged in his federal complaint described above as well as state law causes of action. The court held that all claims asserted against the defendants were barred and failed to state a claim on a multiplicity of grounds, including on the basis of res judicata. Defendants filed a second Motion for Sanctions under Rule 11 and the PSLRA, which was granted. Chien appealed the dismissal. The Court of Appeals for the Second Circuit consolidated all of Chien’s appeals from both of his lawsuits. On November 8, 2010, the Court of Appeals affirmed the dismissals and the awards of sanctions. On January 22, 2011, Chien filed a petition with the Supreme Court of the United States, appealing the lower court’s ruling. The Supreme Court denied review of the petition.

Andrew Chien, again proceeding pro se, commenced his third lawsuit against the Company, Scott Cramer, Steve Lowe, David Wassung, Weibing Lu (and also Weinberg & Company, P.A., Moore Stephens Wirth Frazer & Torbet, LLP, Frazer Frost, LLP, Crowe Horwath LLP, Richardson & Patel LLP, Kevin K. Leung, Harvey Kesner, and Jody M. Borrelli) alleging the same facts and circumstances as set forth in the above two matters, although adding the aforementioned accountants and lawyers as defendants to the claims. The matter commenced on August 8, 2011, and shortly thereafter was removed to U.S. District Court. On October 5, 2011, the court dismissed the entire action as to all defendants.  As in the two previous lawsuits, sanctions were issued against Chien.  Moreover, the District Court issued an order prohibiting Chien from filing any more lawsuits against the defendants without prior approval from the court.  Chien has appealed the court’s rulings to the United States Court of Appeals for the second circuit, where all defendants have filed motions to dismiss.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

Other than the above described legal proceedings, the Company is not aware of any legal matters in which any director, officer, or any owner of record or beneficial owner of more than five percent of any class of voting securities of the Company, or any affiliate of purchaser, or of any such director, officer, affiliate of the Company, or security holder, is a party adverse to the Company or has a material adverse interest to the Company. No provision has been made in the consolidated financial statements for the aforementioned matter

 (c)  Ownership of leasehold property

In 2005, a shareholder contributed a leasehold office building as additional capital of Xi’an Tianxing. However, as of December 31, 2011, title to this leasehold property has not passed to the Company. The Company does not believe there are any legal barriers for the shareholder to transfer the ownership to the Company. However, in the event that the Company fails to obtain the ownership certificate for the leasehold property, there is a risk that we may be required to vacate the building. Management believes that this possibility is remote, and, as such, no provision has been made in the consolidated financial statements for this potential occurrence.

(d) R&D project

In 2008, Xi’an Tianxing contracted with Northwestern Agricultural Technology University to work jointly on an R&D project concerning the application of nano-technology in the prevention of major milk cow disease. The total projected budget for this project is approximately $629,600 (RMB 4,000,000), which is to be paid according to completed stages of the project. The project reached trial stage in September 2009. As of December 31, 2011, the Company incurred approximately $464,880 (RMB 3,000,000) of cumulative expenses relating to this project.

In 2009, Xi’an Tianxing contracted with the Fourth Military Medical University to jointly work on an R&D project on fish diseases linked immunosorbent detection kit and fish diseases multi-linked monoclonal antibody therapeutic agents. The contracted amount for this project is approximated $944,400 (RMB 6,000,000). As of December 31, 2011, the Company has incurred approximately $526,864 (RMB 3,400,000) of cumulative expenses relating to this project.

During the first quarter of 2011, Xi’an Tianxing contracted with the Fourth Military Medical University to jointly work on an R&D project to develop new treatment and diagnosis method for Mycoplasmal pneumonia of swine. The project term is from January 2011 through September 2013. The cost to the Company for the initial phase is approximately $314,800 (RMB 2,000,000), of which $77,480 (RMB 500,000) has been incurred during the year ended December 31, 2011.

During the second quarter of 2011, Xi’an Tianxing launched four new R&D projects to develop ceftiofur sodium for injection (powder for injection), a sulfuric acid injection neostigmine, dexamethasone sodium phosphate injection, and houttuynia preparation of compound application in weaning piglets. The projected budget for the R&D project of ceftiofur sodium for injection (powder for injection) is approximately $550,900 (RMB 3,500,000), of which approximately $427,690 (RMB 2,760,000) has been incurred during the year ended December 31, 2011.The projected budget for the R&D project of a sulfuric acid injection neostigmine is approximately $472,200 (RMB 3,000,000), of which approximately $263,443 (RMB 1,700,071) has been incurred during the year ended December 31, 2011. The projected budget for the R&D project of dexamethasone sodium phosphate injection is approximately $550,900 (RMB 3,500,000), of which $453,446 (RMB 2,926,215) has been incurred during the year ended December 31, 2011. The projected budget for the R&D project of houttuynia preparation of compound application in weaning piglets is approximately $708,300 (RMB 4,500,000), of which $665,341 (RMB 4,293,630) has been incurred during the year ended December 31, 2011.

In addition, the Company also launched various R&D projects in 2011 on veterinary products formula adjustment, pet drug development and fermentation engineering design and development and lab tests. For the year ended December 31, 2011, approximately $833,952 (RMB 5,381,727) has been incurred related tor these projects and lab tests.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

R&D projects are summarized as follows:

Project	Amount incurred as of 12/31/2011	Amount expected to be incurred	Total amount of project
Project with the Fourth Military Medical University (1)	$526,864	$409,240	$944,400
Project with Northwestern Agricultural Technology University (2)	464,880	157,400	629,600
Project with the Fourth Military Medical University (3)	77,480	236,100	314,800
In-house R&D project (4)	427,690	116,476	550,900
In-house R&D project (5)	263,443	204,609	472,200
In-house R&D project (6)	453,446	90,314	550,900
In-house R&D project (7)	665,341	32,483	708,300
Other in-house R&D projects (8)	833,952	15,740	862,824
TOTAL	$3,713,096	$1,262,362	$5,033,924

(1) Project for fish diseases linked immunosorbent detection kit and fish diseases multi-linked monoclonal antibody therapeutic agents

(2) Project for application of nano-technology in the prevention of major milk cow disease

(3) Project for new treatment and diagnosis method for Mycoplasmal pneumonia of swine

(4) Project for ceftiofur sodium for injection (powder for injection)

(5) Project for sulfuric acid injection neostigmine

(6) Project for dexamethasone sodium phosphate injection

(7) Project for houttuynia preparation of compound application in weaning piglets

(8) Other projects for veterinary products formula adjustment, pet drug development and fermentation engineering design and development and lab tests

(e) Registered capital commitment

Skystar Kunshan’s remaining registered capital of $12,750,000 is required to be invested by May 7, 2012. As of December 31, 2011, the asset acquisition of Kunshan facility was completed. We are in the process of getting the government’s approval to transfer the asset purchased to satisfy some of our registered capital commitment. As of the date of this report, we have not received the approval. Skystar Jingzhou has remaining registered capital of $396,650 (RMB 2,520,000), which is required to be invested by April 6, 2012.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

Note 20 - RESTRICTED NET ASSETS

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

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

SKYSTAR BIO-PHARMACEUTICAL COMPANY

PARENT COMPANY STATEMENTS OF OPERATIONS

	Years ended December 31,
	2011	2010

REVENUE, net	$-	$-

OPERATING EXPENSES:
Salaries and Consulting Expenses	361,972	519,034
General and administrative	713,770	1,131,339

Total operating expenses	1,075,742	1,650,373

LOSS FROM OPERATIONS	(1,075,742)	(1,650,373)

OTHER INCOME (EXPENSE):
Interest income	(2,608)	375
Change in fair value of warrant/purchase option liability	1,376,239	(612,883)
Other income	21,426	-
Total other expense, net	1,395,057	(612,508)

INCOME (LOSS) ATTRIBUTABLE TO PARENT ONLY	319,315	(2,262,881)

EQUITY IN EARNINGS OF SUBSIDIARIES	13,338,325	16,354,165

NET INCOME AVAILABLE TO SHAREHOLDERS	$13,657,640	$14,091,284

SKYSTAR BIO-PHARMACEUTICAL COMPANY

PARENT COMPANY BALANCE SHEETS

	December 31,	December 31,
	2011	2010

ASSETS

CURRENT ASSETS:
Cash	$12,508	$224,372
Prepaid expenses and other current assets	256,000	-
Total current assets	268,508	224,372

Investment in and advances to subsidiaries	81,152,433	69,116,404
Total assets	$81,420,941	$69,340,776

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$440,977	$158,677
Salary and consulting fees payable	344,888	162,858
Other payable	290,391	170,937
Total current liabilities	1,076,256	492,472

OTHER LIABILITIES:
Warrant/purchase option liability	43,400	1,419,639
Total liabilities	1,119,656	1,912,111

SHAREHOLDERS' EQUITY	80,301,285	67,428,665
Total liabilities and shareholders' equity	$81,420,941	$69,340,776

SKYSTAR BIO-PHARMACEUTICAL COMPANY

PARENT COMPANY STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income available to shareholders	$13,657,640	$14,091,284
Adjustments to reconcile net income to net cash used in operating activities:
Equity in earnings of subsidiaries	(13,338,325)	(16,354,165)
Common stock issued for services	-	475,525
Change in fair value of warrant/purchase option liability	(1,376,239)	612,883
Change in operating assets and liabilities
Prepaid expenses and other current assets	(256,000)	193,177
Salary and consulting fee payable	182,030	162,858
Accounts payable and accrued expenses	282,300	59,460
Other payables	517,276	(299,993)
Net cash used in operating activities	(331,318)	(1,058,971)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in subsidiaries	-	(2,299,949)
Net cash used in investing activities	-	(2,299,949)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to related parties	119,454	-
Net cash provided by financing activities	119,454	-

DECREASE IN CASH	(211,864)	(3,358,920)

CASH, beginning of year	224,372	3,583,292

CASH, end of year	$12,508	$224,372

The condensed parent company financial statements have been prepared using the equity method to account for its subsidiaries. Refer to the consolidated financial statements and notes presented above for additional information and disclosures with respect to these financial statements.

