Form 10-Q
period 2012-03-31
SKYSTAR BIO-PHARMACEUTICAL CO
filed 2012-05-15
CIK 1076939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

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

As of May 10, 2012, the Registrant had 7,604,800 shares of common stock outstanding.

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

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012 (Unaudited)	2011
ASSETS
CURRENT ASSETS:
Cash	$9,386,584	$7,048,968
Accounts receivable, net of allowance for doubtful accounts of $480,237 (Unaudited) and $438,678 as of March 31, 2012 and December 31, 2011, respectively	5,783,831	3,391,493
Inventories	13,962,087	14,851,159
Deposits, prepaid expenses and other receivables	34,914,476	32,648,448
Loans receivable	981,699	964,088
Total current assets	65,028,677	58,904,156

PLANT AND EQUIPMENT, NET	28,273,028	28,376,559

CONSTRUCTION-IN-PROGRESS	9,434,227	8,839,055

OTHER ASSETS:
Long-term prepayments	1,189,788	1,512,817
Long-term prepayments for acquisitions	652,609	569,788
Intangible assets, net	5,610,135	5,674,206
Total other assets	7,452,532	7,756,811
Total assets	$110,188,464	$103,876,581

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,046,341	$1,047,067
Other payable and accrued expenses	6,059,237	5,274,598
Short-term loans	7,476,480	7,366,320
Deposits from customers	1,640,457	1,432,529
Taxes payable	1,585,156	160,081
Due to related parties	380,669	56,273
Total current liabilities	19,188,340	15,336,868

OTHER LIABILITIES:
Deferred government grant	396,000	393,500
Warrant/purchase option liability	37,800	43,400
Total other liabilities	433,800	436,900
Total liabilities	19,622,140	15,773,768

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 50,000,000 shares authorized, No Series “A” shares authorized. 48,000,000 Series “B” shares authorized. No Series “B” shares issued and outstanding
Common stock, $0.001 par value, 40,000,000 shares authorized, 7,161,919 shares issued and outstanding as of March 31, 2012 (Unaudited) and December 31, 2011	7,162	7,162
Paid-in capital	35,784,378	35,784,378
Statutory reserves	5,708,135	5,708,135
Retained earnings	40,396,785	38,492,031
Accumulated other comprehensive income	8,669,864	8,111,107
Total shareholders’ equity	90,566,324	88,102,813
Total liabilities and shareholders’ equity	$110,188,464	$103,876,581

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Unaudited)

	Three Months Ended March 31,
	2012	2011

REVENUE, net	$7,926,337	$7,086,954

COST OF REVENUE	3,643,658	3,491,346

GROSS PROFIT	4,282,679	3,595,608

OPERATING EXPENSES:
Research and development costs	3,654	287,472
Selling expenses	705,616	369,404
General and administrative expenses	1,105,435	1,294,798
Total operating expenses	1,814,705	1,951,674

INCOME FROM OPERATIONS	2,467,974	1,643,934

OTHER INCOME (EXPENSE):
Other income, net	53,760	182
Interest income (expense), net	(153,612)	29,672
Change in fair value of warrant/purchase option liability	5,600	735,494
Total other income (expense), net	(94,252)	765,348

INCOME BEFORE PROVISION FOR INCOME TAXES	2,373,722	2,409,282

PROVISION FOR INCOME TAXES	468,968	477,450

NET INCOME	1,904,754	1,931,832

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	558,757	465,593

COMPREHENSIVE INCOME	$2,463,511	$2,397,425

EARNINGS PER SHARE:
Basic	$0.26	$0.27
Diluted	$0.26	$0.27

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic	7,210,256	7,166,919
Diluted	7,210,256	7,179,309

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (Unaudited)

	Three months ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,904,754	$1,931,832

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	343,129	332,428
Amortization	100,373	230,922
Provision for doubtful accounts	38,869	-
Change in fair value of warrant/purchase option liability	(5,600)	(735,494)
Change in operating assets and liabilities
Accounts receivable	(2,415,647)	(757,356)
Inventories	985,908	(6,826,437)
Deposits, prepaid expenses and other receivables	(2,144,356)	(2,603,343)
Accounts payable	980,926	197,277
Other payable and accrued expenses	606,331	360,449
Deposits from customers	199,329	14,989
Taxes payable	1,427,655	1,566,418

Net cash provided by (used in) operating activities	2,021,671	(6,288,315)

CASH FLOWS FROM INVESTING ACTIVITIES:

Payments of long-term prepayments	-	(451,722)
Loans receivables	(11,515)	-
Collection of loans receivables	-	7,609,000
Purchases of plant and equipment	(54,965)	(22,275)
Purchases of intangible assets	-	(38,045)
Payments on construction-in-progress	(44,940)	(634,222)

Net cash (used in) provided by investing activities	(111,420)	6,462,736

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	63,520	1,257,007
Due to related parties	326,061	62,834
Net cash provided by financing activities	389,581	1,319,841

EFFECT OF EXCHANGE RATE CHANGES ON CASH	37,784	21,296

INCREASE IN CASH	2,337,616	1,515,558

CASH, beginning of period	7,048,968	5,887,831

CASH, end of period	$9,386,584	$7,403,389

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$152,583	$54,409
Non-cash investing and financing activities
Long-term prepayment transferred to construction-in-progress	$333,480	$421,843
Construction-in-progress transferred to property, plant and equipment	$3,633	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

						Accumulated
				Retained earnings		other
	Common stock		Paid-in	Statutory		comprehensive
	Shares	Amount	capital	reserves	Unrestricted	income	Total
BALANCE, December 31, 2011	7,161,919	$7,162	$35,784,378	$5,708,135	$38,492,031	$8,111,107	$88,102,813

Foreign currency translation	-	-	-	-	-	558,757	558,757
Net income	-	-	-	-	1,904,754	-	1,904,754

BALANCE, March 31, 2012	7,161,919	$7,162	$35,784,378	$5,708,135	$40,396,785	$8,669,864	$90,566,324

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

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

On May 7, 2010, Fortunate Time formed Skystar Biotechnology (Kunshan) Co., Limited (“Skystar Kunshan”) in Kunshan, Jiangsu province, China with registered capital of $15,000,000, of which $2,250,000 was paid by Fortunate Time in cash, and of which the remaining $12,750,000 is required to be invested in the future. Kunshan was formed in connection with an acquisition of assets to meet part of the registered capital requirements, and was intended to be a micro-organism manufacturing facility for the Company once the acquisition was complete. The asset acquisition was completed in September 2011, and the Company is in the process of transferring the assets acquired to meet part of the registered capital requirements.

On August 11, 2010, Sida became the parent company of Skystar Biotechnology (Jingzhou) Co., Limited (“Skystar Jingzhou”), a company established in Jingzhou, Hubei Province, China on February 5, 2010, with registered capital of approximately $4.1 million (RMB 26,000,000), of which approximately $3.7 million (RMB 23,480,000) has been paid. The remaining approximately $399,168 (RMB 2,520,000) is required to be invested by April 6, 2012. As of the date of this report, the Company has not made this investment.  Skystar Jingzhou is currently in the process of getting the government's approval and will fulfill the requirement of remaining capital of $399,168 (RMB 2,520,000) thereafter. The company expects the process will be completed by the end of the 2nd quarter of 2012.

On March 15, 2011, Xi’an Tianxing formed Xi’an Sikaida Bio-products Co., Ltd. (“Xi’an Sikaida”) with registered capital of approximately $1,584,000 (RMB 10,000,000) paid by Xi’an Tianxing.

Hereinafter, Skystar, Skystar Cayman, Fortunate Time, Sida, Xi’an Tianxing, Skystar Kunshan, Kunshan Sikeda, Skystar Jingzhou, Shanghai Siqiang, and Xi’an Sikaida are sometimes collectively referred to as the “Company.”

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles (“U.S. GAAP”) applicable to interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The accompanying results of operations are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2012. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto of the Company, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the Securities and Exchange Commission (“SEC”).

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

Outstanding warrants and purchase options do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants and purchase options using the Black-Scholes Option Pricing Model (“Black-Scholes Model”) using the following assumptions:

	Warrants – (1)		Purchase Options – (2)
	March 31, (2012	December 31, 2011	March 31, 2012	December 31, 2011
Stock price	$-	$2.74	$2.69	$2.74
Exercise price	$-	$5.00	$8.11	$8.11
Annual dividend yield	-	-	-	-
Expected term (years)	-	0.16	2.25	2.50
Risk-free interest rate	-	0.01%	0.33%	0.25%
Expected volatility	-	68%	65%	64%

(1)	As of December 31, 2011, 34,230 warrants with an exercise price of $5.00 were outstanding. All of these warrants expired on February 28, 2012. As of March 31, 2012, none of these warrants was outstanding.

(2)	As of December 31, 2011, 140,000 purchase options with an exercise price of $8.11 were outstanding. As of March 31, 2012, 140,000 of these options were outstanding.

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

The fair value of the 140,000 purchase options outstanding as of March 31, 2012 was determined using the Black-Scholes Model, utilizing level 2 inputs, and recorded the change in earnings. As a result, the warrant/purchase option liability is carried on the consolidated balance sheets at fair value. The Company recognized gains of $5,600 and $735,494 for the three months ended March 31, 2012 and 2011, respectively.

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2012:

	Carrying Value at March 31,	Fair Value Measurement at March 31, 2012
	2012	Level 1	Level 2	Level 3
Purchase option liability (unaudited)	$37,800	$—	$37,800	$—

Below is the reconciliation for the warrant/purchase option liability changes from December 31, 2011 to March 31, 2012.

Balance, December 31, 2011	43,400
Change in fair value	(5,600)
Balance, March 31, 2012	$37,800

The net carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate their fair value due to the short-term nature of these instruments as well as the variable interest rate for short-term debt.

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a non-recurring basis.  Generally, assets are recorded at fair value on a non-recurring basis as a result of impairment charges.  For the three months ended March 31, 2012, there were no impairment charges.

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

There are two types of sales upon which revenue is recognized:

a.	Credit sales: revenue is recognized when the products have been delivered to the customers.

b.	Full payment before delivering: Cash received is recorded as “deposits from customers” and revenue is recognized when the products have been delivered to the customers.

Shipping and handling costs related to costs of goods sold are included in selling expenses, which totaled $383,703 and $194,216 for the three months ended March 31, 2012 and 2011, respectively.

The Company’s revenues and cost of revenues by product line were as follows:

	Three Months Ended March 31,
	2012	2011
Revenues
Micro-organism	$3,135,040	$1,596,094
Veterinary Medications	3,008,587	4,865,047
Feed Additives	1,034,772	326,407
Vaccines	747,938	299,406
Total Revenues	$7,926,337	$7,086,954

Cost of Revenues
Micro-organism	$906,841	$494,182
Veterinary Medications	1,792,647	2,821,906
Feed Additives	849,884	140,866
Vaccines	94,286	34,392
Total Cost of Revenues	3,643,658	3,491,346
Gross Profit	$4,282,679	$3,595,608

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

Management assesses the carrying value of plant and equipment annually or more often when factors indicating impairment are present, and reduces the carrying value of such assets by the amount of the impairment. The Company determines the existence of such impairment by measuring the expected future cash flows (undiscounted) and comparing such amount to the net asset carrying value. An impairment loss, if it exists, is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Based on its review, management believes that, as of March 31, 2012 and December 31, 2011, there was no impairment for its plant and equipment.

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

Impairment of Intangible assets — the Company evaluates the carrying value of intangible assets annually or more often when factors indicating impairment are present. The Company determines the existence of such impairment by measuring the estimated future cash flows (undiscounted) and comparing such amount to the net asset carrying value. If the undiscounted cash flow estimated to be generated by any such intangible asset is less than its carrying amount, a loss is recognized based on the amount by which the carrying amount exceeds the intangible asset’s fair market value. Loss on intangible assets to be disposed of is determined in a similar manner, except that fair market values are reduced by the cost of disposal. Based on its review, the Company believes that, as of March 31, 2012 and December 31, 2011, there was no impairment of its intangible assets.

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. As of March 31, 2012, there are no unrecognized tax benefits, and the Company does not expect a significant change in tax benefits in the next 12 months.  Penalties and interest levied by taxing authorities, if any, are classified as income tax expense in the year incurred.  No significant penalties or interest relating to income taxes have been incurred during the three months ended March 31, 2012 and 2011.

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

For the three months ended March 31, 2012 and 2011, all of the Company’s sales occurred in the PRC. No major customers accounted for more than 10% of the Company’s total revenues. All accounts receivable at March 31, 2012 and December 31, 2011 are from customers located in the PRC.

The Company’s six largest vendors accounted for approximately 85% and 73% of the Company’s total purchases, respectively, for the three months ended March 31, 2012 and 2011.

The Company had one product that accounted for 23% and 15% of the Company’s total revenues for the three months ended March 31, 2012 and 2011, respectively.

Note 4 - ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	March 31, 2012	December 31, 2011
Account receivable	$6,264,068	$3,830,171
Allowance for doubtful accounts	(480,237)	(438,678)
Account receivable, net	$5,783,831	$3,391,493

The following table presents the movement of allowance for doubtful accounts:

Allowance for doubtful accounts, January 1, 2012	438,678
Addition	38,869
Recovery	—
Translation adjustment	2,690
Allowance for doubtful accounts, March 31, 2012	$480,237

 Note 5 – INVENTORIES

Inventories consist of the following:

	March 31, 2012	December 31, 2011
Raw materials	$12,341,645	12,646,663
Packing materials	231,596	181,304
Work-in-process	5,218	22,559
Finished goods	1,554,507	2,171,238
Other	52,219	51,085
Total	14,185,185	15,072,849
Less: Allowance for obsolete inventories	(223,098)	(221,690)
Total	$13,962,087	14,851,159

The Company periodically reviews its reserves for slow-moving and obsolete inventories.

Note 6 - DEPOSITS, PREPAID EXPENSES AND OTHER RECEIVABLES

Deposits and prepaid expenses are comprised of the following:

	March 31, 2012	December 31, 2011
Prepayment for raw materials purchasing	$31,521,801	$28,824,123
Prepayment for packaging materials purchasing	366,792	402,838
Prepayment for enterprise income taxes	1,708,019	2,162,070
Other receivables	655,918	508,392
Other	661,946	751,025
Total	$34,914,476	$32,648,448

As part of the Company’s strategy to reduce inventory costs, the Company maintains a balance for prepayment to suppliers in order to secure favorable pricing for raw materials.  As inventory is received throughout the year, this balance will fluctuate with the business operations.

Note 7 - PLANT AND EQUIPMENT, NET

Plant and equipment consist of the following:

	March 31, 2012	December 31, 2011
Building and improvements	$26,030,763	$25,866,428
Machinery and equipment	5,764,470	5,675,995
Office equipment and furniture	328,571	320,498
Vehicles	592,175	588,436
Total	32,715,979	32,451,357
Less: accumulated depreciation	(4,442,951)	(4,074,798)
Plant and equipment, net	$28,273,028	$28,376,559

Depreciation expense was $343,129 and $332,428 for the three months ended March 31, 2012 and 2011, respectively.

Note 8 - CONSTRUCTION-IN-PROGRESS

Construction-in-progress (“CIP”) relates to a plant being built in accordance with the PRC’s Good Manufacturing Practices (“GMP”) Standard.

Xi’an facility

We started constructing our Huxian vaccine facility in 2005, and it was completed in 2010 and resulted in a transfer to plant and equipment of $9,448,505. In 2011, the Company started two projects at the vaccine facility to modify air filtration, water treatment, and other facility changes based on recommendations by outside experts hired by the Company to advise on the GMP qualification process for the vaccine facility. The Company has finished installing, tooling, and testing of equipment on this facility and resulted in a transfer to plant and equipment of approximately $589,270 (RMB 3,720,142) in 2011. As of March 31, 2012, the facility had a total in construction-in-progress of $2,360,086 (RMB 14,899,533). The facility is currently waiting for GMP certification from the Ministry of Agriculture. The Company expects the GMP certification process to be complete by the second half of 2012.

In 2011, the Company started a facility improvement project in the amount of approximately $316,800 (RMB 2,000,000) for the Huxian Animal Laboratory, and it was completed in 2011. The facility is a supporting project to the Huxian vaccine facility and is currently waiting for GMP certification from the Ministry of Agriculture. The Company expects the GMP certification process to be complete by the second half of 2012.

In 2011, the Company started a facility improvement project in the amount of $1,127,808 (RMB 7,120,000) at the Huxian veterinary medicine facility to prepare its GMP re-examination, which is expected to take place in the first half of 2012. The project includes a renovation project to clean 3,160 square feet in area and to replace or implement an exhaust ventilation system, color steel enclosure, process water piping, purification equipment, fire alarm, and combined air supply unit. This facility improvement was completed in 2011 and is awaiting the GMP re-examination from Ministry of Agriculture. The Company expects that the GMP re-examination will be completed during the 3rd quarter of 2012.

Jingzhou facility

In 2011, the Company started a facility improvement project to expand production capacity at the Jingzhou facility. The project includes plant construction and water supply and drainage and has an estimated total cost of $2,005,819 (RMB 12,663,000). As of March 31, 2012, the project was still under construction. The Company expects the project will be completed by the second half of 2012.

Kunshan facility

In 2010, the Kunshan micro-organism facility and some general facility improvements were completed and placed in service, which resulted in a transfer from Construction-in-Progress to plant and equipment of $1,389,602. In 2011, the Company started a supporting project at the Kunshan facility that includes the construction and installation of plumbing, sewer, electrical, HVAC, fire protection and alarm system, drainage, office, lab, road construction, parking, and landscaping. As of March 31, 2012, the facility had a total in construction-in-progress of $4,954,274 (RMB 31,276,982). The construction and installation were completed and the project will be inspected and accepted shortly. The Company expects the project will be completed by June 2012. We anticipate that Kunshan plant will start small-scale production in the second half of 2012. However, we don’t expect that will bring significant impact to our revenue in 2012 as a whole.

No depreciation is provided for construction-in-progress until such time as the assets are completed and placed into service.

The construction projects the Company was in the progress of completing are as follows:

	Total in CIP as of	Estimate cost to	Estimated	Estimated
Project	3/31/2012	Complete	Total Cost	Completion Date
Xi'an vaccine facility	$2,360,086	$-	$2,360,086	Second half of 2012
Xi'an animal laboratory	316,800	-	316,800	Second half of 2012
Xi'an veterinary medication facility	1,127,808	-	1,127,808	The 3rd Quarter of 2012
Jingzhou facility	675,259	1,330,560	2,005,819	Second half of 2012
Kunshan facility	4,954,274	-	4,954,274	June 2012
TOTAL CIP Balance	$9,434,227	$1,330,560	$10,764,787

As of March 31, 2012 and December 31, 2011, the Company had construction in progress amounting to $9,434,227 and $8,839,055, respectively. No interest expense had been capitalized for construction in progress for the three months ended March 31, 2012 and 2011 as management determined the amount of capitalized interest would be insignificant.

Note 9 - LONG-TERM PREPAYMENTS

Long-term prepayments consist of the following:

	March 31, 2012	December 31, 2011
R&D project	$316,800	$314,800
Construction deposit	594,000	960,140
Deposit for equipment purchase	278,988	237,877
Deposit for potential asset acquisitions	652,609	569,788
Total	$1,842,397	$2,082,605

As of March 31, 2012 and December 31, 2011, deposits for potential acquisitions totaled $652,609 and $569,788, respectively, all of which was held by an unrelated third party engaged to facilitate potential acquisition projects.

Note 10 – INTANGIBLE ASSETS

Intangible assets consist of the following:

	March 31, 2012	December 31, 2011
Land use rights	$4,791,602	$4,761,352
Technological know-how	2,217,600	2,203,600
Patents	316,800	314,800
Total	7,326,002	7,279,752
Less: accumulated amortization	(1,715,867)	(1,605,546)
Intangible assets, net	$5,610,135	$5,674,206

The Company’s one year loan with Industrial and Commercial Bank of China Songzi Branch (see Note 12) is secured by the Company’s land use rights in Jingzhou, Hubei Province.

For the three months ended March 31, 2012 and 2011, the amortization expense for intangibles amounted to $100,373 and $230,922, respectively.

Amortization expense expected for the next five years and thereafter is as follows:

Years ending December 31,	Amount
2012	$300,362
2013	242,082
2014	242,082
2015	242,082
2016	242,082
Thereafter	4,341,445
Total	$5,610,135

Note 11 – LOANS RECEIVABLE

In November 2010, the Company provided an unsecured non-interest bearing loan to Xi’an Tiantai Investment, Ltd., the Company’s acquisition advisor, in the amount of $190,080 (RMB 1,200,000) for two years from November 26, 2010 through November 25, 2012. As of March 31, 2012, this loan has not been repaid.

As of March 31, 2012, the Company had unsecured non-interest bearing short-term loans in the amount of $791,619 (RMB 4,997,592) due from unrelated third parties.

Note 12 – SHORT-TERM LOANS

On May 5, 2011, the Company obtained a one year loan with Industrial and Commercial Bank of China Songzi Branch for $475,200 (RMB 3,000,000) at an annual interest rate determined by using the People's Bank of China floating benchmark lending rate over the same period plus 30% of that rate, which was 8.528% at March 31, 2012. In 2011, the Company repaid $158,400 (RMB 1,000,000) and subsequently borrowed back $158,400 (RMB 1,000,000). This loan is secured by the Company’s land use rights in Jingzhou, Hubei Province and guaranteed by the legal representative of Skystar Jingzhou. On May 2, 2012, the Company repaid this loan of $475,200 (RMB 3,000,000).

On July 8, 2011, the Company obtained a one year loan with Chang’an Bank for $792,000 (RMB 5,000,000) at an annual interest rate of 8.203%. This loan is secured by the Company’s office buildings and its Chairman and CEO’s personal property located in Xi’an City, which includes an office building contributed by a shareholder in 2005 as additional capital of Xi’an Tianxing. As of March 31, 2012, the title to this property has not been passed to the Company. This loan is also personally guaranteed by the Company’s Chairman and CEO and his wife.

On August 25, 2011, the Company obtained a one year loan with Shaanxi Agricultural Yanta Credit Union for $792,000 (RMB 5,000,000) at an annual interest rate of 9.411%. This loan is secured by the Company’s office buildings located in Xi’an City. This loan is also personally guaranteed by the Company’s Chairman and CEO.

On December 22, 2011, the Company obtained a one year loan with Shaanxi Agricultural Yanta Credit Union for $475,200 (RMB 3,000,000) at an annual interest rate of 9.411%. This loan is secured by the Company’s office buildings located in Xi’an City. This loan is also personally guaranteed by the Company’s Chairman and CEO and his wife.

On December 1, 2011, the Company obtained a one year loan with Bank of Chengdu for $4,752,000 (RMB 30,000,000) at an annual interest rate determined by using the People's Bank of China floating benchmark lending rate over the same period plus 30% of that rate, which was 8.528% at March 31, 2012. This loan is secured by the Company’s land use right and manufacturing plant located in Huxian County.

In 2011, the Company obtained two three-month loans with a third-party individual for a total amount of $125,920 (RMB 800,000). For the three months ended March 31, 2012, the Company borrowed another two short-term loans for a total amount of $63,360 (RMB 400,000) with this third-party individual. These four loans are non-interest bearing and are unsecured. On April 6, 2012, the Company repaid one loan of $47,520 (RMB 300,000). On April 9, 2012, the Company repaid the other three remaining loans totaling $142,560 (RMB 900,000).

Interest expense incurred and associated with the short-term loans amounted to $152,583 and $54,409 for the three months ended March 31, 2012 and 2011, respectively, none of which has been capitalized as part of construction-in-progress for the three months ended 2012 and 2011, respectively.

Outstanding short-term loans consisted of the following:

	March 31, 2012		December 31, 2011			Interest
Bank	Amt RMB	Amt USD	Amt RMB	Amt USD	Due Date	Rate

Chang’an Bank	5,000,000	792,000	5,000,000	787,000	07/07/12	8.203%
Shaanxi Agricultural Yanta Credit Union	5,000,000	792,000	5,000,000	787,000	08/24/12	9.411%
Shaanxi Agricultural Yanta Credit Union	3,000,000	475,200	3,000,000	472,200	12/21/12	9.411%
Commercial Bank of China Songzi Branch	3,000,000	475,200	3,000,000	472,200	05/04/12	(1)
Bank of Chengdu	30,000,000	4,752,000	30,000,000	4,722,000	11/30/12	(1)
Third-party Individual	1,200,000	190,080	800,000	125,920	Various	0%
Total	47,200,000	$7,476,480	46,800,000	$7,366,320

(1)	People's Bank of China floating benchmark lending rate over the same period plus 30%, which was 8.528% at March 31, 2012.

Note 13 - DEFERRED GOVERNMENT GRANT

Deferred government grant represents subsidies for Good Manufacturing Practice projects granted by various levels of the PRC government. To date, the Company received government subsidies totaling $1,188,000 (RMB 7,500,000), of which $792,000 (RMB 5,000,000) was granted by the PRC government, and $158,400 (RMB 1,000,000) was re-paid on December 7, 2010, with the remaining amount to be repaid in 2012. The current portion of deferred government grant of $633,600 (RMB 4,000,000) is included in other payable in the current liabilities. $316,800 (RMB 2,000,000) was granted by Shaanxi provincial government, and $79,200 (RMB 500,000) was granted by Xi’an municipal government. The Shaanxi provincial government grant and Xi’an municipal government grant are not required to be repaid.

Note 14 - CAPITAL TRANSACTIONS

Stock-based compensation

On March 30, 2010, the Company agreed to issue 2,500 shares of common stock to a non-executive director in exchange for services unrelated to his services as a director at the fair market value of $11.74 per share based on the closing price on March 30, 2010. On April 16, 2010, the Company entered into another agreement to grant 10,000 shares of common stock to that director for his one year service from April 1, 2010. The closing price per share on the grant date was $10.61. The common stock compensation vests in four equal quarterly installments of 2,500 shares. Shares owed were accrued at the end of each quarter at the fair market value on the grant date of $10.61 per share. On August 31, 2011, the Company entered into another agreement to grant 36,000 shares of common stock to that director for his one year service from April 1, 2011. The closing price per share on the grant date was $2.58. The common stock compensation vests in four equal quarterly installments of 9,000 shares. Shares owed were accrued at the end of each quarter at the fair market value of the grant date at $2.58 per share. A total of $23,220 and $26,525 was charged to general and administrative expense for the three months ended on March 31, 2012 and 2011, respectively. On October 25, 2010, 5,000 shares were issued to the director for the shares vested in the first two quarters of 2010. As of March 31, 2012, 43,500 shares were accrued for the shares vested and pending to be issued.

On May 26, 2009, the Company agreed to issue 5,556 shares of common stock to a director at the beginning of each term of his directorship. The trading value of the common stock on May 26, 2009 was $4.50 per share. The Company issued 5,556 shares on February 26, 2010. As of March 31, 2012, 11,112 shares were accrued for the shares vested and pending to be issued. In accordance with the agreement between the Company and this director, this director must continue to serve as a member of the Board until his successor is duly elected and qualified in order to receive the shares. This director has continued in his position, and the Company is in the process of finalizing its agreement with this director and expects to complete this process shortly.

On July 29, 2011, the Company entered into a one-year employment agreement with its CFO. Under the agreement, he is entitled to receive an aggregate 8,000 shares of common stock, 4,000 shares of which shall be issuable on the 6 month anniversary and the remainder 4,000 shares of which shall be issuable on the 12 month anniversary. The closing price per share on the grant date was $4.20. A total of $22,584 was charged to general and administrative expense for the three months ended on March 31, 2012. As of March 31, 2012, 4,000 shares were accrued for the shares vested and pending to be issued.

Warrants and Purchase Options

On February 28, 2007, in connection with a financing the Company issued 195,000 warrants to four investors with an exercise price of $6.00 per share for a term of three years (number of warrants and exercise price adjusted for 1-for-10 reverse stock split on May 12, 2009 and 2-for-1 forward stock split on November 16, 2009).  On the same date, the Company also issued warrants to the placement agent, exercisable for 114,100 shares of the Company’s common stock at a price of $5.00 per share for a five-year term (number of warrants and exercise price adjusted for 1-for-10 reverse stock split on May 12, 2009 and 2-for-1 forward stock split on November 16, 2009).  For the year ended December 31, 2009, 56,846 warrants were exercised.  For the year ended December 31, 2010, there was a cashless exercise of 218,024 warrants. For the year ended December 31, 2011, no warrants were exercised. As of March 31, 2012, the remaining 34,230 warrants expired.

In connection with the 2009 equity offering discussed below, the Company granted 140,000 common stock purchase options to five designees of the Underwriters with a vesting date of June 30, 2010. The options are exercisable from June 30, 2010 to June 30, 2014, and each option is exercisable for one share of the Company’s common stock at an exercise price at $8.11 per share. All options were provided for services performed. On June 30, 2010, the purchase options were reclassified from equity to warrant/purchase option liabilities, and the Company reclassified $779,674 from additional paid in capital to warrant/purchase option liability. As of March 31, 2012, 140,000 common stock purchase options were outstanding.

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

	March 31, 2012	March 31, 2011
Expected term (year)	2.25	0.92 – 3.25
Expected volatility	65%	53% - 147%
Expected dividend yield	0%	0%
Risk-free rate	0.33%	0.3% - 1.30%

Following is an activity summary of the Company’s outstanding warrants and purchase options:

	Number of warrants/purchase options	Weighted – average exercise price	Weighted- average remaining contractual term (Year)
Outstanding at January 1, 2011	174,230	$7.50
Granted	-
Forfeited	-
Exercised	-
Outstanding at December 31, 2011	174,230	$7.50
Granted	-	-
Forfeited	(34,230)	-
Exercised	-
Outstanding at March 31, 2012	140,000	$8.11	2.25
Vested and expected to vest at March 31, 2012	140,000	$8.11	2.25
Exercisable at March 31, 2012	140,000	$8.11	2.25

Equity Compensation Plan

On December 8, 2009, the Company’s board of directors approved a stock incentive plan for officers, directors, employees and consultants entitled the “Skystar Bio-Pharmaceutical Company 2010 Stock Incentive Plan” (the “2010 Plan”). The maximum number of shares that may be issued under the 2010 Plan is 700,000 shares of common stock. The 2010 Plan was approved by the Company’s stockholders on December 31, 2009, and awards may be granted thereunder until December 7, 2019. As of March 31, 2012, there are 690,000 shares of the Company’s common stock remaining available for future issuance under the Plan. On May 4, 2012, the Board approved common stock grants in the total amount of 442,881 shares to the Company’s employees and members of the Board of Directors, all of which grants were made pursuant to the terms and provisions of the Plan.

Note 15 - STATUTORY RESERVES

Statutory reserves represent restricted retained earnings. Based on the legal formation of the entities, all PRC entities are required to set aside 10% of net income as reported in their statutory accounts on an annual basis to the statutory surplus reserve fund. Once the total statutory surplus reserve reaches 50% of the entity’s registered capital, further appropriations are discretionary. The statutory surplus reserve can be used to increase the entity’s registered capital (upon approval by relevant government authorities) and eliminate its future losses under PRC regulatory requirements (upon a resolution by the board of directors). The statutory surplus reserve is not distributable to shareholders except in the event of liquidation. As of March 31, 2012, Xi’an Tianxing has met the statutory surplus reserve requirement, and $11,192,619 still needs to be transferred to the statutory surplus reserve from other Chinese subsidiaries.

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

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended March 31, 2012 and 2011:

	For the three months ended
	March 31, 2012	March 31, 2011
U.S. Statutory rate	34.0%	34.0%
Foreign income not recognized in the U.S.	(34.0)	(34.0)
China income tax rate	25.0	25.0
China income tax exemption	(10.0)	(10.0)
Other item (1)	4.8	4.8
Total provision for income taxes	19.8%	19.8%

(1)	Other item is for operating expenses incurred by Skystar that are not deductible in the PRC and expenses incurred by other subsidiaries that are not deductible on the consolidated level, which resulted in an increase in effective tax rate 4.8% and 4.8% for the three months ended March 31, 2012 and 2011, respectively.

Taxes payable consisted of the following:

	March 31, 2012	December 31, 2011
Value added tax	$1,402,428	$110,880
Other taxes	182,728	49,201
Total	$1,585,156	$160,081

Skystar was incorporated in the United States. As of March 31, 2012, the estimated net operating loss carry forwards for U.S. income tax purposes amounted to $6,228,689, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, beginning in 2026 and through 2030. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s limited operating history and continuing losses for U.S. income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at March 31, 2012 and December 31, 2011. The valuation allowance at March 31, 2012 and December 31, 2011 was $2,117,754 and $2,071,840, respectively. The Company’s management reviews this valuation allowance periodically and makes adjustments as necessary. As of March 31, 2012, the Company has no other deferred tax amounts.

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $57 million as of March 31, 2012, which were included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

Note 17 - EARNINGS PER SHARE

The following is the calculation of earnings per share:

	For the three months ended March 31,
	2012	2011
Net income	$1,904,754	$1,931,832

Weighted average shares used in basic computation	7,210,256	7,166,919
Diluted effect of stock warrants and purchase options	-	12,390
Weighted average shares used in diluted computation	7,210,256	7,179,309

Earnings per share:

Basic	$0.26	$0.27
Diluted	$0.26	$0.27

For the three months ended March 31, 2011, the average stock price was greater than the exercise prices of warrants which resulted in additional weighted-average common stock equivalents of 12,390.

For the three months ended March 31, 2012 and 2011, the outstanding 140,000 options were excluded from the diluted earnings per share calculation as they are anti-dilutive as the average stock price was less than the exercise prices of the options.

Note 17 - RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

Amounts receivable from and payable to related parties are summarized as follows:

	March 31, 2012	December 31, 2011

Shares to be issued to related party (1)
Scott Cramer – non-executive director (2)	$172,455	$149,235
Mark D. Chen – non-executive director (3)	50,004	50,004
Bing Mei – CFO (4)	16,800	-
Total	$239,259	$199,239

Amounts due to (from) related parties

Scott Cramer – non-executive director and shareholder (5)	$132,561	$147,877
Officer, shareholder and other related party (6)	248,108	(91,604)
Total	$380,669	$56,273

(1)	The Company records and reports stock-based compensation by measuring the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which services are received. As of March 31, 2012 and December 31, 2011, the shares to be issued to related parties included in the accrued expenses were $239,259 and $199,239, respectively.
(2)	As of March 31, 2012 and December 31, 2011, the Company had the obligation under an agreement to issue 43,500 and 34,500 shares of common stock, respectively, to Scott Cramer as compensation valued at $172,455 and $149,235 for being a representative of the Company in the United States for the period April 1, 2010 to March 31, 2012.
(3)	As of March 31, 2012 and December 31, 2011, the Company had the obligation under an agreement to issue 11,112 shares of common stock to Mark D. Chen as compensation valued at $50,004 for being a director for his 2011 and 2010 terms of directorship.
(4)	As of March 31, 2012, the Company had the obligation under an agreement to issue 4,000 shares of common stock to Bing Mei as compensation valued at $16,800 for being CFO for the period July 29, 2011 to July 28, 2012.
(5)	As of March 31, 2012 and December 31, 2011, the Company had unpaid reimbursement and compensation due to Scott Cramer valued at $132,561 and $147,877, respectively.

(6)	The amount due to (from) officer, shareholders and other related party at March 31, 2012 and December 31, 2011 includes unpaid reimbursement and compensation and, advances to Mr. Weibing Lu and other related parties for business expenses.

Note 18 - COMMITMENTS AND CONTINGENCIES

(a)  Lease commitments

The Company recognizes lease expense on the straight-line basis over the term of the lease.

The Company entered into a tenancy agreement for the lease of factory premises in Sanqiao for a period of ten years from October 1, 2004 to December 31, 2014. The annual rent for the factory premises is subject to a 10% increase every two years starting October 1, 2009. As of March 31, 2012, the annual rent for the factory premises was adjusted to approximately $20,212 (RMB 127,600).

The Company leases office space in Xi’an from Mr. Weibing Lu, the Company’s Chairman and CEO, for a period of five years from January 1, 2007 to December 31, 2011, with annual rent of approximately $26,231 (RMB 165,600). In January 2012, the Company renewed the lease with Mr. Lu for another 5 years from January 1, 2012 to December 31, 2016 at rent of approximately $28,512 (RMB 180,000) per year.

The Company also entered into a tenancy agreement with Mr. Weibing Lu for the lease of Shanghai Siqiang’s office in Shanghai for a period of ten years from August 1, 2007 to August 1, 2017 with annual rent of approximately $22,810 (RMB 144,000).

The Company entered into a one year tenancy agreement for an office lease in Kunshan, Jiangsu Province from April 15, 2011 to April 14, 2012 with annual rent of approximately $3,041 (RMB 19,200). On April 15, 2012, the Company entered into a new one year tenancy agreement for this office from April 15, 2012 to April 14, 2013 with annual rent of approximately $3,199 (RMB 20,196).

The Company entered into a tenancy agreement for the lease of warehouse premises in Xi’an for a period of three years from July 20, 2011 to July 19, 2014 with annual rent of approximately $37,224 (RMB 235,000) subject to a 10% increase every two years starting July 20, 2013.

The minimum future lease payments for the next five years and thereafter are as follows:

Period	Amount
Nine months ending December 31, 2012	$81,568
Year ending December 31, 2013	111,038
Year ending December 31, 2014	67,859
Year ending December 31, 2015	51,322
Year ending December 31, 2016 and thereafter	64,628
Total	$376,415

Rental expense for the three months ended March 31, 2012 and 2011 amounted to $28,020 and $14,396, respectively.

(b)  Legal proceedings

From time to time, the Company is involved in legal matters arising in the ordinary course of business. Management currently is not aware of any legal matters or pending litigation which would have a significant effect on the Company’s consolidated financial statements as of March 31, 2012.

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

Andrew Chien, proceeding pro se (i.e., he represented himself without an attorney), filed his second lawsuit against the Company, R. Scott Cramer, Steve Lowe, David Wassung and Weibing Lu in Connecticut Superior Court (which was removed to U.S. District Court) alleging causes of action similar to those alleged in his federal complaint described above as well as state law causes of action. The court held that all claims asserted against the defendants were barred and failed to state a claim on a multiplicity of grounds, including on the basis of res judicata . Defendants filed a second Motion for Sanctions under Rule 11 and the PSLRA, which was granted. Chien appealed the dismissal. The Court of Appeals for the Second Circuit consolidated all of Chien’s appeals from both of his lawsuits. On November 8, 2010, the Court of Appeals affirmed the dismissals and the awards of sanctions. On January 22, 2011, Chien filed a petition with the Supreme Court of the United States, appealing the lower court’s ruling. The Supreme Court denied review of the petition.

Andrew Chien, again proceeding pro se, commenced his third lawsuit against the Company, Scott Cramer, Steve Lowe, David Wassung, Weibing Lu (and also Weinberg & Company, P.A., Moore Stephens Wirth Frazer & Torbet, LLP, Frazer Frost, LLP, Crowe Horwath LLP, Richardson & Patel LLP, Kevin K. Leung, Harvey Kesner, and Jody M. Borrelli) alleging the same facts and circumstances as set forth in the above two matters, although adding the aforementioned accountants and lawyers as defendants to the claims. The matter commenced on August 8, 2011, and shortly thereafter was removed to U.S. District Court. On October 5, 2011, the court dismissed the entire action as to all defendants.  As in the two previous lawsuits, sanctions were issued against Chien.  Moreover, the District Court issued an order prohibiting Chien from filing any more lawsuits against the defendants without prior approval from the court.  Chien has appealed the court’s rulings to the United States Court of Appeals for the second circuit, where all defendants have filed motions to dismiss. The United States Court of Appeals for the Second Circuit recently affirmed the judgments and orders of the United States District Court and dismissed all of Mr. Chien’s pending appeals.

Other than the above described legal proceedings, the Company is not aware of any legal matters in which any director, officer, or any owner of record or beneficial owner of more than five percent of any class of voting securities of the Company, or any affiliate of purchaser, or of any such director, officer, affiliate of the Company, or security holder, is a party adverse to the Company or has a material adverse interest to the Company. No provision has been made in the consolidated financial statements for the aforementioned matter.

(c)  Ownership of leasehold property

In 2005, a shareholder contributed a leasehold office building as additional capital of Xi’an Tianxing. However, as of March 31, 2012, title to this leasehold property has not passed to the Company. The Company does not believe there are any legal barriers for the shareholder to transfer the ownership to the Company. However, in the event that the Company fails to obtain the ownership certificate for the leasehold property, there is a risk that we may be required to vacate the building. Management believes that this possibility is remote, and, as such, no provision has been made in the consolidated financial statements for this potential occurrence.

(d) R&D project

In 2008, Xi’an Tianxing contracted with Northwestern Agricultural Technology University to work jointly on an R&D project concerning the application of nano-technology in the prevention of major milk cow disease. The total projected budget for this project is approximately $633,600 (RMB 4,000,000), which is to be paid according to completed stages of the project. The project reached trial stage in September 2009. As of March 31, 2012, the Company incurred approximately $476,400 (RMB 3,000,000) of cumulative expenses relating to this project.

In 2009, Xi’an Tianxing contracted with the Fourth Military Medical University to jointly work on an R&D project on fish diseases linked immunosorbent detection kit and fish diseases multi-linked monoclonal antibody therapeutic agents. The contracted amount for this project is approximated $950,400 (RMB 6,000,000). As of March 31, 2012, the Company has incurred approximately $539,920 (RMB 3,400,000) of cumulative expenses relating to this project.

During the first quarter of 2011, Xi’an Tianxing contracted with the Fourth Military Medical University to jointly work on an R&D project to develop new treatment and diagnosis method for Mycoplasmal pneumonia of swine. The project term is from January 2011 through September 2013. The cost to the Company for the initial phase is approximately $316,800 (RMB 2,000,000). As of March 31, 2012, the Company has incurred approximately $79,400 (RMB 500,000).

During the second quarter of 2011, Xi’an Tianxing launched four new R&D projects to develop ceftiofur sodium for injection (powder for injection), a sulfuric acid injection neostigmine, dexamethasone sodium phosphate injection, and houttuynia preparation of compound application in weaning piglets. The projected budget for the R&D project of ceftiofur sodium for injection (powder for injection) is approximately $554,400 (RMB 3,500,000). As of March 31, 2012, the Company has incurred approximately $438,288 (RMB 2,760,000). The projected budget for the R&D project of a sulfuric acid injection neostigmine is approximately $475,200 (RMB 3,000,000). As of March 31, 2012, the Company has incurred approximately $269,971 (RMB 1,700,071). The projected budget for the R&D project of dexamethasone sodium phosphate injection is approximately $554,400 (RMB 3,500,000). As of March 31, 2012, the Company has incurred approximately $464,683 (RMB 2,926,215). The projected budget for the R&D project of houttuynia preparation of compound application in weaning piglets is approximately $712,800 (RMB 4,500,000). As of March 31, 2012, the Company has incurred approximately $681,828 (RMB 4,293,630).

In addition, the Company also launched various R&D projects in 2011 on veterinary products formula adjustment, pet drug development and fermentation engineering design and development and lab tests. As of March 31, 2012, approximately $858,272 (RMB 5,404,737) has been incurred related to these projects and lab tests.

R&D projects are summarized as follows:

Project	Amount incurred as of 3/31/2012	Amount expected to be incurred	Total amount of project
Project with the Fourth Military Medical University (1)	$539,920	$411,840	$950,400
Project with Northwestern Agricultural Technology University (2)	476,400	158,400	633,600
Project with the Fourth Military Medical University (3)	79,400	237,600	316,800
In-house R&D project (4)	438,288	117,216	554,400
In-house R&D project (5)	269,971	205,909	475,200
In-house R&D project (6)	464,683	90,888	554,400
In-house R&D project (7)	681,828	32,689	712,800
Other in-house R&D projects (8)	858,273	15,840	871,950
TOTAL	$3,808,763	$1,270,382	$5,069,550

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

(5) Project for sulfuric acid injection neostigmine

(6) Project for dexamethasone sodium phosphate injection

(7) Project for houttuynia preparation of compound application in weaning piglets

(8) Other projects for veterinary products formula adjustment, pet drug development and fermentation engineering design and development and lab tests

(e) Registered capital commitment

Skystar Kunshan’s remaining registered capital of $12,750,000 is originally required to be invested by May 7, 2012. With the government’s approval, this deadline to invest was extended and we are not required to make the capital investment immediately. As of the date of this report, we have not received the notice from the Government for a new due date. In 2011, the asset acquisition of Kunshan facility was completed. We are in the process of getting the government’s approval to transfer the asset purchased to satisfy some of our registered capital commitment. As of the date of this report, we have not received the approval.

As of March 31, 2012, Skystar Jingzhou has remaining registered capital of $399,168 (RMB 2,520,000) required to be invested. As of the date of this report, the Company has not made this investment.  Skystar Jingzhou is currently in the process of getting the government's approval and will fulfill the requirement of remaining capital of $399,168 (RMB 2,520,000) thereafter. The company expects the process will be completed by the end of the 2nd quarter of 2012.

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

On August 21, 2007, Xi’an Tianxing invested $79,200 (RMB 500,000) to establish Shanghai Siqiang Biotechnological Company Limited (‘Shanghai Siqiang’). Xi’an Tianxing is the 100% shareholder. Shanghai Siqiang serves as a research and development center for Xi’an Tianxing to engage in research, development, production and sales of feed additives and veterinary disease diagnosis equipments.

Our financial statements are prepared in U.S. dollars and in accordance with accounting principles generally accepted in the United States of America. See “Exchange Rates” below for information concerning the exchanges rates at which Renminbi were translated into U.S. dollars at various pertinent dates and for pertinent periods.

Nasdaq Listing Compliance Matters

On January 12, 2012, the Company received staff determination from the Nasdaq Stock Market (“Exchange”) indicating that since the Company did not hold its 2010 annual shareholder meeting by December 31, 2011, the Company was not in compliance with Nasdaq Listing Rule 5620(a) and (b) relating to the time frame of and proxy solicitation in connection with annual shareholder meetings and, therefore, the Exchange staff determined to initiate proceedings to delist the Company’s securities from Nasdaq at the open of business on January 23, 2012. On March 26, 2012, following its presentation at an oral hearing before the Nasdaq Listing Qualifications Panel, the Company received a letter informing the Company that the Panel had granted the Company’s request to remain listed on the Exchange, subject to the condition that by April 28, 2012, Skystar provided evidence that it held its 2011Annual Meeting of Shareholders. On April 27, 2012, the Company held its 2011 Annual Meeting of Shareholders, at which the shareholders of the Company elected all members of the Company’s Board and ratified the engagement of Crowe Horwath LLP as the Company’s independent registered public accounting firm. The Company continues to be in compliance with all other continued listing requirements.

On May 1, 2012, the Exchange confirmed that the Company had met the requirements of the Panel’s decision dated March 26, 2012, and was in compliance with all other applicable requirements for continued listing on Nasdaq. The matter is now closed.

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

Impairment of Intangible assets — The Company evaluates the carrying value of intangible assets annually or more often when factors indicating impairment are present. The Company determines the existence of such impairment by measuring the estimated future cash flows (undiscounted) and comparing such amount to the net asset carrying value. If the undiscounted cash flow estimated to be generated by any such intangible asset is less than its carrying amount, a loss is recognized based on the amount by which the carrying amount exceeds the intangible asset’s fair market value. Loss on intangible assets to be disposed of is determined in a similar manner, except that fair market values are reduced by the cost of disposal. Based on its review, the Company believes that, as of March 31, 2012, there was no impairment of its intangible assets.

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

Recently Issued Accounting Pronouncements

See Item 1 of Part I, “Notes to the Condensed Consolidated Financial Statements — Note 2 – Summary of Significant Accounting Policies — Recently Issued Accounting Pronouncements.”

Results of Operations – Three Months ended March 31, 2012 and 2011

The following table summarizes our results of operations for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012		2011
	Amount	% of total revenue	Amount	% of total revenue
Revenue	$7,926,337	100.0%	$7,086,954	100.0%
Gross Profit	$4,282,679	54.0%	$3,595,608	50.7%
Operating Expenses	$1,814,705	22.9%	$1,951,674	27.5%
Income from Operations	$2,467,974	31.1%	$1,643,934	23.2%
Other Income (Expense)	$(94,252)	(1.2)%	$765,348	10.8%
Income Tax Expenses	$468,968	5.9%	$477,450	6.7%
Net Income	$1,904,754	24.0%	$1,931,832	27.3%

Revenues.   All of our revenues are derived from the sale of veterinary healthcare and medical care products in the PRC.  For the three months ended March 31, 2012, we had revenues of $7,926,337 as compared to revenues of $7,086,954 for the three months ended March 31, 2011, an increase of 11.8%.  We generate revenue from sales of four product lines: veterinary medications, micro-organism, feed additives, and vaccines.  The selling prices of our products increased less than 0.5% on average in the three months ended March 31, 2012 compared to the same period of 2011. The increase in revenue was primarily due to the increase of sales volume.

Revenue — Veterinary Medications. Revenue from sales of our veterinary medications decreased by $1,856,460 or 38.2% from $4,865,047 for the three months ended March 31, 2011 to $ 3,008,587 for the three months ended March 31, 2012. The decrease of revenue was primarily due to there being no production at Huxian plant for the most of the first quarter of 2012. On January 7, 2012, the current GMP certification of Huxian facility expired after five years and we are currently waiting for the Ministry of Agriculture to set a date to conduct its GMP re-examination. The Company has submitted all application materials necessary for a successful GMP re-examination and expects the re-examination will be initiated during the 2nd quarter of 2012 and completed during the 3rd quarter of 2012 according to current MOA’s GMP re-examination rules and our communication with the government. We currently have two veterinary medications plants located in Huxian and Jingzhou with Huxian being our main facility. The Jingzhou plant completed its GMP re-examination in 2011 and resumed its partial production in the first quarter of 2012 and is now under way to resume its normal production. We plan to increase the production and sales of veterinary medications in the Jingzhou plant to offset the negative impact during the period the Huxian plant is closed and waiting for GMP re-examination. In the unlikely event we are unable to pass the GMP re-examination at Huxian plant or the GMP re-examination at Huxian plant is significantly delayed by the Government, we will have less revenue than expected. Of the total revenues from veterinary medications during three months ended March 31, 2012, approximately 60% of total revenue resulted from the sale of Praziquantel tablets, which treats schistosomiasis. The selling prices of our veterinary medication products for the three months ended March 31, 2012 increased approximately 1.1% on average from the same period of last year. The decrease in revenue was primarily due to the decrease of sales volume.

Revenue — Micro-Organism. Revenue from sales of our micro-organism products increased by $1,538,946 or 96.4% from $1,596,094 for the three months ended March 31, 2011 to $3,135,040 for the three months ended March 31, 2012. The increase was primarily due to growing market demand for organic and environmental-friendly food products in China resulting in increasing utilizing non-drug feed additives in animal husbandry industry and our increased sales efforts to respond to this market trend. Due to the temporary reduction of veterinary medication production, we were able to shift some of our veterinary medication sales forces to focus on the selling of micro-organism products and penetrate the market. The revenue from sales of our micro-organism products was the largest revenue contributor for the entire company and contributed 39.6% of total revenue during the three months ended March 31, 2012. The increase in micro-organism sales also contributed the majority of revenue growth for the entire company during the three months ended March 31, 2012. The selling prices of our micro-organism products for the three months ended March 31, 2012 have not changed meaningfully on average from last year. The increase in revenue was mainly due to the increase of sales volume.

Revenue — Feed Additives. Revenue from sales of our feed additives product line increased by $708,365 or 217.0% from $326,407 for the for the three months ended March 31, 2011 to $1,034,772 for the three months ended March 31, 2012. The increase was primarily the result of increased market demand of our feed additive products and strong sales of our multi-enzyme feed additive products. Plus, added sales forces temporarily shifted from veterinary medication product line helped to increase the sales. The selling prices of our feed additives products for the three months ended March 31, 2012 have not changed meaningfully on average from last year. The increase in revenue was primarily due to the increase of sales volume.

Revenue — Vaccines. Revenue from sales of our vaccines increased by $448,532 or 149.8% from $299,406 for the three months ended March 31, 2011 to $747,938 for the three months ended March 31, 2012. We completed the construction of a new vaccine facility at our Huxian plant in 2010. The facility is currently waiting for GMP certification from the Ministry of Agriculture. The Company expects the GMP certification will be completed by the second half of 2012, and we expect to commence production shortly thereafter for large-scale production. The selling prices of our vaccine products have not increased approximately 0.2% on average for the three months ended March 31, 2012 compared to those in the same period of 2011. The increase in revenue was primarily due to the increase of sales volume.

Cost of Sales.   Cost of sales, which consists of raw materials, direct labor, and manufacturing overhead for our four product lines, was $3,643,658 for the three months ended March 31, 2012, as compared to $3,491,346 for the three months ended March 31, 2011, an increase of $152,312 or 4.4%, as a result of increased sales. For the three months ended March 31, 2012, raw material costs comprised the majority or approximately 72.9% of total cost of sales, packing material costs comprised approximately 17.2% of total cost of sales, and labor costs comprised approximately 9.9% of total cost of sales. The increased gross margins in the first quarter of 2012 was mainly because the majority of our revenue growth during the quarter came from highly profitable micro-organism and vaccine product lines, while relatively less profitable veterinary medications product line reduced its production, and therefore sales, during the quarter, as described above.

Cost of Sales — Veterinary Medications.   Cost of sales of our veterinary medications product line decreased from $2,821,906 for the three months ended March 31, 2011 to $1,792,647 for the three months ended March 31, 2012, a decrease of $1,029,259 or 36.5%.  This decrease was mainly due to the decrease in corresponding sales. Cost of sales of veterinary medications product line comprised 49.2% of total cost of sales for the three months ended March 31, 2012.

Cost of Sales — Micro-Organism.   Cost of sales of our micro-organism product line increased from $494,182 for the three months ended March 31, 2011 to $906,841 for the three months ended March 31, 2012, an increase of $412,659 or 83.5%.  This increase was mainly due to the corresponding increased sales.

Cost of Sales — Feed Additives.   Cost of sales of our feed additives product line increased from $140,866 for the three months ended March 31, 2011 to $849,884 for the three months ended March 31, 2012, an increase of $709,018 or 503.3%.  This increase in cost of sales was mainly due to the corresponding increase in feed additive sales and significantly increased raw material costs of yeast extract, the main raw material used in the manufacture of feed additives products.

Cost of Sales — Vaccines.   Cost of sales of our vaccines product line increased from $34,392 for the three months ended March 31, 2011 to $94,286 for the three months ended March 31, 2012, an increase of $59,894 or 174.2%.  This increase was the result of the corresponding increase of vaccine product sales.

Operating Expenses

	Three Months Ended March 31,
	2012		2011
	Amount	% of total revenue	Amount	% of total revenue
Operating Expenses
Research and Development Costs	$3,654	0.1%	$287,472	4.1%
Selling Expenses	$705,616	8.9%	$369,404	5.2%
General and Administrative Expenses	$1,105,435	13.9%	$1,294,798	18.2%
Total Operating Expenses	$1,814,705	22.9%	$1,951,674	27.5%

Research and Development Costs.  Research and development costs totaled $3,654 for the three months ended March 31, 2012 as compared to $287,472 for the three months ended March 31, 2011, a decrease of $283,818 or 98.7%. The decrease was primarily due to no significant new R&D efforts undertaken during the first quarter of 2012.

Selling Expenses.  Selling expenses totaled $705,616 for the three months ended March 31, 2012 as compared to $369,404 for the three months ended March 31, 2011, an increase of $336,212 or 91.0%.  This increase is primarily a result of significantly increased shipping and handling costs related to delivering our products to customers as we continued to expand our market to remote areas, and to rising oil price and continuing inflation pressure in China, which resulted in higher unit costs for transportation and delivery services. Shipping and handling costs totaled $383,703 and $194,216 for the three months ended March 31, 2012 and 2011, respectively, an increase of $189,487 or 97.6%. In addition, the increases in the sales forces and selling commission due to new sales incentive programs initiated later last year also contributed to the increase in selling costs. Selling salaries totaled $105,810 and $34,811 for the three months ended March 31, 2012 and 2011, respectively, an increase of $70,999 or 204.0%. Selling commission totaled $135,617 and $79,818 for the three months ended March 31, 2012 and 2011, respectively, an increase of $55,799 or 69.9%.

General and Administrative Expenses.  General and administrative expenses totaled $1,105,435 for the three months ended March 31, 2012 as compared to $1,294,798 for the three months ended March 31, 2011, a decrease of $189,363 or 14.6%. The decrease was mainly due to decreased amortization expenses, G&A travel and office expenses during the first quarter of 2012. The decrease in amortization expense was because patent acquired through the acquisition of Jingzhou plant was fully amortized in 2011. Amortization expenses totaled $100,373 and $230,922 for the three months ended March 31, 2012 and 2011, respectively, a decrease of $130,549 or 56.5%. In addition, the decreases in the G&A travel and office expenses due to the Company’s continued efforts to optimize cost control also contributed to the decrease in G&A costs in the first quarter. G&A travel costs totaled $16,215 and $120,372 for the three months ended March 31, 2012 and 2011, respectively, a decrease of $104,157 or 86.5%. G&A office expenses totaled $31,042 and $142,140 for the three months ended March 31, 2012 and 2011, respectively, a decrease of $111,098 or 78.2%. The increase in the audit costs of $99,480 in the first quarter of 2012 partially offset the impact of the cost reduction in other G&A items.

Liquidity

For the three months ended March 31, 2012, cash provided by operating activities was $2,021,671 compared to cash used in operating activities of $6,288,315 for the three months ended March 31, 2011. The major operating activities that provided cash for the three months ended March 31, 2012 were net income of $1,904,754 and an increase in tax payable of $1,427,655. The major operating activities that used cash for the three months ended March 31, 2012 were an increase in accounts receivable of $2,415,647 and an increase in deposits, prepaid expenses and other receivables of $2,144,356. Although the inflation rate in China eased to 3.6% in March 2012 from 2011 peak, according to our observation on raw material marketplace we believe the rising oil price and inflationary impact will still exist for the rest of 2012, and cost of raw materials will likely continue to rise. We will continue the strategy to prepay our suppliers to ensure the supply of raw materials at relatively lower cost levels and to protect our profit margins from being eroded by inflation and rising oil prices which caused an increase in our transportation costs. As of March 31, 2012, we had approximately 60 suppliers that we made advances to in order to secure our raw material needs and to obtain favorable pricing. We will continue to closely manage these advances to balance the need for lower materials cost and sufficient cash flow.

Cash used in investing activities for the three months ended March 31, 2012 was $111,420, as compared to cash provided by investing activities of $6,462,736 for the three months ended March 31, 2011. Cash used in investing activities for the three months ended March 31, 2012 was primarily the result of purchase of plant and equipment of $54,965 and payment on construction-in-process of $44,940.

Cash provided by financing activities for the three months ended March 31, 2012 was $389,581, as compared to $1,319,841 for the three months ended March 31, 2011. Cash provided by financing activities for the three months ended March 31, 2012 was primarily the result of increase in due to related parties of $326,061.

As of March 31, 2012, we had cash of $9,386,584. Our total current assets were $65,028,677, and our total current liabilities were $19,188,340, which resulted in a net working capital of $45,840,337.

Capital Resources

We finance our ongoing operating activities by using funds from our operations and external credit or financing arrangements. We routinely monitor current and expected operational requirements and financial market conditions to evaluate the use of available financing sources. We secured $63,520 in short-term loans from a third-party individual during the three months ended March 31, 2012. Considering our existing working capital position and our ability to access debt funding sources, we believe that our operations and borrowing resources are sufficient to provide for our current and foreseeable capital requirements to support our ongoing operations for at least next twelve months.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
R&D Project Obligation	$1,270,382	$1,270,382	$-	$-	$-
Operating Lease Obligations	376,415	81,568	178,897	115,950	-
Government Grant Obligation	633,600	633,600	-	-	-
Total	$2,280,397	$1,985,550	$178,897	$115,950	$-

In addition to the contractual obligations listed above, we have a future registered capital commitment related to our subsidiaries Skystar Kunshan and Skystar Jingzhou.

Skystar Kunshan is located in Kunshan, Jiangsu province, China. Skystar Kunshan has a registered capital of $15,000,000, of which we invested $2,250,000 in cash. The remaining $12,750,000 of capital was originally required to be invested prior to May 7, 2012. With the government’s approval, this deadline to invest was extended and we are not required to make this capital investment immediately. As of the date of this report, we have not received the notice from the government for a new due date. In 2011, the asset acquisition of Kunshan facility was completed. We are in the process of getting the government’s approval to transfer the assets purchased to satisfy some of our registered capital commitment. As of the date of this report, we have not received the approval.

Skystar Jingzhou is located in Jingzhou, Hubei Province, China. Skystar Jingzhou has a registered capital of approximately $4.1 million (RMB 26,000,000), of which approximately $3.7 million (RMB 23,480,000) has been paid. As of March 31, 2012, Skystar Jingzhou has remaining registered capital of $399,168 (RMB 2,520,000) required to be invested. As of the date of this report, the Company has not made this investment.  Skystar Jingzhou is currently in the process of getting the government's approval and will fulfill the requirement of remaining capital of $399,168 (RMB 2,520,000) thereafter. The company expects the process will be completed by the end of the 2nd quarter of 2012.

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

The exchange rates used to translate amounts in RMB into US Dollar for the purposes of preparing the consolidated financial statements or otherwise stated in this MD&A were as follows:

	March 31, 2011	December 31, 2011	March 31, 2012
Assets and liabilities	1 RMB = 0.15270 USD	1 RMB = 0.15740 USD	1 RMB = 0.15840 USD
Statements of operations and cash flows for the period/year ended	1 RMB = 0.15218 USD	1 RMB = 0.15496 USD	1 RMB = 0.15880 USD

Inflation

China's inflation averaged 3.8 percent in the first quarter as food prices remained volatile, which suggested that inflation would not cool sharply in coming months. However, inflation now is well below the levels of last year and remains below the government’s official target of 4 percent. Growth, rather than inflation, is the main economic concern for Chinese government. Growth in China has softened markedly in the past few months as the tightening measures taken by the government last year have dampened domestic activity. For the three months ended March 31, 2012, we were able to secure favorable pricing by prepaying for major components to certain suppliers to lock in prices ahead of time. As a result, we did not experience as much cost pressure as evidenced in the spot market prices of raw materials. To take precautions to minimize the negative impact of cost increases that erode our profit margin, we will continue the practice of prepayments to suppliers through the rest of the year.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), which are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, to allow timely decisions regarding required disclosure.

Based on the evaluation, the Certifying Officers concluded that, as of March 31, 2012, our disclosure controls and procedures were ineffective due to an ongoing material weakness related to the lack of accounting personnel with an appropriate level of knowledge, experience, and training in the application of U.S. GAAP. We have initiated a plan and are taking steps to implement the following measures to remediate this material weakness:

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

We intend to implement these steps during the first half of 2012 and will conduct quarterly measurements and assessments of the Company’s financial reporting systems, as a whole.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is involved in legal matters arising in the ordinary course of business. Management currently is not aware of any legal matters or pending litigation that would have a significant effect on the Company’s consolidated financial statements as of March 31, 2012.

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

Andrew Chien, proceeding pro se (i.e., he represented himself without an attorney), filed his second lawsuit against the Company, R. Scott Cramer, Steve Lowe, David Wassung and Weibing Lu in Connecticut Superior Court (which was removed to U.S. District Court) alleging causes of action similar to those alleged in his federal complaint described above as well as state law causes of action. The court held that all claims asserted against the defendants were barred and failed to state a claim on a multiplicity of grounds, including on the basis of res judicata . Defendants filed a second Motion for Sanctions under Rule 11 and the PSLRA, which was granted. Chien appealed the dismissal. The Court of Appeals for the Second Circuit consolidated all of Chien’s appeals from both of his lawsuits. On November 8, 2010, the Court of Appeals affirmed the dismissals and the awards of sanctions. On January 22, 2011, Chien filed a petition with the Supreme Court of the United States, appealing the lower court’s ruling. The Supreme Court denied review of the petition.

Andrew Chien, again proceeding pro se, commenced his third lawsuit against the Company, Scott Cramer, Steve Lowe, David Wassung, Weibing Lu (and also Weinberg & Company, P.A., Moore Stephens Wirth Frazer & Torbet, LLP, Frazer Frost, LLP, Crowe Horwath LLP, Richardson & Patel LLP, Kevin K. Leung, Harvey Kesner, and Jody M. Borrelli) alleging the same facts and circumstances as set forth in the above two matters, although adding the aforementioned accountants and lawyers as defendants to the claims. The matter commenced on August 8, 2011, and shortly thereafter was removed to U.S. District Court. On October 5, 2011, the court dismissed the entire action as to all defendants.  As in the two previous lawsuits, sanctions were issued against Chien.  Moreover, the District Court issued an order prohibiting Chien from filing any more lawsuits against the defendants without prior approval from the court.  Chien has appealed the court’s rulings to the United States Court of Appeals for the second circuit, where all defendants have filed motions to dismiss. The United States Court of Appeals for the Second Circuit recently affirmed the judgments and orders of the United States District Court and dismissed all of Mr. Chien’s pending appeals.

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

ITEM 6. EXHIBITS

Exh. No.	Description
3.1	Articles of Incorporation, as amended (2)

3.2	Bylaws, as amended (1)

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

(1)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on July 15, 2008.

(2)	Incorporated by reference from Registrant’s Quarter Report on Form 10-Q filed on November 15, 2010.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKYSTAR BIO-PHARMACEUTICAL COMPANY

May 15, 2012	By:	/s/ Weibing Lu
Weibing Lu
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Bing Mei
Bing Mei
Chief Financial Officer
(Principal Financial and Accounting Officer)

