Form 10-Q
period 2012-06-30
SKYSTAR BIO-PHARMACEUTICAL CO
filed 2012-08-14
CIK 1076939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

or

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

Gaoxin District, Xi’an, Shaanxi Province, P.R. China

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

As of August 10, 2012, the Company had 7,604,800 shares of common stock outstanding.

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

Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risks Relating to Our Business” contained in Form 10-K for the year ended December 31, 2011, as well as those discussed elsewhere in this Quarterly Report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. We file reports with the SEC. You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room, 100 F. Street, NE, Washington, D.C. 20549 on official business days. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including the Company.

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

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$2,341,981	$7,048,968
Accounts receivable, net of allowance for doubtful accounts of $542,888 and $438,678 as of June 30, 2012 and December 31, 2011, respectively	10,687,845	3,391,493
Inventories	13,277,963	14,851,159
Deposits, prepaid expenses and other receivables	2,772,002	3,421,487
Prepayments for raw materials purchasing	36,688,923	29,226,961
Loans receivable	2,911,829	964,088
Total current assets	68,680,543	58,904,156

PROPERTY, PLANT AND EQUIPMENT, NET	28,070,683	28,376,559

CONSTRUCTION-IN-PROGRESS	9,553,513	8,839,055

OTHER ASSETS:
Long-term prepayments	1,207,154	1,512,817
Long-term prepayments for acquisitions	177,520	569,788
Intangible assets, net	5,513,494	5,674,206
Total other assets	6,898,168	7,756,811
Total assets	$113,202,907	$103,876,581

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,626,855	$1,047,067
Other payables and accrued expenses	5,039,774	5,274,598
Short-term loans	6,815,500	7,366,320
Deposits from customers	1,404,409	1,432,529
Taxes payable	2,936,992	160,081
Due to related parties	336,072	56,273
Total current liabilities	19,159,602	15,336,868

OTHER LIABILITIES:
Deferred government grant	396,250	393,500
Warrant/purchase option liability	21,000	43,400
Total other liabilities	417,250	436,900
Total liabilities	19,576,852	15,773,768

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 50,000,000 shares authorized. No Series “A” shares authorized. 48,000,000 Series “B” shares authorized. No Series “B” shares issued and outstanding	-	-
Common stock, $0.001 par value, 40,000,000 shares authorized, 7,604,800 and 7,161,919 shares issued and outstanding as of June 30, 2012 (Unaudited) and December 31, 2011	7,605	7,162
Paid-in capital	37,021,085	35,784,378
Statutory reserves	5,708,135	5,708,135
Retained earnings	42,095,651	38,492,031
Accumulated other comprehensive income	8,793,579	8,111,107
Total shareholders’ equity	93,626,055	88,102,813
Total liabilities and shareholders’ equity	$113,202,907	$103,876,581

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Unaudited)

	For Three Months Ended June30,		For Six Months Ended June30,
	2012	2011	2012	2011

REVENUE, NET	$8,870,848	$9,096,141	$16,797,185	$16,183,095

COST OF REVENUE	3,746,938	4,637,007	7,390,596	8,128,353

GROSS PROFIT	5,123,910	4,459,134	9,406,589	8,054,742

OPERATING EXPENSES:
Research and development	330,532	1,801,551	334,186	2,089,023
Selling expenses	670,567	609,826	1,376,183	979,230
General and administrative	1,834,280	515,293	2,939,715	1,810,091
Total operating expenses	2,835,379	2,926,670	4,650,084	4,878,344

INCOME FROM OPERATIONS	2,288,531	1,532,464	4,756,505	3,176,398

OTHER INCOME (EXPENSE):
Other income (expense), net	2,238	(4,549)	55,998	(4,367)
Interest income (expense), net	(25,929)	(98,973)	(179,541)	(69,301)
Change in fair value of warrant/purchase option liability	16,800	360,153	22,400	1,095,647
Total other income (expense), net	(6,891)	256,631	(101,143)	1,021,979

INCOME BEFORE PROVISION FOR INCOME TAXES	2,281,640	1,789,095	4,655,362	4,198,377

PROVISION FOR INCOME TAXES	582,774	281,705	1,051,742	759,155

NET INCOME	1,698,866	1,507,390	3,603,620	3,439,222

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	123,715	1,130,579	682,472	1,596,172

COMPREHENSIVE INCOME	$1,822,581	$2,637,969	$4,286,092	$5,035,394

EARNINGS PER SHARE:
Basic	$0.23	$0.21	$0.48	$0.48
Diluted	$0.23	$0.21	$0.48	$0.48

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic	7,461,227	7,169,419	7,454,837	7,168,176
Diluted	7,461,227	7,169,419	7,454,837	7,174,888

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(Unaudited)

	Six months ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,603,620	$3,439,222
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	635,856	498,760
Amortization	200,570	385,722
Provision for doubtful accounts	101,246	-
Change in fair value of warrant/purchase option liability	(22,400)	(1,095,647)
Common stock to be issued to related parties for compensation	-	26,525
Common stock issued under 2010 stock incentive plan	1,037,911	-
Change in operating assets and liabilities
Accounts receivable	(7,381,238)	1,085,951
Inventories	1,678,678	(8,711,510)
Deposits, prepaid expenses and other receivables	649,485	(919,717)
Prepayments for raw materials purchasing	(7,121,001)	1,654,995
Accounts payable	1,614,377	577,915
Other payables and accrued expenses	99,033	(449,155)
Deposits from customers	(38,170)	286,977
Taxes payable	2,778,594	(702,883)
Net cash used in operating activities	(2,163,439)	(3,922,845)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments of long-term prepayments	(349,464)	(307,642)
Refund of long-term prepayments	475,980	-
Loan to third parties	(1,942,963)	(2,847,846)
Collection of loan to third parties	-	8,871,193
Purchases of property, plant and equipment	(127,531)	(46,186)
Purchases of intangible assets	-	(51,222)
Payments on construction-in-progress	(79,806)	(4,013,980)
Net cash (used in) provided by investing activities	(2,023,784)	1,604,317

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	63,464	1,724,019
Repayment of short-term loans	(666,372)	(612,440)
Repayment of government grants	(317,320)	-
Due to related parties	280,901	190,630
Net cash (used in) provided by financing activities	(639,327)	1,302,209

EFFECT OF EXCHANGE RATE CHANGES ON CASH	119,563	174,990

DECREASE IN CASH	(4,706,987)	(841,329)

CASH, beginning of period	7,048,968	5,887,831

CASH, end of period	$2,341,981	$5,046,502

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$309,010	$119,128
Cash paid for income taxes	$88,054	$1,262,699
Non-cash investing and financing activities
Long-term prepayment transferred to construction-in-progress	$666,372	$571,692
Construction-in-progress transferred to property, plant and equipment	$3,630	$-
Share issued to settle payables to related parties	$199,239	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

						Accumulated
				Retained earnings		other
	Common stock		Paid-in	Statutory		comprehensive
	Shares	Amount	capital	reserves	Unrestricted	income	Total
BALANCE, December 31, 2011	7,161,919	$7,162	$35,784,378	$5,708,135	$38,492,031	$8,111,107	$88,102,813

Share issued under 2010 stock incentive plan	442,881	443	1,236,707	-	-	-	1,237,150
Foreign currency translation	-	-	-	-	-	682,472	682,472
Net income	-	-	-	-	3,603,620	-	3,603,620

BALANCE, June 30, 2012	7,604,800	$7,605	$37,021,085	$5,708,135	$42,095,651	$8,793,579	$93,626,055

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

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

All of the Company’s operations are carried out by our subsidiaries in China and Xi’an Tianxing Bio-Pharmaceutical Co., Limited (“Xi’an Tianxing”), a PRC joint stock company that the Company controls through contractual arrangements originally between Skystar Cayman and Xi’an Tianxing. On March 10, 2008, the Company entered into a series of agreements transferring all of the rights and obligations of Skystar Cayman under the contractual arrangements to Sida Biotechnology (Xi’an) Co., Ltd. (“Sida”), a PRC company. Sida is the wholly owned subsidiary of Fortunate Time International Limited (“Fortunate Time”), a Hong Kong company and wholly owned subsidiary of Skystar Cayman. Xi’an Tianxing also has a wholly owned subsidiary, Shanghai Siqiang Biotechnological Co., Ltd. (“Shanghai Siqiang”), a PRC company.

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

On August 11, 2010, Sida became the parent company of Skystar Biotechnology (Jingzhou) Co., Limited (“Skystar Jingzhou”), a company established in Jingzhou, Hubei province, China on February 5, 2010, with registered capital of approximately $4.1 million (RMB 26,000,000), of which approximately $3.7 million (RMB 23,480,000) has been paid. On July 5, 2012, Skystar Jingzhou fulfilled the requirement of remaining capital of $399,420 (RMB 2,520,000) and received the government's approval.

On March 15, 2011, Xi’an Tianxing formed Xi’an Sikaida Bio-products Co., Ltd. (“Xi’an Sikaida”) with registered capital of approximately $1,585,000 (RMB 10,000,000) paid by Xi’an Tianxing.

On January 7, 2012, the current GMP certification of Huxian veterinary medication facility expired and its production was temporarily suspended. Management expects to receive the renewed GMP certification and resume the production in third quarter.

Hereinafter, Skystar, Skystar Cayman, Fortunate Time, Sida, Xi’an Tianxing, Skystar Kunshan, Kunshan Sikeda, Skystar Jingzhou, Shanghai Siqiang, and Xi’an Sikaida are sometimes collectively referred to as the “Company.”

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(Unaudited)

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

Principles of consolidation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include the financial statements of the Company, its wholly-owned subsidiaries, and its variable interest entities (“VIEs”).  All significant inter-company transactions and balances between the Company, its subsidiaries, and its VIEs have been eliminated in consolidation.

The Company has evaluated the relationship with Xi’an Tianxing and Xi’an Tianxing’s wholly owned subsidiaries, Xi’an Sikaida and Shanghai Siqiang. As a result of the contractual arrangements which obligate Sida to absorb all of the risk of loss from Xi’an Tianxing’s activities and enable Sida to receive all of its expected residual returns, the Company accounts for Xi’an Tianxing, Xi’an Sikaida and Shanghai Siqiang as VIEs under the Financial Accounting Standards Board’s (“FASB”) interpretation on consolidation of variable interest entities. Accordingly, the Company consolidates the results, assets, and liabilities of Xi’an Tianxing. Xi’an Sikaida and Shanghai Siqiang.

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The level of uncertainty in estimates and assumptions increases with the length of time to complete the underlying transactions. Actual results may differ from these estimates in amounts that may be material to the consolidated financial statements and accompanying notes. Significant estimates and assumptions made by the Company are used for, but not limited to the allowance for uncollectible receivables, obsolescence reserve against the inventory, useful lives of property, plant and equipment and intangible assets, assumptions used in assessing impairment for long-lived assets and the fair value for derivatives instruments.

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

JUNE 30, 2012

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

Fair values of financial instruments

ASC Topic 820, Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy, which requires classification based on observable and unobservable inputs when measuring fair value. Certain current assets and current liabilities are financial instruments.  Management believes their carrying amounts are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and, if applicable, their current interest rates are equivalent to interest rates currently available.  The three levels of valuation hierarchy are defined as follows:

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

Outstanding warrants and purchase options do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants and purchase options using the Black-Scholes Option Pricing Model (“Black-Scholes Model”) using the following assumptions:

	Warrants – (1)		Purchase Options – (2)
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Stock price	$-	$2.74	$2.20	$2.74
Exercise price	$-	$5.00	$8.11	$8.11
Annual dividend yield	-	-	-	-
Expected term (years)	-	0.16	2.00	2.50
Risk-free interest rate	-	0.01%	0.33%	0.25%
Expected volatility	-	68%	68%	64%

(1)	As of December 31, 2011, 34,230 warrants with an exercise price of $5.00 were outstanding. All of these warrants expired on February 28, 2012. As of June 30, 2012, none of these warrants was outstanding.

(2)	As of December 31, 2011 and June 30, 2012, 140,000 purchase options with an exercise price of $8.11 were outstanding.

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

The fair value of the 140,000 purchase options outstanding as of June 30, 2012 was determined using the Black-Scholes Model, utilizing level 2 inputs, and recorded the change in earnings. As a result, the warrant/purchase option liability is carried on the consolidated balance sheets at fair value. The Company recognized gains of $16,800 and $360,153 from the change in fair value of derivative liability for the three months ended June 30, 2012 and 2011, respectively, and gains of $22,400 and $1,095,647 for the six months ended June 30, 2012 and 2011, respectively.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(Unaudited)

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2012:

	Carrying Value at June 30,	Fair Value Measurement at June 30, 2012
	2012	Level 1	Level 2	Level 3
Purchase option liability	$21,000	$—	$21,000	$—

Below is the reconciliation for the warrant/purchase option liability changes from December 31, 2011 to June 30, 2012.

Balance, December 31, 2011	43,400
Change in fair value	(22,400)
Balance, June 30, 2012	$21,000

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

There are two types of sales upon which revenue is recognized:

a.	Credit sales: revenue is recognized when the products have been delivered to the customers.

b.	Full payment before delivering: Cash received is recorded as “deposits from customers” and revenue is recognized when the products have been delivered to the customers.

 The Company’s revenue and cost of revenue by product line were as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Revenue
Micro-organism	$4,002,206	$1,981,128	$7,137,246	$3,577,222
Veterinary Medications	2,458,714	6,341,859	5,467,301	11,206,906
Feed Additives	1,267,061	390,872	2,301,833	717,279
Vaccines	1,142,867	382,282	1,890,805	681,688
Total Revenue	8,870,848	9,096,141	16,797,185	16,183,095

Cost of Revenue
Micro-organism	1,169,412	580,806	2,076,252	1,074,988
Veterinary Medications	1,399,006	3,842,551	3,191,654	6,664,457
Feed Additives	1,032,139	164,382	1,882,023	305,248
Vaccines	146,381	49,268	240,667	83,660
Total Cost of Revenue	3,746,938	4,637,007	7,390,596	8,128,353
Gross Profit	$5,123,910	$4,459,134	$9,406,589	$8,054,742

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(Unaudited)

Cash

Cash includes currency on hand, demand deposits with banks, and liquid investments with an original maturity of three months or less.

Accounts receivable and other receivables

Accounts receivable is stated at cost less an allowance for uncollectible accounts, as needed. The Company uses the aging method to estimate the allowance for anticipated uncollectible receivable balances. Under the aging method, a bad debt percentage is estimated by management based on historical experience and current economic climate.  The resulting percentage is applied to customers’ balances categorized by the number of months the underlying invoices have remained outstanding. At each reporting period, the allowance balance is adjusted to reflect the amount computed as a result of the aging method. When facts subsequently become available to indicate that the allowance provided requires an adjustment, a corresponding adjustment is made to the allowance account as a change in estimate. The ultimate collection of the Company’s accounts receivable may take one year. Delinquent account balances are reserved after management determines that the likelihood of collection is not probable, and known bad debts are written-off against the allowance for doubtful accounts when identified.

Inventories

Inventories are stated at the lower of cost as determined on a weighted-average basis, or market. Inventories include purchases and related costs incurred in bringing the inventories to their present location and condition. Management reviews inventories for obsolescence and cost in excess of net realizable value and records a reserve against the inventory and additional cost of goods sold when the carrying value exceeds net realizable value.

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and impairment losses, if any. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs that do not improve or extend the useful lives of the assets are charged to operations as incurred, while renewals and betterments are capitalized. Gains and losses on disposals are included in the results of operations. Estimated useful lives of the assets are as follows:

Estimated Useful Life
Buildings and improvements	10-40 years
Machinery and equipment	5-10 years
Office equipment and furniture	5-10 years
Vehicles	5-10 years

Management assesses the carrying value of property, plant and equipment annually or more often when factors indicating impairment are present, and reduces the carrying value of such assets by the amount of the impairment. The Company determines the existence of such impairment by measuring the expected future cash flows (undiscounted) and comparing such amount to the net asset carrying value. An impairment loss, if it exists, is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Based on its review, management believes that, as of June 30, 2012 and December 31, 2011, there was no impairment for its property, plant and equipment.

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

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(Unaudited)

Technological know-how — Purchased technological know-how includes confidential formulas, manufacturing processes, and technical and procedural manuals, and is amortized using the straight-line method over estimated useful life between five to eleven years that reflects the period over which such confidential formulas, manufacturing processes, and technical and procedural manuals are kept confidential by the Company as agreed between the Company and the selling parties.

Impairment of Intangible assets — the Company evaluates the carrying value of intangible assets at least annually when factors indicating impairment are present. The Company determines the existence of such impairment by measuring the estimated future cash flows (undiscounted) and comparing such amount to the net asset carrying value. If the undiscounted cash flow estimated to be generated by any such intangible asset is less than its carrying amount, a loss is recognized based on the amount by which the carrying amount exceeds the intangible asset’s fair market value. Loss on intangible assets to be disposed of is determined in a similar manner, except that fair market values are reduced by the cost of disposal. Based on its review, the Company believes that, as of June 30, 2012 and December 31, 2011, there was no impairment of its intangible assets.

Comprehensive income

Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive income is comprised of the foreign currency transaction adjustments.

Shipping and handling costs

Shipping and handling costs related to costs of goods sold are included in selling expenses, which totaled $463,630 and $350,054 for the three months ended June 30, 2012 and 2011, respectively, and $847,333 and $544,270 for the six months ended June 30, 2012 and 2011, respectively.

Advertising costs

Advertising costs are charged to selling expenses as incurred, Advertising costs were insignificant for the three months and six months ended June 30, 2012 and 2011.

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. As of June 30, 2012, there are no unrecognized tax benefits, and the Company does not expect a significant change in tax benefits in the next 12 months.  Penalties and interest levied by taxing authorities, if any, are classified as income tax expense in the year incurred.  No significant penalties or interest relating to income taxes have been incurred during the three months and six months ended June 30, 2012 and 2011.

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

JUNE 30, 2012

(Unaudited)

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

Operating segments

While the chief operating decision-makers monitor the revenue streams of the various products lines, operations are managed and financial performance is evaluated on a Company-wide basis.  Product lines are aggregated into one as operating results for all product lines are similar.  Accordingly, all of the major product lines (micro organism, veterinary medicine, feed additives and vaccines) are considered by management to be aggregated in one reportable operating segment.

Recently issued accounting pronouncements

In July 2012, the FASB issued 2012-02 Intangibles — Goodwill and Other (Topic 350): The amendments in this update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under these amendments, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued. It is not expected to have a material impact on the Company’s consolidated financial statements.

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

JUNE 30, 2012

(Unaudited)

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

For the three months and six months ended June 30, 2012 and 2011, all of the Company’s sales occurred in the PRC. No major customers accounted for more than 10% of the Company’s total revenues. All accounts receivable at June 30, 2012 and December 31, 2011 are from customers located in the PRC.

The Company’s six largest vendors accounted for approximately 87% and 86% of the Company’s total purchases for the three months and six months ended June 30, 2012, respectively, while the Company’s six largest vendors accounted for approximately 59% and 66% of the Company’s total purchases for the three months and six months ended June 30, 2011, respectively.

The Company had one product that accounted for 13% and 17% of the Company’s total revenues for the three months and six months ended June 30, 2012, respectively, while the Company had one product that accounted for 22% and 19% of the Company’s total revenues for the three months and six months ended June 30, 2011, respectively.

Note 4 - ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	June 30, 2012	December 31, 2011
Account receivable	$11,230,733	$3,830,171
Allowance for doubtful accounts	(542,888)	(438,678)
Account receivable, net	$10,687,845	$3,391,493

The following table presents the movement of allowance for doubtful accounts:

Allowance for doubtful accounts, January 1, 2012	$438,678
Addition	101,246
Translation adjustment	2,964
Allowance for doubtful accounts, June 30, 2012	$542,888

Note 5 – INVENTORIES

Inventories consist of the following:

	June 30, 2012	December 31, 2011
Raw materials	$12,411,795	12,646,663
Packaging materials	239,948	181,304
Work-in-process	6,844	22,559
Finished goods	778,752	2,171,238
Other	63,863	51,085
	13,501,202	15,072,849
Less: Allowance for obsolete inventories	(223,239)	(221,690)
Total	$13,277,963	14,851,159

The Company periodically reviews its reserves for slow-moving and obsolete inventories.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(Unaudited)

Note 6 - DEPOSITS, PREPAID EXPENSES AND OTHER RECEIVABLES

Deposits, prepaid expenses and other receivables are comprised of the following:

	June 30, 2012	December 31, 2011
Prepayment for enterprise income taxes	$1,171,101	$2,162,070
Value added taxes receivable	117,058	-
Other prepayments	926,030	751,025
Other receivables	557,813	508,392
Total	$2,772,002	$3,421,487

Note 7 – PREPAYMENTS FOR RAW MATERIALS PURCHASING

Prepayments for raw materials purchasing are comprised of the following:

	June 30, 2012	December 31, 2011
Prepayments for raw materials purchasing	$36,227,978	$28,824,123
Prepayments for packaging materials purchasing	460,945	402,838
Total	$36,688,923	$29,226,961

As part of the Company’s strategy to reduce inventory costs, the Company maintains a balance for prepayments to suppliers in order to secure favorable pricing for raw materials.  As inventory is received throughout the year, this balance will fluctuate with the business operations.

Note 8 – LOANS RECEIVABLE

In November 2010, the Company provided an unsecured non-interest bearing loan to Xi’an Tiantai Investment, Ltd., the Company’s acquisition advisor, in the amount of $190,200 (RMB 1,200,000) for two years from November 26, 2010 through November 25, 2012.

On April 1, 2012, the Company provided an unsecured interest bearing loan to Shaanxi Jiali Pharmaceutical Co., Ltd., in the amount of $792,500 (RMB 5,000,000) at an annual interest rate of 12.0% for eight months from April 1, 2012 through November 30, 2012.

On April 6, 2012, the Company provided an unsecured interest bearing loan to an unrelated third party, in the amount of $871,750 (RMB 5,500,000) at an annual interest rate of 12.0% for six months from April 6, 2012 through October 5, 2012.

As of June 30, 2012 and December 31, 2011, the Company had other unsecured non-interest bearing short-term loans in the amount of $1,057,379 (RMB 6,671,159) and $775,208 (RMB 4,925,082), respectively, due from the Company’s employees and unrelated third parties. Up to August 7, 2012, loans receivable of $802,169 have been repaid.

Note 9 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	June 30, 2012	December 31, 2011
Buildings and improvements	$26,047,197	$25,866,428
Machinery and equipment	5,838,494	5,675,995
Office equipment and furniture	330,934	320,498
Vehicles	592,548	588,436
Total	32,809,173	32,451,357
Less: accumulated depreciation	(4,738,490)	(4,074,798)
Plant and equipment, net	$28,070,683	$28,376,559

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(Unaudited)

Depreciation expense was $292,727 and $166,332 for the three months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012 and 2011, depreciation expense was $635,856 and $498,760, respectively.

Note 10 - CONSTRUCTION-IN-PROGRESS

Construction-in-progress (“CIP”) relates to a plant being built in accordance with the PRC’s Good Manufacturing Practices (“GMP”) Standard.

Xi’an facility

Xi’an Tianxing has a vaccine facility and a veterinary medicine facility located in Huxian, Xi’an.

In 2011, the Company started two projects at the vaccine facility to modify air filtration, water treatment, and other facility changes based on recommendations by outside experts hired by the Company to advise on the GMP qualification process for the vaccine facility. As of June 30, 2012, this vaccine facility had a total construction-in-progress of $2,142,056 (RMB 13,514,552). The facility is currently waiting for GMP certification from the Ministry of Agriculture. The Company expects the GMP certification process to be completed by the second half of 2012.

In 2011, the Company started a facility improvement project in the amount of approximately $317,000 (RMB 2,000,000) for the Huxian Animal Laboratory. The facility is a supporting project to the Huxian vaccine facility and is currently waiting for GMP certification from the Ministry of Agriculture. The Company expects the GMP certification process to be completed by the second half of 2012.

In 2011, the Company started a facility improvement project in the amount of $1,128,520 (RMB 7,120,000) at the Huxian veterinary medicine facility to prepare its GMP re-examination. The project includes a renovation project to clean 3,160 square feet in area and to replace or implement an exhaust ventilation system, color steel enclosure, process water piping, purification equipment, fire alarm, and combined air supply unit. This facility is currently awaiting the final approval of GMP re-examination from Ministry of Agriculture. The Company expects that the GMP re-examination will be completed during the third quarter of 2012.

Jingzhou facility

In 2011, the Company started a facility improvement project to expand veterinary medicine production capacity at the Jingzhou facility. The project includes plant construction and water supply and drainage and has an estimated total cost of $1,664,251 (RMB 10,500,000). The Company expects the project will be completed by the second half of 2012.

Kunshan facility

In 2011, the Company started a supporting project at the Kunshan micro-organism facility that includes the construction and installation of plumbing, sewer, electrical, HVAC, fire protection and alarm system, drainage, office, lab, road construction, parking, and landscaping. As of June 30, 2012, the facility had a total in construction-in-progress of $4,957,401 (RMB 31,276,982). The construction and installation were completed and the project will be inspected and accepted. The Company expects the project will be completed during the third quarter of 2012. The management anticipates that Kunshan plant will start small-scale production in the second half of 2012. However, the management does not expect that this facility will have significant impact to the Company’s revenue in 2012 as a whole.

No depreciation is provided for construction-in-progress until such time as the assets are completed and placed into service.

The construction projects the Company was in the progress of completing are as follows:

	Total in CIP as of	Estimate cost to	Estimated	Estimated
Project	6/30/2012	Complete	Total Cost	Completion Date
Xi'an vaccine facility	$2,142,056	$-	$2,142,056	Second half of 2012
Xi'an animal laboratory	317,000	-	317,000	Second half of 2012
Xi'an veterinary medication facility	1,128,520	-	1,128,520	Third Quarter of 2012
Jingzhou veterinary medication facility	1,008,536	655,715	1,664,251	Second half of 2012
Kunshan micro-organism facility	4,957,401	-	4,957,401	Third Quarter of 2012
TOTAL CIP Balance	$9,553,513	$655,715	$10,209,228

As of June 30, 2012 and December 31, 2011, the Company had construction in progress amounting to $9,553,513 and $8,839,055, respectively. No interest expense had been capitalized for construction in progress for the three months and six months ended June 30, 2012 and 2011 as management determined the amount of capitalized interest would be insignificant.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(Unaudited)

Note 11 - LONG-TERM PREPAYMENTS

Long-term prepayments consist of the following:

	June 30, 2012	December 31, 2011
R&D project	$317,000	$314,800
Construction deposits	417,095	920,790
Deposits for equipment purchase and land use rights	473,059	277,227
Deposits for potential acquisitions	177,520	569,788
Total	$1,384,674	$2,082,605

As of June 30, 2012 and December 31, 2011, deposits for potential acquisitions totaled $177,520 and $569,788, respectively, all of which was held by an unrelated third party engaged to facilitate potential acquisition projects.

Note 12 – INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 30, 2012	December 31, 2011
Land use rights	$4,794,627	$4,761,352
Technological know-how	2,219,000	2,203,600
Patents	317,000	314,800
Total	7,330,627	7,279,752
Less: accumulated amortization	(1,817,133)	(1,605,546)
Intangible assets, net	$5,513,494	$5,674,206

For the three months ended June 30, 2012 and 2011, the amortization expense for intangibles assets amounted to $100,197 and $154,800, respectively. For the six months ended June 30, 2012 and 2011, the amortization expense for intangibles assets amounted to $200,570 and $385,722, respectively.

Amortization expense expected for the next five years and thereafter is as follows:

Years ending December 31,	Amount
Remainder of 2012	$200,368
2013	242,235
2014	242,235
2015	242,235
2016	242,235
Thereafter	4,344,186
Total	$5,513,494

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(Unaudited)

Note 13 – SHORT-TERM LOANS

On May 5, 2011, the Company obtained a one year loan with Industrial and Commercial Bank of China Songzi Branch for $475,500 (RMB 3,000,000) at an annual interest rate determined by using the People's Bank of China floating benchmark lending rate over the same period plus 30% of that rate. This loan was secured by the Company’s land use rights in Jingzhou, Hubei Province and guaranteed by the legal representative of Skystar Jingzhou. This loan was fully repaid on May 2, 2012.

On July 8, 2011, the Company obtained a one year loan with Chang’an Bank for $792,500 (RMB 5,000,000) at an annual interest rate of 8.203%. This loan was secured by the Company’s office buildings and its Chairman and CEO’s personal property located in Xi’an City, which includes an office building contributed by a shareholder in 2005 as additional capital of Xi’an Tianxing. As of June 30, 2012, the title to this property has not been passed to the Company. This loan is also personally guaranteed by the Company’s Chairman and CEO and his wife. This loan was fully repaid on July 11, 2012.

On August 25, 2011, the Company obtained a one year loan with Shaanxi Agricultural Yanta Credit Union for $792,500 (RMB 5,000,000) at an annual interest rate of 9.411%. This loan is secured by the Company’s office buildings located in Xi’an City. This loan is also personally guaranteed by the Company’s Chairman and CEO.

On December 22, 2011, the Company obtained a one year loan with Shaanxi Agricultural Yanta Credit Union for $475,500 (RMB 3,000,000) at an annual interest rate of 9.411%. This loan is secured by the Company’s office buildings located in Xi’an City. This loan is also personally guaranteed by the Company’s Chairman and CEO and his wife.

On December 1, 2011, the Company obtained a one year loan with Bank of Chengdu for $4,755,000 (RMB 30,000,000) at an annual interest rate determined by using the People's Bank of China floating benchmark lending rate over the same period plus 30% of that rate, which was 8.528% at June 30, 2012. This loan is secured by the Company’s land use right and manufacturing plant located in Huxian County.

In 2011, the Company obtained two three-month loans with a third-party individual for a total amount of $126,800 (RMB 800,000). During the first quarter of 2012, the Company borrowed another two short-term loans for a total amount of $63,400 (RMB 400,000) with this third-party individual. These four loans are non-interest bearing and are unsecured. On April 6, 2012, the Company repaid one loan of $47,550 (RMB 300,000). On April 9, 2012, the Company repaid the other three remaining loans totaling $142,650 (RMB 900,000). As of June 30, 2011, no loans from the third party individual remained outstanding.

Interest expense incurred and associated with the short-term loans amounted to $156,427 and $309,010 for the three months and six months ended June 30, 2012, respectively, none of which has been capitalized as part of construction-in-progress in 2012. Interest expense incurred and associated with the short-term loans amounted to $95,341 and $149,750 for the three months and six months ended June 30, 2011, respectively, none of which has been capitalized as part of construction-in-progress in 2011.

Outstanding short-term loans consisted of the following:

	June 30, 2012		December 31, 2011			Interest
Bank	Amt RMB	Amt USD	Amt RMB	Amt USD	Due Date	Rate

Chang’an Bank	5,000,000	$792,500	5,000,000	$787,000	07/07/12	8.203%
Shaanxi Agricultural Yanta Credit Union	5,000,000	792,500	5,000,000	787,000	08/24/12	9.411%
Shaanxi Agricultural Yanta Credit Union	3,000,000	475,500	3,000,000	472,200	12/21/12	9.411%
Commercial Bank of China Songzi Branch	-	-	3,000,000	472,200	05/04/12	(1)
Bank of Chengdu	30,000,000	4,755,000	30,000,000	4,722,000	11/30/12	(1)
Third-party Individual	-	-	800,000	125,920	Various	0%
Total	43,000,000	$6,815,500	46,800,000	$7,366,320

(1)	People's Bank of China floating benchmark lending rate over the same period plus 30%, which was 8.528% at June 30, 2012.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(Unaudited)

Note 14 - DEFERRED GOVERNMENT GRANT

Deferred government grant represents subsidies for Good Manufacturing Practice projects granted by various levels of the PRC government which may be required by the PRC government for repayment. As of June 30, 2012 and December 31, 2011, deferred government grant (after various repayments) were RMB 2,500,000, equivalent to $396,250 and $393,500, respectively.

Note 15 - CAPITAL TRANSACTIONS

Stock-based compensation

On March 30, 2010, the Company agreed to issue 2,500 shares of common stock to a non-executive director in exchange for services unrelated to his services as a director at the fair market value of $11.74 per share based on the closing price on March 30, 2010. On April 16, 2010, the Company entered into another agreement to grant 10,000 shares of common stock to that director for his one year service from April 1, 2010. The closing price per share on the grant date was $10.61. The common stock compensation vests in four equal quarterly installments of 2,500 shares. Shares owed were accrued at the end of each quarter at the fair market value on the grant date of $10.61 per share. On August 31, 2011, the Company entered into another agreement to grant 36,000 shares of common stock to that director for his one year service from April 1, 2011. The closing price per share on the grant date was $2.58. The common stock compensation vests in four equal quarterly installments of 9,000 shares. Shares owed were accrued at the end of each quarter at the fair market value on the grant date of $2.58 per share. Currently, the Company is working on completing the contract with this director for his service beginning April 1, 2012. As of June 30, 2012 and December 31, 2011, Nil and 34,500 shares to be issued to this non-executive director included in the accrued expenses amounted to $Nil and $149,235, respectively.

On May 26, 2009, the Company agreed to issue 5,556 shares of common stock to a director at the beginning of each term of his directorship. The trading value of the common stock on May 26, 2009 was $4.50 per share. The Company issued 5,556 shares on February 26, 2010. In accordance with the agreement between the Company and this director, this director must continue to serve as a member of the Board until his successor is duly elected and qualified in order to receive the shares. This director has continued in his position, and the Company is working on the agreement with this director. As of June 30, 2012 and December 31, 2011, Nil and 11,112 share to be issued to this non-executive director included in the accrued expenses amounted to Nil and $50,004, respectively.

 On July 29, 2011, the Company entered into a one-year employment agreement with its CFO. Under the agreement, he is entitled to receive an aggregate 8,000 shares of common stock, 4,000 shares of which shall be issuable on the 6 month anniversary and the remainder 4,000 shares of which shall be issuable on the 12 month anniversary. The closing price per share on the grant date was $4.20. On July 29, 2012, the Company entered into another one-year employment agreement with the CFO. Under the agreement, he is entitled to receive an aggregate 8,000 shares of common stock, vested in four equal quarterly installments of 2,000 shares. The closing price per share of the stock on the next business day of the grant date was $2.17.

Equity Compensation Plan

On December 8, 2009, the Company’s board of directors approved a stock incentive plan for officers, directors, employees and consultants entitled the “Skystar Bio-Pharmaceutical Company 2010 Stock Incentive Plan” (the “2010 Plan”). The maximum number of shares that may be issued under the 2010 Plan is 700,000 shares of common stock. The 2010 Plan was approved by the Company’s stockholders on December 31, 2009, and awards may be granted thereunder until December 7, 2019. On May 4, 2012, the Board approved common stock grants in the total amount of 442,881 shares to the Company’s employees and members of the Board of Directors, all of which grants were made pursuant to the terms and provisions of the Plan. As of June 30, 2012, there are 247,119 shares of the Company’s common stock remaining available for future issuance under the Plan. Of the 442,881 shares issued in May 2012, 62,612 shares were issued to settle payables to directors and CFO of $256,056, and the remaining 380,269 shares, valued at $981,094 based on the grant date fair value of the common stock of $2.58 per share. A total of $992,107 and $1,037,911 were charged to general and administrative expenses for the three months and six months ended June 30, 2012, respectively.

Warrants and Purchase Options

On February 28, 2007, in connection with a financing the Company issued 195,000 warrants to four investors with an exercise price of $6.00 per share for a term of three years (number of warrants and exercise price adjusted for 1-for-10 reverse stock split on May 12, 2009 and 2-for-1 forward stock split on November 16, 2009).  On the same date, the Company also issued warrants to the placement agent, exercisable for 114,100 shares of the Company’s common stock at a price of $5.00 per share for a five-year term (number of warrants and exercise price adjusted for 1-for-10 reverse stock split on May 12, 2009 and 2-for-1 forward stock split on November 16, 2009).  Up to December 31, 2011, 274,870 warrants were exercised. As of June 30, 2012, the remaining 34,230 warrants expired.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(Unaudited)

In connection with the 2009 equity offering discussed below, the Company granted 140,000 common stock purchase options to five designees of the Underwriters with a vesting date of June 30, 2010. The options are exercisable from June 30, 2010 to June 30, 2014, and each option is exercisable for one share of the Company’s common stock at an exercise price at $8.11 per share. All options were provided for services performed. On June 30, 2010, the purchase options were reclassified from equity to warrant/purchase option liabilities, and the Company reclassified $779,674 from additional paid in capital to warrant/purchase option liability. As of December 30, 2011 and June 30, 2012, 140,000 common stock purchase options were outstanding.

The fair value of each warrant and purchase option is estimated on the date of grant using the Black-Scholes option-pricing model that uses the assumptions noted in the table stated in Note 2.

Following is an activity summary of the Company’s outstanding warrants and purchase options:

	Number of warrants/purchase options	Weighted – average exercise price	Weighted- average remaining contractual term (Year)
Outstanding at January 1, 2011	174,230	$7.50	2.04
Granted	-
Forfeited	-
Exercised	-
Outstanding at December 31, 2011	174,230	$7.50	2.04
Granted	-	-
Forfeited	(34,230)	5	Nil
Exercised	-
Outstanding at June 30, 2012	140,000	$8.11	2.00
Exercisable at June 30, 2012	140,000	$8.11	2.00

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

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(Unaudited)

Note 17 – TAXES

Skystar is subject to United States federal income tax. Skystar Cayman is a tax-exempt company incorporated in the Cayman Islands. Fortune Time did not have any assessable profits arising in or derived from Hong Kong for 2012 and 2011, and accordingly no provision for Hong Kong profits tax was made in these periods.

The Company’s subsidiaries and VIEs are subject to the PRC’s Enterprise Income Tax. Pursuant to the PRC Income Tax Laws, Enterprise Income Tax is generally imposed at a statutory rate of 25%. Xi’an Tianxing has been approved as a new technology enterprise, and under PRC Income Tax Laws is entitled to a preferential tax rate of 15%.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months and six months ended June 30, 2012 and 2011:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
U.S. Statutory rate	34.0%	34.0%	34.0%	34.0%
Foreign income not recognized in the U.S.	(34.0)	(34.0)	(34.0)	(34.0)
China income tax rate	25.0	25.0	25.0	25.0
China income tax exemption	(10.0)	(10.0)	(10.0)	(10.0)
Stock-based compensation	7.7	-	4.1	-
Other item (1)	2.8	0.7	3.5	3.1
Total provision for income taxes	25.5%	15.7%	22.6%	18.1%

(1)	Other item is for operating expenses incurred by Skystar that are not deductible in the PRC and expenses incurred by other subsidiaries that are not deductible on the consolidated level, which resulted in an increase in the effective tax rate of 2.8% and 0.7% for the three months ended June 30, 2012 and 2011, respectively, and an increase of 3.5% and 3.1% for the six months ended June 30, 2012 and 2011, respectively.

Taxes payable consisted of the following:

	June 30, 2012	December 31, 2011
Value added tax	$2,604,934	$110,880
Other taxes	332,058	49,201
Total	$2,936,992	$160,081

As of June 30, 2012, the estimated net operating loss carry forwards of Skystar for U.S. income tax purposes amounted to $6,418,183, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, beginning in 2026 and through 2030. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s limited operating history and continuing losses for U.S. income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at June 30, 2012 and December 31, 2011. The valuation allowance at June 30, 2012 and December 31, 2011 was $2,182,182 and $1,799,945, respectively. The Company’s management reviews this valuation allowance periodically and makes adjustments as necessary. As of June 30, 2012, the Company has no other deferred tax amounts.

The Company did not provide for deferred income taxes and foreign withholding taxes on the cumulative undistributed earnings of foreign subsidiaries as of June 30, 2012 of $26,500,000 (RMB 167,191,000). The cumulative undistributed earnings of foreign subsidiaries were included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(Unaudited)

Note 18 - EARNINGS PER SHARE

The following is the calculation of earnings per share:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Net income	$1,698,866	$1,507,390	$3,603,620	$3,439,222

Weighted average shares used in basic computation	7,461,227	7,169,419	7,454,837	7,168,176
Diluted effect of stock warrants	-	-	-	6,712
Weighted average shares used in diluted computation	7,461,227	7,169,419	7,454,837	7,174,888

Earnings per share:

Basic	$0.23	$0.21	$0.48	$0.48
Diluted	$0.23	$0.21	$0.48	$0.48

For the three months and six months ended June 30, 2012 and 2011, the outstanding 140,000 options were excluded from the diluted earnings per share calculation as they are anti-dilutive.

For the three months ended June 30, 2011, a total of 34,230 warrants were excluded from the diluted earnings per share calculation as they were anti-dilutive.

Note 19 - RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

Amounts receivable from and payable to related parties are summarized as follows:

	June 30, 2012	December 31, 2011

Shares to be issued to related parties (Note 15)
Scott Cramer – non-executive director	$-	$149,235
Mark D. Chen – non-executive director	-	50,004
Total	$-	$199,239

Amounts due to (from) related parties
Scott Cramer – non-executive director and shareholder (1)	$99,469	$147,877
Officers, shareholders and other related parties (2)	236,603	(91,604)
Total	$336,072	$56,273

(1)	As of June 30, 2012 and December 31, 2011, the Company had unpaid reimbursement and compensation due to Scott Cramer valued at $99,469 and $147,877, respectively.

(2)	The amounts due to (from) officers, shareholders and other related parties at June 30, 2012 and December 31, 2011 include unpaid reimbursement and compensation and, advances to Mr. Weibing Lu and other related parties for business expenses.

Also refer to Notes 13, 15 and 20 for other related party transactions and arrangements.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(Unaudited)

 Note 20 - COMMITMENTS AND CONTINGENCIES

(a)  Lease commitments

The Company recognizes lease expense on the straight-line basis over the term of the lease.

The Company entered into a tenancy agreement for the lease of factory premises of Xi’an Tianxing in Sanqiao for a period of ten years from October 1, 2004 to December 31, 2014. The annual rent for the factory premises is subject to a 10% increase every two years starting October 1, 2009. As of June 30, 2012, the annual rent for the factory premises was adjusted to approximately $20,225 (RMB 127,600).

The Company leases office space in Xi’an from Mr. Weibing Lu, the Company’s Chairman and CEO, for a period of five years from January 1, 2007 to December 31, 2011, with annual rent of approximately $26,248 (RMB 165,600). In January 2012, the Company renewed the lease with Mr. Lu for another 5 years from January 1, 2012 to December 31, 2016 at rent of approximately $28,530 (RMB 180,000) per year.

The Company also entered into a tenancy agreement with Mr. Weibing Lu for the lease of Shanghai Siqiang’s office in Shanghai for a period of ten years from August 1, 2007 to August 1, 2017 with annual rent of approximately $22,824 (RMB 144,000).

The Company entered into a one year tenancy agreement for an office lease in Kunshan, Jiangsu province from April 15, 2011 to April 14, 2012 with annual rent of approximately $3,043 (RMB 19,200). On April 15, 2012, the Company entered into a new six-month tenancy agreement for this office from April 15, 2012 to October 14, 2012 with six-month rent of approximately $1,602 (RMB 10,105).

The Company entered into a tenancy agreement for the lease of warehouse premises in Xi’an for a period of three years from July 20, 2011 to July 19, 2014 with annual rent of approximately $37,248 (RMB 235,000) subject to a 10% increase every two years starting July 20, 2013.

On February 21, 2012, the Company entered into a six-month tenancy agreement for an office lease in Jingzhou, Hubei province from February 21, 2012 to August 20, 2012 with six-month rent of approximately $285 (RMB 1,800).

The minimum future lease payments for the next five years and thereafter are as follows:

Period	Unrelated third parties	Related parties	Total
Six months ending December 31, 2012	$29,741	$25,677	$55,418
Year ending December 31, 2013	59,755	51,354	111,109
Year ending December 31, 2014	16,547	51,354	67,901
Year ending December 31, 2015	-	51,354	51,354
Year ending December 31, 2016 and thereafter	-	64,668	64,668
Total	$106,043	$244,407	$350,450

Rental expense to unrelated third parties for the three months ended June 30, 2012 and 2011 amounted to $15,007 and $9,285, respectively. Rental expense to unrelated third parties for the six months ended June 30, 2012 and 2011 amounted to $30,542 and $14,331, respectively.

Rental expense to related parties for the three months ended June 30, 2012 and 2011 amounted to $13,218 and $11,779, respectively. Rental expense to related parties for the six months ended June 30, 2012 and 2011 amounted to $25,703 and $21,129, respectively.

(b)  Legal proceedings

From time to time, the Company is involved in legal matters arising in the ordinary course of business. Except as set forth below, our management is not aware of any legal matters or pending litigation that would have a significant effect on the Company’s consolidated financial statements as of June 30, 2012.

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

JUNE 30, 2012

(Unaudited)

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

Although the Second Circuit declined to issue sanctions against Chien, it expressly warned Chien “that the continued filing of duplicative, vexatious, or frivolous appeals regarding issues already resolved by this Court may result in the imposition of sanctions, including a leave-to-file sanction requiring Chien to obtain permission from this Court prior to filing further submissions in this Court.” Mr. Chien has filed a petition for writs of certiorari with the Supreme Court of the United States. The Supreme Court has not yet acted on Chien’s petitions.

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

(c)  Ownership of leasehold property

In 2005, a shareholder contributed a leasehold office building as additional capital of Xi’an Tianxing. However, as of June 30, 2012, title to this leasehold property has not passed to the Company. The Company does not believe there are any legal barriers for the shareholder to transfer the ownership to the Company. However, in the event that the Company fails to obtain the ownership certificate for the leasehold property, there is a risk that we may be required to vacate the building. Management believes that this possibility is remote, and, as such, no provision has been made in the consolidated financial statements for this potential occurrence.

(d) R&D project

In 2008, Xi’an Tianxing contracted with Northwestern Agricultural Technology University to work jointly on an R&D project concerning the application of nano-technology in the prevention of major milk cow disease. The total projected budget for this project is approximately $634,000 (RMB 4,000,000), which is to be paid according to completed stages of the project. The project reached trial stage in September 2009. As of June 30, 2012, the Company incurred approximately $475,980 (RMB 3,000,000) of cumulative expenses relating to this project.

In 2009, Xi’an Tianxing contracted with the Fourth Military Medical University to jointly work on an R&D project on fish diseases linked immunosorbent detection kit and fish diseases multi-linked monoclonal antibody therapeutic agents. The contracted amount for this project is approximated $951,000 (RMB 6,000,000). As of June 30, 2012, the Company has incurred approximately $539,444 (RMB 3,400,000) of cumulative expenses relating to this project.

During the first quarter of 2011, Xi’an Tianxing contracted with the Fourth Military Medical University to jointly work on an R&D project to develop new treatment and diagnosis method for Mycoplasmal pneumonia of swine. The project term is from January 2011 through September 2013. The cost to the Company for the initial phase is approximately $317,000 (RMB 2,000,000). As of June 30, 2012, the Company has incurred approximately $79,330 (RMB 500,000).

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(Unaudited)

During the second quarter of 2011, Xi’an Tianxing launched four new R&D projects to develop ceftiofur sodium for injection (powder for injection), a sulfuric acid injection neostigmine, dexamethasone sodium phosphate injection, and houttuynia preparation of compound application in weaning piglets. The projected budget for the R&D project of ceftiofur sodium for injection (powder for injection) is approximately $554,750 (RMB 3,500,000). As of June 30, 2012, the Company has incurred approximately $555,310 (RMB RMB 3,500,000). The projected budget for the R&D project of a sulfuric acid injection neostigmine is approximately $475,500 (RMB 3,000,000). As of June 30, 2012, the Company has incurred approximately $389,010 (RMB 2,451,849). The projected budget for the R&D project of dexamethasone sodium phosphate injection is approximately $555,944 (RMB 3,507,531). As of June 30, 2012, the Company has incurred approximately $556,505 (RMB 3,507,531). The projected budget for the R&D project of houttuynia preparation of compound application in weaning piglets is approximately $713,250 (RMB 4,500,000). As of June 30, 2012, the Company has incurred approximately $681,227 (RMB 4,293,630).

During the second quarter of 2012, Xi’an Tianxing contracted with the Fourth Military Medical University to jointly work on an R&D project of ring disease and pseudo-rabies specific transfer factor and blue-ear disease and Mycoplasma pneumoniae disease specific transfer factor to enhance the livestock and poultry's own immuneforce and prevent the onset of conventional disease. The project term is from April 2012 through March 2013. The cost to the Company for the initial phase is approximately $47,550 (RMB 300,000). As of June 30, 2012, the project was in clinical research stage and the Company has incurred approximately $1,587 (RMB 10,000).

In addition, the Company also launched various R&D projects in 2011 on veterinary products formula adjustment, pet drug development and fermentation engineering design and development and lab tests. As of June 30, 2012, approximately $857,547 (RMB 5,404,937) has been incurred related to these projects and lab tests.

R&D projects are summarized as follows:

Project	Amount incurred as of 6/30/2012	Amount expected to be incurred	Total amount of project
Project with the Fourth Military Medical University (1)	$539,444	$412,100	$951,000
Project with Northwestern Agricultural Technology University (2)	475,980	158,500	634,000
Project with the Fourth Military Medical University (3)	79,330	237,750	317,000
In-house R&D project (4)	555,310	0	554,750
In-house R&D project (5)	389,010	86,882	475,500
In-house R&D project (6)	556,505	0	555,944
In-house R&D project (7)	681,227	32,710	713,250
Project with the Fourth Military Medical University (8)	1,587	45,966	47,550
Other in-house R&D projects (9)	857,547	15,850	872,532
TOTAL	$4,135,940	$989,758	$5,121,526

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

(4) Project for ceftiofur sodium for injection (powder for injection)

(5) Project for sulfuric acid injection neostigmine

(6) Project for dexamethasone sodium phosphate injection

(7) Project for houttuynia preparation of compound application in weaning piglets

(8) Project for transfer factor test

(9) Other projects for veterinary products formula adjustment, pet drug development and fermentation engineering design and development and lab tests

All payments made for R&D projects have been expensed as incurred.

(e) Registered capital commitment

Skystar Kunshan’s remaining registered capital of $12,750,000 was originally required to be invested by May 7, 2012. In 2011, the asset acquisition of Kunshan facility was completed. The Company is in the process of getting the government’s approval to transfer the asset purchased to satisfy some of our registered capital commitment. As of the date of this report, the Company has not received the approval nor a new due date for the payment of the remaining registered capital.

As of June 30, 2012, Skystar Jingzhou has remaining registered capital of $399,420 (RMB 2,520,000) required to be invested. On July 5, 2012, the Company paid up the remaining capital of $399,420 (RMB 2,520,000) of Skystar Jingzhou.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q contains forward-looking statements regarding Skystar Bio-Pharmaceutical Company and our business, financial condition, results of operations and prospects within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include those that express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact. These forward-looking statements are based on our current expectations and projections about future events and they are subject to risks and uncertainties known and unknown that could cause actual results and developments to differ materially from those expressed or implied in such statements. Although forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. When used in this document and other documents, releases and reports released by us, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “the facts suggest” and words of similar import, are intended to identify any forward-looking statements. You should not place undue reliance on these forward-looking statements. These statements reflect our current view of future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results could differ materially from those anticipated in these forward-looking statements. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize. Many factors could cause actual results to differ materially from our forward looking statements. Other unknown, unidentified or unpredictable factors could materially and adversely impact our future results. You should read the following discussion and analysis in conjunction with our unaudited financial statements contained in this report, as well as the audited financial statements, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The Company undertakes no obligation to update the forward-looking statements contained in this report to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as may occur as part of its ongoing periodic reports filed with the SEC. Given these uncertainties, the reader is cautioned not to place undue reliance on such statements.

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

On August 21, 2007, Xi’an Tianxing invested $79,250 (RMB 500,000) to establish Shanghai Siqiang Biotechnological Company Limited (‘Shanghai Siqiang’). Xi’an Tianxing is the 100% shareholder. Shanghai Siqiang serves as a research and development center for Xi’an Tianxing to engage in research, development, production and sales of feed additives and veterinary disease diagnosis equipment.

Our financial statements are presented in U.S. dollars and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). See “Exchange Rates” below for information concerning the exchanges rates at which Renminbi were translated into U.S. dollars at various pertinent dates and for pertinent periods.

Nasdaq Listing Compliance Matters

On January 12, 2012, we received staff determination from the Nasdaq Stock Market (“Exchange”) indicating that since we did not hold our 2010 annual shareholder meeting by December 31, 2011, we were not in compliance with Nasdaq Listing Rule 5620(a) and (b) relating to the time frame of and proxy solicitation in connection with annual shareholder meetings and, therefore, the Exchange staff determined to initiate proceedings to delist our securities from Nasdaq at the open of business on January 23, 2012. On March 26, 2012, following our presentation at an oral hearing before the Nasdaq Listing Qualifications Panel, we received a letter informing the Company that the Panel had granted our request to remain listed on the Exchange, subject to the condition that by April 28, 2012, we provided evidence that we held our 2011Annual Meeting of Shareholders. On April 27, 2012, we held our 2011 Annual Meeting of Shareholders, at which our shareholders elected all members of our Board and ratified the engagement of Crowe Horwath LLP as our independent registered public accounting firm. On May 1, 2012, the Exchange confirmed that we had met the requirements of the Panel’s decision dated March 26, 2012, and was in compliance with all other applicable requirements for continued listing on Nasdaq. The matter is now closed.

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

Principles of consolidation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include the financial statements of our company, our wholly-owned subsidiaries, and our VIEs.  All significant inter-company transactions and balances between our company, its subsidiaries, and its VIEs have been eliminated in consolidation.

We have evaluated the relationship with Xi’an Tianxing and Xi’an Tianxing’s wholly owned subsidiaries, Xi’an Sikaida and Shanghai Siqiang. As a result of the contractual arrangements which obligate Sida to absorb all of the risk of loss from Xi’an Tianxing’s activities and enable Sida to receive all of its expected residual returns, the Company accounts for Xi’an Tianxing, Xi’an Sikaida and Shanghai Siqiang as VIEs under the Financial Accounting Standards Board’s (“FASB”) interpretation on consolidation of variable interest entities. Accordingly, the Company consolidates the results, assets, and liabilities of Xi’an Tianxing. Xi’an Sikaida and Shanghai Siqiang.

Revenue recognition

Our revenue is primarily from the sales of veterinary healthcare and medical care products in China. Sales are recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured. Sales are presented net of value added tax (“VAT”). No estimated allowance for sales returns is reflected on these consolidated financial statements as sales returns are de minimal based on historical experience.

There are two types of sales upon which revenue is recognized:

a.	Credit sales: revenue is recognized when the products have been delivered to the customers.

b.	Full payment before delivering: revenue is recognized when the products have been delivered to the customers.

Accounts receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed. We use the aging method to estimate the allowance for anticipated uncollectible receivable balances. Under the aging method, bad debt percentages determined by management, based on historical experience and current economic climate, are applied to customers’ balances categorized by the number of months the underlying invoices have remained outstanding. At each reporting period, the allowance balance is adjusted to reflect the amount computed as a result of the aging method. When facts subsequently become available to indicate that the allowance provided requires an adjustment, a corresponding adjustment is made to the allowance account as a change in estimate. The ultimate collection of our accounts receivable may take one year. Delinquent account balances are reserved after management determines that the likelihood of collection is not probable, and known bad debts are written-off against allowance for doubtful accounts when identified.

Stock based compensation

We record and report stock-based compensation by measuring the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which services are received. Stock compensation for stock granted to non-employees is determined as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

Recently Issued Accounting Pronouncements

See Item 1 of Part I, “Notes to the Condensed Consolidated Financial Statements — Note 2 – Summary of Significant Accounting Policies — Recently Issued Accounting Pronouncements.”

Results of Operations – Three Months ended June 30, 2012 and 2011

The following table summarizes our results of operations for the three months ended June 30, 2012 and 2011.

	Three Months Ended June 30,
	2012			2011
	Amount	% of total revenue		Amount	% of total revenue
Revenue	$8,870,848	100.0%		$9,096,141	100.0%
Gross Profit	$5,123,910	57.8%		$4,459,134	49.0%
Operating Expenses	$2,835,379	32.0%		$2,926,670	32.2%
Income from Operations	$2,288,531	25.8%		$1,532,464	16.8%
Other Income (Expenses)	$(6,891)	(0.1%	)	$256,631	2.8%
Income Tax Expenses	$582,774	6.6%		$281,705	3.1%
Net Income	$1,698,866	19.1%		$1,507,390	16.5%

Revenues.   All of our revenues are derived from the sale of veterinary healthcare and medical care products in the PRC.  For the three months ended June 30, 2012, we had revenues of $8,870,848 as compared to revenues of $9,096,141 for the three months ended June 30, 2011, a decrease of $225,293 or 2.5% as expected due to there being no production at the Huxian veterinary medication plant during the quarter for GMP re-examination.  We generate revenue from sales of four product lines: veterinary medications, micro-organism, feed additives, and vaccines.  The selling prices of our products increased more than 1.5% on average in the three months ended June 30, 2012 compared to the same period of 2011. The decrease in revenue was primarily due to the decrease of sales volume.

Revenue — Veterinary Medications. Revenue from sales of our veterinary medications decreased by $3,883,145 or 61.2% from $6,341,859 for the three months ended June 30, 2011 to $2,458,714 for the three months ended June 30, 2012. The decrease of revenue was primarily due to no production at Huxian plant for the second quarter of 2012. On January 7, 2012, the current GMP certification of Huxian veterinary medications facility expired and its production was temporarily suspended. In June 2012, China's Ministry of Agriculture (MOA) inspected Huxian veterinary medications facility and published its recommendation to renew its GMP certificate which is valid for another five years on the China Institute of Veterinary Drug Control's website. Following post-inspection protocol, we expect to receive our renewed GMP certificate in the third quarter of 2012 and to resume the production thereafter. We currently have two veterinary medications plants located in Huxian and Jingzhou with Huxian being our main facility. The Jingzhou plant completed its GMP re-examination in 2011 and resumed its normal production in 2012. We plan to increase the production and sales of veterinary medications in the Jingzhou plant to offset the negative impact during the period the Huxian plant is closed due to GMP re-examination. Of the total revenues from veterinary medications during three months ended June 30, 2012, approximately 46% of total revenue resulted from the sale of Praziquantel tablets, which treats schistosomiasis. The selling prices of our veterinary medication products for the three months ended June 30, 2012 increased approximately 5.4% on average from the same period of last year. The decrease in revenue was primarily due to the decrease of sales volume.

Revenue — Micro-Organism. Revenue from sales of our micro-organism products increased by $2,021,078 or 102.0% from $1,981,128 for the three months ended June 30, 2011 to $4,002,206 for the three months ended June 30, 2012. The increase was primarily due to growing market demand for organic and environmental-friendly food products in China resulting in increasing the utilization of non-drug feed additives in animal husbandry industry and our increased sales efforts to respond to this market trend. Due to the temporary reduction of veterinary medication production, we were able to shift some of our veterinary medication production and sales forces to focus on the manufacturing and selling of micro-organism products and penetrate the market. The revenue from sales of our micro-organism products was the largest revenue contributor for the entire company and contributed 45.1% of total revenue during the three months ended June 30, 2012. The increase in micro-organism sales also contributed the majority of revenue growth for the entire company during the three months ended June 30, 2012. The selling prices of our micro-organism products for the three months ended June 30, 2012 have not changed meaningfully on average from last year. The increase in revenue was mainly due to the increase of sales volume.

Revenue — Feed Additives. Revenue from sales of our feed additives product line increased by $876,189 or 224.2% from $390,872 for the three months ended June 30, 2011 to $1,267,061 for the three months ended June 30, 2012. The increase was primarily the result of increased production and added sales forces temporarily shifted from veterinary medication product line to this product line. The selling prices of our feed additives products for the three months ended June 30, 2012 have not changed meaningfully on average from last year. The increase in revenue was primarily due to the increase of sales volume.

Revenue — Vaccines. Revenue from sales of our vaccines increased by $760,585 or 199.0% from $382,282 for the three months ended June 30, 2011 to $1,142,867 for the three months ended June 30, 2012. The increase was primarily the result of increased sales efforts. We completed the construction of a new vaccine facility at our Huxian plant in 2010. The facility is currently waiting for GMP certification from the Ministry of Agriculture. The Company expects the GMP certification will be completed by the second half of 2012, and we expect to commence production shortly thereafter for large-scale production. The selling prices of our vaccine products increased approximately 0.2% on average for the three months ended June 30, 2012 compared to those in the same period of 2011. The increase in revenue was primarily due to the increase of sales volume.

Cost of Sales.   Cost of sales, which consists of raw materials, direct labor, and manufacturing overhead for our four product lines, was $3,746,938 for the three months ended June 30, 2012, as compared to $4,637,007 for the three months ended June 30, 2011, a decrease of $890,069 or 19.2%, as a result of decreased sales of our veterinary medications product line. For the three months ended June 30, 2012, raw material costs comprised the majority or approximately 75.1% of total cost of sales, packing material costs comprised approximately 15.2% of total cost of sales, and labor costs and manufacturing overhead comprised approximately 9.7% of total cost of sales. The increased gross margins in the second quarter of 2012 was mainly because the majority of our revenue growth during the quarter came from highly profitable micro-organism and vaccine product lines, while the relatively less profitable veterinary medications product line reduced its production, and therefore sales, during the quarter, as described above.

Cost of Sales — Veterinary Medications.   Cost of sales of our veterinary medications product line decreased from $3,842,551 for the three months ended June 30, 2011 to $1,399,006 for the three months ended June 30, 2012, a decrease of $2,443,545 or 63.6%.  This decrease was mainly due to no production at the Huxian veterinary medication plant during the quarter for GMP re-examination. Cost of sales of veterinary medications product line comprised 37.3% of total cost of sales for the three months ended June 30, 2012.

Cost of Sales — Micro-Organism.   Cost of sales of our micro-organism product line increased from $580,806 for the three months ended June 30, 2011 to $1,169,412 for the three months ended June 30, 2012, an increase of $588,606 or 101.3%.  This increase was mainly due to the corresponding increased sales.

Cost of Sales — Feed Additives.   Cost of sales of our feed additives product line increased from $164,382 for the three months ended June 30, 2011 to $1,032,139 for the three months ended June 30, 2012, an increase of $867,757 or 527.9%.  This increase in cost of sales was mainly due to the corresponding increase in feed additive sales and significantly increased raw material costs of yeast extract, the main raw material used in the manufacturing of feed additives products. We are searching for alternative raw materials as potential substitutes for certain main raw materials to manufacture our feed additives products and control rising costs.

Cost of Sales — Vaccines.   Cost of sales of our vaccines product line increased from $49,268 for the three months ended June 30, 2011 to $146,381 for the three months ended June 30, 2012, an increase of $97,113 or 197.1%.  This increase was the result of the corresponding increase of vaccine product sales.

The following table summarizes our operating expenses for the three months ended June 30, 2012 and 2011.

	Three Months Ended June 30,
	2012		2011
	Amount	% of total revenue	Amount	% of total revenue
Operating Expenses
Research and Development Costs	$330,532	3.7%	$1,801,551	19.8%
Selling Expenses	$670,567	7.6%	$609,826	6.7%
General and Administrative Expenses	$1,834,280	20.7%	$515,293	5.7%
Total Operating Expenses	$2,835,379	32.0%	$2,926,670	32.2%

Research and Development Costs.  Research and development costs totaled $330,532 for the three months ended June 30, 2012 as compared to $1,801,551 for the three months ended June 30, 2011, a decrease of $1,471,019 or 81.7%. The decrease was primarily due to less R&D efforts undertaken during the second quarter of 2012 as compared to the same period of 2011.

Selling Expenses.  Selling expenses totaled $670,567 for the three months ended June 30, 2012 as compared to $609,826 for the three months ended June 30, 2011, an increase of $60,741 or 10.0%.  This increase is primarily a result of increased shipping and handling costs related to delivering our products to customers as we continued to expand our market to remote areas, and to the increased number of units to be shipped. Shipping and handling costs totaled $463,630 and $350,054 for the three months ended June 30, 2012 and 2011, respectively, an increase of $113,576 or 32.4%.

General and Administrative Expenses.  General and administrative expenses totaled $1,834,280 for the three months ended June 30, 2012 as compared to $515,293 for the three months ended June 30, 2011, an increase of $1,318,987 or 256.0%. The increase was mainly due to the stock based compensation expense of $992,107 for the stock grants on May 4, 2012 to the Company’s employees and members of the Board of Directors, all of which grants were made pursuant to the terms and provisions of the 2010 Stock Incentive Plan.

Results of Operations – Six Months ended June 30, 2012 and 2011

The following table summarizes our results of operations for the six months ended June 30, 2012 and 2011.

	Six Months Ended June 30,
	2012			2011
	Amount	% of total revenue		Amount	% of total revenue
Revenue	$16,797,185	100.0%		$16,183,095	100.0%
Gross Profit	$9,406,589	56.0%		$8,054,742	49.8%
Operating Expenses	$4,650,084	27.7%		$4,878,344	30.1%
Income from Operations	$4,756,505	28.3%		$3,176,398	19.7%
Other Income (Expenses)	$(101,143)	(0.6%	)	$1,021,979	6.3%
Income Tax Expenses	$1,051,742	6.3%		$759,155	4.7%
Net Income	$3,603,620	21.4%		$3,439,222	21.3%

Revenues.   All of our revenues are derived from the sale of veterinary healthcare and medical care products in the PRC.  For the six months ended June 30, 2012, we had revenues of $16,797,185 as compared to revenues of $16,183,095 for the six months ended June 30, 2011, an increase of $614,090 or 3.8%.  We generate revenue from sales of four product lines: veterinary medications, micro-organism, feed additives, and vaccines.  The selling prices of our products increased 0.4% on average in the six months ended June 30, 2012 compared to the same period of 2011. The increase in revenue was primarily due to the increase of sales volume.

Revenue — Veterinary Medications. Revenue from sales of our veterinary medications decreased by $5,739,605 or 51.2% from $11,206,906 for the six months ended June 30, 2011 to $5,467,301 for the six months ended June 30, 2012. The decrease of revenue was primarily due to no production at the Huxian plant for most of the first half of 2012 for GMP re-certification. Of the total revenues from veterinary medications during six months ended June 30, 2012, approximately 54% of total revenue resulted from the sale of Praziquantel tablets, which treats schistosomiasis. The selling prices of our veterinary medication products for the six months ended June 30, 2012 increased approximately 1.2% on average from the same period of last year. The decrease in revenue was primarily due to the decrease of sales volume.

Revenue — Micro-Organism. Revenue from sales of our micro-organism products increased by $3,560,024 or 99.5% from $3,577,222 for the six months ended June 30, 2011 to $7,137,246 for the six months ended June 30, 2012. The increase was primarily due to growing market demand for micro-organism products and our increased production and sales efforts during the first half year of 2012. Due to the temporary reduction of veterinary medication production, we were able to shift some of our veterinary medication production and sales forces to focus on the manufacturing and selling of micro-organism products and penetrate the market. The revenue from sales of our micro-organism products was the largest revenue contributor for the entire company and contributed 42.5% of total revenue during the six months ended June 30, 2012. The increase in micro-organism sales also contributed the majority of revenue growth for the entire company during the six months ended June 30, 2012. The selling prices of our micro-organism products for the six months ended June 30, 2012 have not changed meaningfully on average from last year. The increase in revenue was mainly due to the increase of sales volume.

Revenue — Feed Additives. Revenue from sales of our feed additives product line increased by $1,584,554 or 220.9% from $717,279 for the six months ended June 30, 2011 to $2,301,833 for the six months ended June 30, 2012. The increase was primarily the result of our increased production and extra sales forces temporarily shifted from the Huxian veterinary medication facility. The selling prices of our feed additives products for the six months ended June 30, 2012 have not changed meaningfully on average from last year. The increase in revenue was primarily due to the increase of sales volume.

Revenue — Vaccines. Revenue from sales of our vaccines increased by $1,209,117 or 177.4% from $681,688 for the six months ended June 30, 2011 to $1,890,805 for the six months ended June 30, 2012. The increase was primarily the result of our increased sales efforts. The selling prices of our vaccine products increased approximately 0.2% on average for the six months ended June 30, 2012 compared to those in the same period of 2011. The increase in revenue was primarily due to the increase of sales volume.

Cost of Sales.   Cost of sales was $7,390,596 for the six months ended June 30, 2012, as compared to $8,128,353 for the six months ended June 30, 2011, a decrease of $737,757 or 9.1%, as a result of decreased sales of our veterinary medications product line. For the six months ended June 30, 2012, raw material costs comprised the majority or approximately 74.0% of total cost of sales, packing material costs comprised approximately 16.2% of total cost of sales, and labor costs and manufacturing overhead comprised approximately 9.8% of total cost of sales. The increased gross margins in the first half of 2012 was mainly because the majority of our revenue growth during the first two quarters came from highly profitable micro-organism and vaccine product lines, while the relatively less profitable veterinary medications product line reduced its production, and therefore sales, during the period, as described above.

Cost of Sales — Veterinary Medications.   Cost of sales of our veterinary medications product line decreased from $6,664,457 for the six months ended June 30, 2011 to $3,191,654 for the six months ended June 30, 2012, a decrease of $3,472,803 or 52.1%.  This decrease was mainly due to the decrease in corresponding sales as a result of no production at the Huxian facility for the most of the first quarter and entire second quarter of 2012. Cost of sales of veterinary medications product line comprised 43.2% of total cost of sales for the six months ended June 30, 2012.

Cost of Sales — Micro-Organism.   Cost of sales of our micro-organism product line increased from $1,074,988 for the six months ended June 30, 2011 to $2,076,252 for the six months ended June 30, 2012, an increase of $1,001,264 or 93.1%.  This increase was mainly due to the corresponding increased sales.

Cost of Sales — Feed Additives.   Cost of sales of our feed additives product line increased from $305,248 for the six months ended June 30, 2011 to $1,882,023 for the six months ended June 30, 2012, an increase of $1,576,775 or 516.6%.  This increase in cost of sales was mainly due to the corresponding increase in feed additive sales and significantly increased raw material costs of yeast extract, the main raw material used in the manufacture of feed additives products.

Cost of Sales — Vaccines.   Cost of sales of our vaccines product line increased from $83,660 for the six months ended June 30, 2011 to $240,667 for the six months ended June 30, 2012, an increase of $157,007 or 187.7%.  This increase was the result of the corresponding increase of vaccine product sales.

The following table summarizes our operating expense for the six months ended June 30, 2012 and 2011.

	Six Months Ended June 30,
	2012		2011
	Amount	% of total revenue	Amount	% of total revenue
Operating Expenses
Research and Development Costs	$334,186	2.0%	$2,089,023	12.9%
Selling Expenses	$1,376,183	8.2%	$979,230	6.0%
General and Administrative Expenses	$2,939,715	17.5%	$1,810,091	11.2%
Total Operating Expenses	$4,650,084	27.7%	$4,878,344	30.1%

Research and Development Costs.  Research and development costs totaled $334,186 for the six months ended June 30, 2012 as compared to $2,089,023 for the six months ended June 30, 2011, a decrease of $1,754,837 or 84.0%. The decrease was primarily due to less R&D efforts undertaken during the first half of 2012.

Selling Expenses.  Selling expenses totaled $1,376,183 for the six months ended June 30, 2012 as compared to $979,230 for the six months ended June 30, 2011, an increase of $396,953 or 40.5%.  This increase is primarily a result of increased shipping and handling costs related to delivering our products to customers as we continued to expand our market to remote areas, and to rising unit costs for transportation and delivery services and the increased number of units to be shipped. Shipping and handling costs totaled $847,333 and $544,270 for the six months ended June 30, 2012 and 2011, respectively, an increase of $303,063 or 55.7%. In addition, the increases in the selling commission due to new sales incentive programs initiated later last year also contributed to the increase in selling costs. Selling commission totaled $298,809 and $182,087 for the six months ended June 30, 2012 and 2011, respectively, an increase of $116,722 or 64.1%.

General and Administrative Expenses.  General and administrative expenses totaled $2,939,715 for the six months ended June 30, 2012 as compared to $1,810,091 for the six months ended June 30, 2011, an increase of $1,129,624 or 62.4%. The increase was mainly due to the stock based compensation expense of $1,037,911 for the stock grants on May 4, 2012 pursuant to the 2010 Stock Incentive Plan. The decreased amortization expenses of $185,152 in the first half of 2012 partially offset the impact of the increase in stock based compensation expense. The decrease in amortization expense was because patent acquired through the acquisition of Jingzhou plant was fully amortized in 2011.

Liquidity

For the six months ended June 30, 2012, cash used in operating activities was $2,163,439 compared to cash used in operating activities of $3,922,845 for the six months ended June 30, 2011. The major operating activities that provided cash for the six months ended June 30, 2012 were net income of $3,603,620 and an increase in tax payable of $2,778,594. The major operating activities that used cash for the six months ended June 30, 2012 were an increase in accounts receivable of $7,381,238 and an increase in prepayments for raw materials purchasing of $7,121,001. The inflation rate in China eased to 2.2% in June 2012 from 2011 peak. According to our observation of raw material marketplace, the raw material prices in our sector became more stable in recent months as compared to last year. We will monitor the market situation closely and continue the strategy to prepay our suppliers accordingly to ensure the supply of raw materials at relatively lower cost levels. As of June 30, 2012, we had approximately 63 suppliers that we made advances to in order to secure our raw material needs and to obtain favorable pricing. We will continue to closely manage these advances to balance the need for lower materials cost and sufficient cash flow.

Cash used in investing activities for the six months ended June 30, 2012 was $2,023,784, as compared to cash provided by investing activities of $1,604,317 for the six months ended June 30, 2011. Cash used in investing activities for the six months ended June 30, 2012 was primarily the result of loans to third parties of $1,942,963.

Cash used in financing activities for the six months ended June 30, 2012 was $639,327, as compared to cash provided by financing activities of $1,302,209 for the six months ended June 30, 2011. Cash used in financing activities for the six months ended June 30, 2012 was primarily the result of repayment of short-term loans of $666,372.

As of June 30, 2012, we had cash of $2,341,981. Our total current assets were $68,680,543, and our total current liabilities were $19,159,602, which resulted in a net working capital of $49,520,941.

Capital Resources

We finance our ongoing operating activities by using funds from our operations and external credit or financing arrangements. We routinely monitor current and expected operational requirements and financial market conditions to evaluate the use of available financing sources. We secured $63,464 in short-term loans and repaid $666,372 during the six months ended June 30, 2012. Considering our existing working capital position and our ability to access debt funding sources, we believe that our operations and borrowing resources are sufficient to provide for our current and foreseeable capital requirements to support our ongoing operations for at least next twelve months.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
R&D Project Obligation	$989,758	$989,758	$-	$-	$-
Operating Lease Obligations	350,450	55,418	179,010	116,022	-
Government Grant Obligation	317,000	317,000	-	-	-
Total	$1,657,208	$1,362,176	$179,010	$116,022	$-

In addition to the contractual obligations listed above, we have a future registered capital commitment related to our subsidiary Skystar Kunshan.

Skystar Kunshan is located in Kunshan, Jiangsu province, China. Skystar Kunshan has a registered capital of $15,000,000, of which we invested $2,250,000 in cash. The remaining $12,750,000 of capital was originally required to be invested prior to May 7, 2012. In 2011, the asset acquisition of Kunshan facility was completed. The Company is in the process of getting the government’s approval to transfer the asset purchased to satisfy some of our registered capital commitment. As of the date of this report, the Company has not received the approval nor a new due date for the payment of the remaining registered capital.

Skystar Jingzhou is located in Jingzhou, Hubei province, China. Skystar Jingzhou has a registered capital of approximately $4.1 million (RMB 26,000,000), of which approximately $3.7 million (RMB 23,480,000) has been paid. As of June 30, 2012, Skystar Jingzhou has remaining registered capital of $399,420 (RMB 2,520,000) required to be invested. On July 5, 2012,we paid up the remaining capital of $399,420 (RMB 2,520,000) of Skystar Jingzhou.

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

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the consolidated financial statements or otherwise stated in this MD&A were as follows:

	June 30, 2012	December 31, 2011
Assets and liabilities	1 RMB = 0.1585 USD	1 RMB = 0.1574 USD

	For Three Months Ended June 30,
	2012	2011
Statements of operations and cash flows	1 RMB = 0.1585 USD	1 RMB = 0.1538 USD

	For Six Months Ended June 30,
	2012	2011
Statements of operations and cash flows	1 RMB = 0.1586 USD	1 RMB = 0.1531 USD

Inflation

China's annual consumer inflation cooled to 2.2 percent in June from 3.8 percent in March, which suggested that inflation is no longer an imminent threat to China. "China's current economic situation is generally stable, but it still faces relatively huge downward pressure,” Premier Wen Jiabao said. He also was quoted by the official Xinhua news agency as saying more aggressive efforts were needed to support growth. For the six months ended June 30, 2012, we were able to secure favorable pricing by prepaying certain suppliers to lock in prices ahead of time. As a result, we did not experience as much cost pressure as evidenced in the spot market prices of raw materials. To take precautions to minimize the negative impact of cost increases that erode our profit margin, we will continue the practice of prepayments to suppliers through the rest of the year.

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

Based on the evaluation, the Certifying Officers concluded that, as of June 30, 2012, our disclosure controls and procedures were ineffective due to an ongoing material weakness related to the lack of accounting personnel with an appropriate level of knowledge, experience, and training in the application of U.S. GAAP. We have initiated a plan and are taking steps to implement the following measures to remediate this material weakness:

1.	Continue to recruit qualified accounting and finance personnel who have adequate U.S. GAAP experience and knowledge and finish the reorganization of accounting and finance department and the realignment of responsibilities among accounting and finance staff.
2.	Continue to standardize accounting processes in each subsidiary, provide accounting and finance staff with adequate training on accounting principles and internal control procedures and increase supervision and review over daily accounting operations and period-end closing.

For the six months ended June 30, 2012, we hired additional accounting staff, realigned the responsibilities of key personnel involved in financial reporting, and continued the efforts that we initiated last year to streamline and standardize accounting processes. We intend to continue to implement and optimize these steps during the second half of 2012 and will conduct quarterly measurements and assessments of the Company’s financial reporting systems, as a whole.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is involved in legal matters arising in the ordinary course of business. Management currently is not aware of any legal matters or pending litigation that would have a significant effect on the Company’s consolidated financial statements as of June 30, 2012.

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

Although the Second Circuit declined to issue sanctions against Chien, it expressly warned Chien “that the continued filing of duplicative, vexatious, or frivolous appeals regarding issues already resolved by this Court may result in the imposition of sanctions, including a leave-to-file sanction requiring Chien to obtain permission from this Court prior to filing further submissions in this Court.” Mr. Chien has filed a petition for writs of certiorari with the Supreme Court of the United States. The Supreme Court has not yet acted on Chien’s petitions.

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

ITEM 6. EXHIBITS

Exh. No.	Description
3.1	Articles of Incorporation, as amended (2)

3.2	Bylaws, as amended (1)

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

**	To be filed by amendment to this Quarterly Report pursuant to Regulation S-T.

(1)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on July 15, 2008.

(2)	Incorporated by reference from Registrant’s Quarter Report on Form 10-Q filed on November 15, 2010.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKYSTAR BIO-PHARMACEUTICAL COMPANY

August 14, 2012	By:	/s/ Weibing Lu
Weibing Lu
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Bing Mei
Bing Mei
Chief Financial Officer
(Principal Financial and Accounting Officer)

