Form 10-Q
period 2012-09-30
SKYSTAR BIO-PHARMACEUTICAL CO
filed 2012-11-14
CIK 1076939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

or

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

As of November 9, 2012, the Company had 7,604,800 shares of common stock outstanding.

SKYSTAR BIO-PHARMACEUTICAL COMPANY

FORM 10-Q

INDEX

		Page No.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS		3

PART I. FINANCIAL INFORMATION		4

Item 1.	Condensed Consolidated Financial Statements	4

	Condensed Consolidated Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011	4

	Condensed Consolidated Statements of Income and Comprehensive Income for the Three Months and Nine Months Ended September 30, 2012 and 2011 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011 (Unaudited)	6

	Condensed Consolidated Statement of Shareholders’ Equity as of September 30, 2012 (Unaudited)	7

	Notes to the Condensed Consolidated Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 4.	Controls and Procedures	36

PART II. OTHER INFORMATION		37

Item 6.	Exhibits	38

SIGNATURES		39

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

PART I.  FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$2,668,532	$7,048,968
Accounts receivable, net of allowance for doubtful accounts of $472,483 and $438,678 as of September 30, 2012 and December 31, 2011, respectively	15,457,752	3,391,493
Inventories	15,272,511	14,851,159
Deposits, prepaid expenses and other receivables	3,139,404	3,421,487
Prepayments to suppliers	34,834,548	29,226,961
Loans receivable	2,106,998	964,088
Total current assets	73,479,745	58,904,156

PROPERTY, PLANT AND EQUIPMENT, NET	28,904,306	28,376,559

CONSTRUCTION-IN-PROGRESS	8,686,322	8,839,055

OTHER ASSETS:
Long-term prepayments	1,033,875	1,512,817
Long-term prepayments for acquisitions	177,296	569,788
Intangible assets, net	5,406,479	5,674,206
Total other assets	6,617,650	7,756,811
Total assets	$117,688,023	$103,876,581

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,123,218	$1,047,067
Other payables and accrued expenses	3,575,584	5,274,598
Short-term loans	9,181,400	7,366,320
Deposits from customers	1,347,993	1,432,529
Taxes payable	1,238,105	160,081
Due to related parties	386,533	56,273
Total current liabilities	19,852,833	15,336,868

OTHER LIABILITIES:
Long-term loan	1,266,400	-
Deferred government grant	395,750	393,500
Warrant/purchase option liability	14,000	43,400
Total other liabilities	1,676,150	436,900
Total liabilities	21,528,983	15,773,768

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 50,000,000 shares authorized. No Series “A” shares authorized. 48,000,000 Series “B” shares authorized. No Series “B” shares issued and outstanding	-	-
Common stock, $0.001 par value, 40,000,000 shares authorized, 7,604,800 and 7,161,919 shares issued and outstanding as of September 30, 2012 (Unaudited) and December 31, 2011, respectively	7,605	7,162
Paid-in capital	37,021,085	35,784,378
Statutory reserves	5,708,135	5,708,135
Retained earnings	44,826,905	38,492,031
Accumulated other comprehensive income	8,595,310	8,111,107
Total shareholders’ equity	96,159,040	88,102,813
Total liabilities and shareholders’ equity	$117,688,023	$103,876,581

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Unaudited)

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2012	2011	2012	2011

REVENUE, NET	$8,933,005	$20,903,063	$25,730,190	$37,086,158

COST OF REVENUE	3,670,230	10,057,212	11,060,826	18,185,565

GROSS PROFIT	5,262,775	10,845,851	14,669,364	18,900,593

OPERATING EXPENSES:
Research and development costs	198,838	91,124	533,024	2,180,147
Selling expenses	692,009	1,174,928	2,068,192	2,154,158
General and administrative expenses	730,539	602,248	3,670,254	2,412,339

Total operating expenses	1,621,386	1,868,300	6,271,470	6,746,644

INCOME FROM OPERATIONS	3,641,389	8,977,551	8,397,894	12,153,949

OTHER INCOME (EXPENSE):
Other income (expense), net	(734)	9,421	55,264	5,054
Interest income (expense), net	(199,238)	15,036	(378,779)	(54,265)
Change in fair value of warrant/purchase option liability	7,000	171,765	29,400	1,267,412

Total other income (expense), net	(192,972)	196,222	(294,115)	1,218,201

INCOME BEFORE PROVISION FOR INCOME TAXES	3,448,417	9,173,773	8,103,779	13,372,150

PROVISION FOR INCOME TAXES	717,163	1,446,112	1,768,905	2,205,267

NET INCOME	2,731,254	7,727,661	6,334,874	11,166,883

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	(198,269)	898,786	484,203	2,494,959

COMPREHENSIVE INCOME	$2,532,985	$8,626,447	$6,819,077	$13,661,842

EARNINGS PER SHARE:
Basic	$0.36	$1.08	$0.85	$1.56
Diluted	$0.36	$1.08	$0.85	$1.56

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic	7,604,800	7,172,354	7,426,082	7,171,530
Diluted	7,604,800	7,172,354	7,426,082	7,174,668

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Unaudited)

	Nine months ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,334,874	$11,166,883
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	920,444	709,749
Amortization	300,589	432,098
Provision for doubtful accounts	31,340	-
Change in fair value of warrant/purchase option liability	(29,400)	(1,267,412)
Common stock to be issued to related parties for compensation	-	72,965
Common stock issued under 2010 stock incentive plan	1,037,911	-
Change in operating assets and liabilities
Accounts receivable	(12,094,949)	(4,566,868)
Inventories	(336,902)	(6,890,055)
Deposits, prepaid expenses and other receivables	404,130	151,534
Prepayments to suppliers	(5,426,601)	(8,750,609)
Accounts payable	3,112,002	1,073,204
Other payables and accrued expenses	(1,361,439)	710,264
Deposits from customers	(92,856)	123,582
Taxes payable	1,078,604	4,234,408
Net cash used in operating activities	(6,122,253)	(2,800,257)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments of long-term prepayments	(343,960)	(357,226)
Refund of long-term prepayments	475,560	-
Loans to third parties	(1,941,248)	(2,885,501)
Collection of loans to third parties	802,270	11,054,921
Purchases of property, plant and equipment	(157,782)	(58,560)
Purchases of intangible assets	-	(46,496)
Payments on construction-in-progress	(182,774)	(7,316,494)
Net cash (used in) provided by investing activities	(1,347,934)	390,644
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	4,503,728	3,277,016
Repayment of short-term loans	(2,726,544)	(3,043,340)
Proceeds from long-term loan	1,266,400	-
Repayment of government grants	(317,040)	-
Due to related parties	331,158	4,960
Net cash provided by financing activities	3,057,702	238,636
EFFECT OF EXCHANGE RATE CHANGES ON CASH	32,049	66,298
DECREASE IN CASH	(4,380,436)	(2,104,679)
CASH, beginning of period	7,048,968	5,887,831
CASH, end of period	$2,668,532	$3,783,152
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$508,667	$266,797
Cash paid for income taxes	$971,784	$1,271,193
Non-cash investing and financing activities
Long-term prepayments transferred to construction-in-progress	$832,230	$5,497,461
Long-term prepayments transferred to plant and equipment	$-	$4,727,364
Construction-in-progress transferred to property, plant and equipment	$1,128,662	$-
Share issued to settle payables to related parties	$199,239	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

						Accumulated
				Retained earnings		other
	Common stock		Paid-in	Statutory		comprehensive
	Shares	Amount	capital	reserves	Unrestricted	income	Total
BALANCE, December 31, 2011	7,161,919	$7,162	$35,784,378	$5,708,135	$38,492,031	$8,111,107	$88,102,813

Share issued under 2010 stock incentive plan	442,881	443	1,236,707	-	-	-	1,237,150
Foreign currency translation	-	-	-	-	-	484,203	484,203
Net income	-	-	-	-	6,334,874	-	6,334,874

BALANCE, September 30, 2012	7,604,800	$7,605	$37,021,085	$5,708,135	$44,826,905	$8,595,310	$96,159,040

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

SEPTEMBER 30, 2012

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

SEPTEMBER 30, 2012

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

Outstanding warrants and purchase options do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants and purchase options using the Black-Scholes Option Pricing Model (“Black-Scholes Model”) using the following assumptions:

	Warrants – (1)		Purchase Options – (2)
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Stock price	$-	$2.74	$1.92	$2.74
Exercise price	$-	$5.00	$8.11	$8.11
Annual dividend yield	-	-	-	-
Expected term (years)	-	0.16	1.75	2.50
Risk-free interest rate	-	0.01%	0.23%	0.25%
Expected volatility	-	68%	71%	64%

(1)	As of December 31, 2011, 34,230 warrants with an exercise price of $5.00 were outstanding. All of these warrants expired on February 28, 2012, and as of September 30, 2012, none of these warrants were outstanding.

(2)	As of December 31, 2011 and September 30, 2012, 140,000 purchase options with an exercise price of $8.11 were outstanding.

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

As required by the FASB’s accounting standards, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Depending on the product and the terms of the transaction, the fair values of the warrant/purchase option liability were modeled using a series of techniques, including closed-form analytic formula, such as the Black-Scholes Model, which does not entail material subjectivity because the methodology employed does not necessitate significant judgment, and the pricing inputs are observed from actively quoted markets.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(Unaudited)

The fair value of the 140,000 purchase options outstanding as of September 30, 2012 and December 31, 2011 was determined using the Black-Scholes Model, utilizing level 2 inputs, and the change was recorded in earnings. The Company recognized gains of $7,000 and $171,765 from the change in fair value of derivative liability for the three months ended September 30, 2012 and 2011, respectively, and gains of $29,400 and $1,267,412 for the nine months ended September 30, 2012 and 2011, respectively.

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2012:

	Carrying Value at September 30,	Fair Value Measurement at September 30, 2012
	2012	Level 1	Level 2	Level 3
Purchase option liability	$14,000	$—	$14,000	$—

Below is the reconciliation for the warrant/purchase option liability:

	September 30, 2012	December 31, 2011
Balance, beginning of period/ year	$43,400	$1,419,639
Change in fair value	(29,400)	(1,376,239)
Balance, end of period/ year	$14,000	$43,400

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

There are two types of sales upon which revenue is recognized:

a.	Credit sales: revenue is recognized when the products have been delivered to the customers.
b.	Full payment before delivering: Cash received is recorded as “deposits from customers” and revenue is recognized when the products have been delivery to the customers.

 The Company’s revenue and cost of revenue by product line were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Revenue
Micro-organism	$4,922,168	$5,997,055	$12,059,414	$9,574,277
Veterinary Medications	1,781,306	12,979,162	7,248,607	24,186,068
Feed Additives	1,189,563	1,055,001	3,491,396	1,772,280
Vaccines	1,039,968	871,845	2,930,773	1,553,533
Total Revenue	8,933,005	20,903,063	25,730,190	37,086,158

Cost of Revenue
Micro-organism	1,843,821	1,608,861	3,920,073	2,683,849
Veterinary Medications	848,105	7,696,914	4,039,759	14,361,371
Feed Additives	854,114	663,002	2,736,137	968,250
Vaccines	124,190	88,435	364,857	172,095
Total Cost of Revenue	3,670,230	10,057,212	11,060,826	18,185,565
Gross Profit	$5,262,775	$10,845,851	$14,669,364	$18,900,593

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

Management assesses the carrying value of property, plant and equipment annually or more often when factors indicating impairment are present, and reduces the carrying value of such assets by the amount of the impairment. The Company determines the existence of such impairment by measuring the expected future cash flows (undiscounted) and comparing such amount to the net asset carrying value. An impairment loss, if it exists, is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Based on its review, management believes that, as of September 30, 2012 and December 31, 2011, there was no impairment for its property, plant and equipment.

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

SEPTEMBER 30, 2012

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

Impairment of Intangible assets — the Company evaluates the carrying value of intangible assets at least annually when factors indicating impairment are present. The Company determines the existence of such impairment by measuring the estimated future cash flows (undiscounted) and comparing such amount to the net asset carrying value. If the undiscounted cash flow estimated to be generated by any such intangible asset is less than its carrying amount, a loss is recognized based on the amount by which the carrying amount exceeds the intangible asset’s fair market value. Loss on intangible assets to be disposed of is determined in a similar manner, except that fair market values are reduced by the cost of disposal. Based on its review, the Company believes that, as of September 30, 2012 and December 31, 2011, there was no impairment of its intangible assets.

Comprehensive income

Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive income is comprised of the foreign currency translation adjustments.

Shipping and handling costs

Shipping and handling costs related to costs of goods sold are included in selling expenses, and totaled $511,519 and $837,006 for the three months ended September 30, 2012 and 2011, respectively, and $1,358,852 and $1,381,276 for the nine months ended September 30, 2012 and 2011, respectively.

Advertising costs

Advertising costs are charged to selling expenses as incurred. Advertising costs were insignificant for the three months and nine months ended September 30, 2012 and 2011.

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. As of September 30, 2012, there are no unrecognized tax benefits, and the Company does not expect a significant change in tax benefits in the next 12 months.  Penalties and interest levied by taxing authorities, if any, are classified as income tax expense in the year incurred.  No significant penalties or interest relating to income taxes have been incurred during the three months and nine months ended September 30, 2012 and 2011.

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

SEPTEMBER 30, 2012

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

Operating segments

While the chief operating decision-makers monitor the revenue streams of the various products lines, operations are managed and financial performance is evaluated on a Company-wide basis.  Product lines are aggregated into one as operating results for all product lines are similar.  Accordingly, all of the major product lines (micro-organism, veterinary medicine, feed additives and vaccines) are considered by management to be aggregated in one reportable operating segment.

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

SEPTEMBER 30, 2012

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

For the three months and nine months ended September 30, 2012 and 2011, all of the Company’s sales occurred in the PRC. No major customers accounted for more than 10% of the Company’s total revenues. All accounts receivable at September 30, 2012 and December 31, 2011 are from customers located in the PRC.

The Company’s six largest vendors accounted for approximately 89% and 88% of the Company’s total purchases for the three months and nine months ended September 30, 2012, respectively, while the Company’s six largest vendors accounted for approximately 84% and 70% of the Company’s total purchases for the three months and nine months ended September 30, 2011, respectively.

The Company had one product that accounted for 17% and 16% of the Company’s total revenues for the three months and nine months ended September 30, 2012, respectively, while the Company had one product that accounted for 26% and 23% of the Company’s total revenues for the three months and nine months ended September 30, 2011, respectively.

Note 4 - ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	September 30, 2012	December 31, 2011
Accounts receivable	$15,930,235	$3,830,171
Allowance for doubtful accounts	(472,483)	(438,678)
Accounts receivable, net	$15,457,752	$3,391,493

The following table presents the movement of the allowance for doubtful accounts:

Allowance for doubtful accounts, January 1, 2012	$438,678
Addition	134,070
Reversal	(102,730)
Translation adjustment	2,465
Allowance for doubtful accounts, September 30, 2012	$472,483

Note 5 – INVENTORIES

Inventories consist of the following:

	September 30, 2012	December 31, 2011
Raw materials	$14,521,911	12,646,663
Packaging materials	238,979	181,304
Work-in-process	47,826	22,559
Finished goods	621,923	2,171,238
Other	64,829	51,085
	15,495,468	15,072,849
Less: Allowance for obsolete inventories	(222,957)	(221,690)
Total	$15,272,511	14,851,159

The Company periodically reviews its reserves for slow-moving and obsolete inventories.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(Unaudited)

Note 6 - DEPOSITS, PREPAID EXPENSES AND OTHER RECEIVABLES

Deposits, prepaid expenses and other receivables are comprised of the following:

	September 30, 2012	December 31, 2011
Prepayment for enterprise income taxes	$1,563,806	$2,162,070
Other prepayments	1,102,146	751,025
Other receivables	473,452	508,392
Total	$3,139,404	$3,421,487

Note 7 – PREPAYMENTS TO SUPPLIERS

Prepayments to suppliers are comprised of the following:

	September 30, 2012	December 31, 2011
Prepayments for raw materials	$34,375,034	$28,824,123
Prepayments for packaging materials	459,514	402,838
Total	$34,834,548	$29,226,961

As part of the Company’s strategy to reduce inventory costs, the Company maintains a balance for prepayments to suppliers in order to secure favorable pricing for raw materials.  As inventory is received throughout the period, this balance will fluctuate with the business operations.

Note 8 – LOANS RECEIVABLE

In November 2010, the Company provided an unsecured non-interest bearing loan to Xi’an Tiantai Investment, Ltd., the Company’s acquisition advisor, in the amount of $189,960 (RMB 1,200,000) for two years from November 26, 2010 through November 25, 2012.

On April 1, 2012, the Company provided an unsecured interest bearing loan to Shaanxi Jiali Pharmaceutical Co., Ltd., in the amount of $791,500 (RMB 5,000,000) at an annual interest rate of 12.0% for eight months from April 1, 2012 through November 30, 2012.

On April 6, 2012, the Company provided an unsecured interest bearing loan to an unrelated third party, in the amount of $870,650 (RMB 5,500,000) at an annual interest rate of 12.0% for six months from April 6, 2012 through October 5, 2012. On October 31, 2012, the entire loan was repaid.

As of September 30, 2012 and December 31, 2011, the Company had other unsecured non-interest bearing short-term loans in the amount of $254,888 (RMB 1,610,159) and $775,208 (RMB 4,925,082), respectively, due from the Company’s employees and unrelated third parties.

Note 9 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	September 30, 2012	December 31, 2011
Buildings and improvements	$27,141,426	$25,866,428
Machinery and equipment	5,856,529	5,675,995
Office equipment and furniture	331,814	320,498
Vehicles	591,801	588,436
Total	33,921,570	32,451,357
Less: accumulated depreciation	(5,017,264)	(4,074,798)
Property, plant and equipment, net	$28,904,306	$28,376,559

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(Unaudited)

Depreciation expense was $284,588 and $210,989 for the three months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012 and 2011, depreciation expense was $920,444 and $709,749, respectively.

Note 10 - CONSTRUCTION-IN-PROGRESS

Construction-in-progress (“CIP”) relates to plants being built in accordance with the PRC’s Good Manufacturing Practices (“GMP”) Standard.

Xi’an facility

Xi’an Tianxing has a vaccine facility and a veterinary medicine facility located in Huxian, Xi’an.

In 2011, the Company started two projects at the vaccine facility to modify air filtration, water treatment, and other facility changes based on recommendations by outside experts hired by the Company to advise on the GMP qualification process for the vaccine facility. As of September 30, 2012, this vaccine facility had a total construction-in-progress of $2,245,098 (RMB 14,182,552). On September 20 and 21, 2012, China’s Ministry of Agriculture (MOA) physically inspected this new facility and deemed the facility GMP compliant. Following physical inspection, the MOA’s inspection team recommended that the Office of the Working Committee proceed with Stage 2 of its GMP certification process. The Company expects the GMP certification process to be completed by the first half of 2013.

In 2011, the Company started a facility improvement project in the amount of approximately $316,600 (RMB 2,000,000) for the Huxian Animal Laboratory. The facility is a supporting project to the Huxian vaccine facility and is currently in Stage 2 of its GMP certification process. The Company expects the GMP certification process to be completed by the first half of 2013.

Jingzhou facility

In 2011, the Company started a facility improvement project to expand veterinary medicine production capacity at the Jingzhou facility. The project includes plant construction and water supply and drainage and has an estimated total cost of $1,662,150 (RMB 10,500,000). The Company expects the project will be completed by the end of the fourth quarter of 2012.

Kunshan facility

In 2011, the Company started a supporting project at the Kunshan micro-organism facility that includes the construction and installation of plumbing, sewer, electrical, HVAC, fire protection and alarm system, drainage, office, lab, road construction, parking, and landscaping. As of September 30, 2012, the construction and installation were completed with a construction-in-progress of $4,951,146 (RMB 31,276,982). The plant will launch small-scale production after the construction project is inspected and accepted. The management anticipates this process to be completed in the fourth quarter of 2012.

No depreciation is provided for construction-in-progress until such time as the assets are completed and placed into service.

The construction projects the Company was in the progress of completing are as follows:

	Total in CIP as of	Estimate cost to	Estimated	Estimated
Project	9/30/2012	Complete	Total Cost	Completion Date
Xi'an vaccine facility	$2,245,098	$-	$2,245,098	First half of 2013
Xi'an animal laboratory	316,600	-	316,600	First half of 2013
Jingzhou veterinary medication facility	1,173,478	488,672	1,662,150	4th quarter of 2012
Kunshan micro-organism facility	4,951,146	-	4,951,146	4th quarter of 2012
Total	$8,686,322	$488,672	$9,174,994

As of September 30, 2012 and December 31, 2011, the Company had construction in progress amounting to $8,686,322 and $8,839,055, respectively. No interest expense had been capitalized for construction in progress for the three months and nine months ended September 30, 2012 and 2011 as management determined the amount of capitalized interest would be insignificant.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(Unaudited)

Note 11 - LONG-TERM PREPAYMENTS

Long-term prepayments consist of the following:

	September 30, 2012	December 31, 2011
R&D project	$316,600	$314,800
Construction deposits	306,247	920,790
Deposits for equipment purchase and land use rights	411,028	277,227
Long-term prepayments - total	$1,033,875	$1,512,817

Long-term prepayments for acquisitions	$177,296	$569,788

As of September 30, 2012 and December 31, 2011, deposits for potential acquisitions totaled $177,296 and $569,788, respectively, all of which was held by an unrelated third party engaged to facilitate potential acquisition projects.

Note 12 – INTANGIBLE ASSETS

Intangible assets consist of the following:

	September 30, 2012	December 31, 2011
Land use rights	$4,788,577	$4,761,352
Technological know-how	2,216,200	2,203,600
Patents	316,600	314,800
Total	7,321,377	7,279,752
Less: accumulated amortization	(1,914,898)	(1,605,546)
Intangible assets, net	$5,406,479	$5,674,206

For the three months ended September 30, 2012 and 2011, the amortization expense for intangibles assets amounted to $100,019 and $46,376, respectively. For the nine months ended September 30, 2012 and 2011, the amortization expense for intangibles assets amounted to $300,589 and $432,098, respectively.

Amortization expense expected for the next five years and thereafter is as follows:

Years ending December 31,	Amount
Remainder of 2012	$100,058
2013	241,929
2014	241,929
2015	241,929
2016	241,929
Thereafter	4,338,705
Total	$5,406,479

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(Unaudited)

Note 13 – SHORT-TERM AND LONG-TERM LOANS

Short-term loans

On May 5, 2011, the Company obtained a one year loan with Industrial and Commercial Bank of China (ICBC) Songzi Branch for RMB 3,000,000 at an annual interest rate determined by using the People's Bank of China floating benchmark lending rate over the same period plus 30% of that rate. This loan was secured by the Company’s land use rights in Jingzhou, Hubei Province and guaranteed by the legal representative of Skystar Jingzhou. This loan was fully repaid on May 2, 2012.

On July 8, 2011, the Company obtained a one year loan with Chang’an Bank for RMB 5,000,000 at an annual interest rate of 8.203%. This loan was secured by the Company’s office buildings and its Chairman and CEO’s personal property located in Xi’an City, which includes an office building contributed by a shareholder in 2005 as additional capital of Xi’an Tianxing. The title to this property has not been passed to the Company. This loan was also personally guaranteed by the Company’s Chairman and CEO and his wife. This loan was fully repaid on July 11, 2012.

On August 25, 2011, the Company obtained a one year loan with Shaanxi Agricultural Yanta Credit Union for RMB 5,000,000 at an annual interest rate of 9.411%. This loan was secured by the Company’s office buildings located in Xi’an City and was personally guaranteed by the Company’s Chairman and CEO. This loan was fully repaid on August 24, 2012.

On December 22, 2011, the Company obtained a one year loan with Shaanxi Agricultural Yanta Credit Union for RMB 3,000,000 at an annual interest rate of 9.411%. This loan was secured by the Company’s office buildings located in Xi’an City and was also personally guaranteed by the Company’s Chairman and CEO and his wife. This loan was fully repaid on September 20, 2012. For this guarantee, the Company paid $106,853 (RMB 675,000) of fees and provided counter-guarantee to Shaanxi Province Credit Re-guarantee LLC, which is secured by the Company’s land use right and manufacturing plant located in Huxian County.

In 2011, the Company obtained two three-month loans with a third-party individual for a total amount of RMB 800,000. During the first quarter of 2012, the Company borrowed another two short-term loans for a total amount of RMB 400,000 with this third-party individual. These four loans are non-interest bearing and are unsecured. On April 6, 2012, the Company repaid one loan of RMB 300,000. On April 9, 2012, the Company repaid the other three remaining loans totaling RMB 900,000. As of September 30, 2012, there were no loans from the third party individual.

On December 1, 2011, the Company obtained a one year loan with Bank of Chengdu for $4,749,000 (RMB 30,000,000) at an annual interest rate determined by using the People's Bank of China floating benchmark lending rate over the same period plus 30% of that rate, which was 7.8% at September 30, 2012. This loan is secured by the Company’s land use right and manufacturing plant located in Huxian County.

On June 27, 2012, the Company entered into a line of credit agreement with Industrial and Commercial Bank of China (ICBC) Songzi Branch that allows the Company to borrow up to RMB 3,000,000. This line of credit agreement expires on June 18, 2013. The Company withdrew $474,900 (RMB 3,000,000) on July 3, 2012 at an annual interest rate determined by using the People's Bank of China floating benchmark lending rate over the same period plus 30% of that rate, which was 7.8% at September 30, 2012. This loan is secured by the Company’s buildings and land use rights in Jingzhou, Hubei Province.

On August 13, 2012, the Company obtained fifteen six-month loans with Xi'an High-tech Zone Guoxin Microcredit Ltd. for a total amount of $2,374,500 (RMB 15,000,000). Each loan is in the amount of $158,300 (RMB 1,000,000) at an annual interest rate of 22.4%. These loans are guaranteed by Sida.

On August 27, 2012, the Company obtained a one year loan with Chang’an Bank for $1,583,000 (RMB 10,000,000) at an annual interest rate determined by using the People's Bank of China floating benchmark lending rate over the same period plus 30% of that rate, which was 7.8% at September 30, 2012. This loan is guaranteed by Xi’an Taixin Investment Guarantee Co., Ltd. For this guarantee, the Company is required to pay $31,660 (RMB 200,000) of fees to Xi’an Taixin Investment Guarantee Co., Ltd. and 12.5% of the loan or $197,875 (RMB 1,250,000) is required to be kept by Xi’an Taixin Investment Guarantee Co., Ltd. to serve as collateral until the loan is repaid. This loan is also personally guaranteed by the Company’s Chairman and CEO.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(Unaudited)

Outstanding short-term loans consisted of the following:

	September 30, 2012		December 31, 2011			Interest
Bank	Amt RMB	Amt USD	Amt RMB	Amt USD	Due Date	Rate

Chang’an Bank	-	$-	5,000,000	$787,000	07/07/12	8.203%
Shaanxi Agricultural Yanta Credit Union	-	-	5,000,000	787,000	08/24/12	9.411%
Shaanxi Agricultural Yanta Credit Union	-	-	3,000,000	472,200	12/21/12	9.411%
ICBC Songzi Branch	-	-	3,000,000	472,200	05/04/12	(1)
Third-party Individual	-	-	800,000	125,920	Various	0%
Bank of Chengdu	30,000,000	4,749,000	30,000,000	4,722,000	11/30/12	(1)
Xi'an High-tech Zone Guoxin Microcredit Ltd.	15,000,000	2,374,500	-	-	02/12/13	22.400%
Chang’an Bank	10,000,000	1,583,000	-	-	08/26/13	(1)
ICBC Songzi Branch	3,000,000	474,900	-	-	06/18/13	(1)
Total	58,000,000	$9,181,400	46,800,000	$7,366,320

(1)	People's Bank of China floating benchmark lending rate over the same period plus 30%, which was 7.8% at September 30, 2012.

Long-term loan

On September 17, 2012, the Company entered into a two-year line of credit agreement with Shaanxi Agricultural Yanta Credit Union that allows the Company to borrow up to RMB 8,000,000. This line of credit agreement expires September 20, 2014. The Company withdrew $1,266,400 (RMB 8,000,000) on September 26, 2012 at an annual interest rate of 9.446% for the current year. The interest rate is determined annually by using the People's Bank of China floating benchmark lending rate over the same period plus the lender’s floating rate. The new interest rate becomes effective on December 21 of each year. This line of credit is secured by the Company’s office buildings located in Xi’an City. This line of credit is also personally guaranteed by the Company’s Chairman and CEO and his wife.

Outstanding long-term loan consisted of the following:

	September 30, 2012		December 31, 2011			Interest
Bank	Amt RMB	Amt USD	Amt RMB	Amt USD	Due Date	Rate

Shaanxi Agricultural Yanta Credit Union	8,000,000	$1,266,400	-	$-	09/20/14	9.446%

Interest expense incurred and associated with the short-term and long-term loans amounted to $199,658 and $508,668 for the three months and nine months ended September 30, 2012, respectively, none of which has been capitalized as part of construction-in-progress in 2012.

Interest expense incurred and associated with the short-term and long-term loans amounted to $117,046 and $266,797 for the three months and nine months ended September 30, 2011, respectively, none of which has been capitalized as part of construction-in-progress in 2011.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(Unaudited)

Note 14 - DEFERRED GOVERNMENT GRANT

Deferred government grant represents subsidies for Good Manufacturing Practice projects granted by various levels of the PRC government which may be required by the PRC government for repayment. As of September 30, 2012 and December 31, 2011, deferred government grant (after various repayments) was RMB 2,500,000, equivalent to $395,750 and $393,500, respectively.

Note 15 - CAPITAL TRANSACTIONS

Stock-based compensation

On March 30, 2010, the Company agreed to issue 2,500 shares of common stock to a non-executive director in exchange for services unrelated to his services as a director at the fair market value of $11.74 per share based on the closing price on March 30, 2010. On April 16, 2010, the Company entered into another agreement to grant 10,000 shares of common stock to that director for his one year service from April 1, 2010. The closing price per share on the grant date was $10.61. The common stock compensation vests in four equal quarterly installments of 2,500 shares. Shares owed were accrued at the end of each quarter at the fair market value on the grant date of $10.61 per share. On August 31, 2011, the Company entered into another agreement to grant 36,000 shares of common stock to that director for his one year service from April 1, 2011. The closing price per share on the grant date was $2.58. The common stock compensation vests in four equal quarterly installments of 9,000 shares. Shares owed were accrued at the end of each quarter at the fair market value on the grant date of $2.58 per share. Currently, the Company is working on completing the contract with this director for his service beginning April 1, 2012. As of September 30, 2012 and December 31, 2011, Nil and 34,500 shares were to be issued to this non-executive director and were included in the accrued expenses and were valued at $Nil and $149,235, respectively.

On May 26, 2009, the Company agreed to issue 5,556 shares of common stock to a director at the beginning of each term of his directorship. The trading value of the common stock on May 26, 2009 was $4.50 per share. The Company issued 5,556 shares on February 26, 2010. In accordance with the agreement between the Company and this director, this director must continue to serve as a member of the Board until his successor is duly elected and qualified in order to receive the shares. This director has continued in his position, and the Company is working on the agreement with this director. As of September 30, 2012 and December 31, 2011, Nil and 11,112 share to be issued to this non-executive director included in the accrued expenses amounted to Nil and $50,004, respectively.

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

Equity Compensation Plan

On December 8, 2009, the Company’s board of directors approved a stock incentive plan for officers, directors, employees and consultants entitled the “Skystar Bio-Pharmaceutical Company 2010 Stock Incentive Plan” (the “2010 Plan”). The maximum number of shares that may be issued under the 2010 Plan is 700,000 shares of common stock. The 2010 Plan was approved by the Company’s stockholders on December 31, 2009, and awards may be granted thereunder until December 7, 2019. On May 4, 2012, the Board approved common stock grants in the total amount of 442,881 shares to the Company’s employees and members of the Board of Directors, all of which grants were made pursuant to the terms and provisions of the Plan. As of September 30, 2012, there are 247,119 shares of the Company’s common stock remaining available for future issuance under the Plan. Of the 442,881 shares issued in May 2012, 62,612 shares were issued to settle grants to directors and CFO of $256,056, and the remaining 380,269 shares, valued at $981,094 based on the grant date fair value of the common stock of $2.58 per share. A total of $Nil and $1,037,911 were charged to general and administrative expenses for the three months and nine months ended September 30, 2012, respectively.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(Unaudited)

Warrants and Purchase Options

On February 28, 2007, in connection with a financing the Company issued 195,000 warrants to four investors with an exercise price of $6.00 per share for a term of three years (number of warrants and exercise price adjusted for 1-for-10 reverse stock split on May 12, 2009 and 2-for-1 forward stock split on November 16, 2009).  On the same date, the Company also issued warrants to the placement agent, exercisable for 114,100 shares of the Company’s common stock at a price of $5.00 per share for a five-year term (number of warrants and exercise price adjusted for 1-for-10 reverse stock split on May 12, 2009 and 2-for-1 forward stock split on November 16, 2009).  Up to December 31, 2011, 274,870 warrants were exercised. As of September 30, 2012, the remaining 34,230 warrants expired.

In connection with the 2009 equity offering discussed below, the Company granted 140,000 common stock purchase options to five designees of the Underwriters with a vesting date of September 30, 2010. The options are exercisable from September 30, 2010 to September 30, 2014, and each option is exercisable for one share of the Company’s common stock at an exercise price at $8.11 per share. All options were provided for services performed. On September 30, 2010, the purchase options were reclassified from equity to warrant/purchase option liabilities, and the Company reclassified $779,674 from additional paid in capital to warrant/purchase option liability. As of December 30, 2011 and September 30, 2012, 140,000 common stock purchase options were outstanding.

The fair value of each warrant and purchase option is estimated on the date of grant using the Black-Scholes option-pricing model that uses the assumptions noted in the table stated in Note 2.

Following is an activity summary of the Company’s outstanding warrants and purchase options:

	Number of warrants/purchase options	Weighted – average exercise price	Weighted- average remaining contractual term (Year)
Outstanding at January 1, 2011	174,230	$7.50	2.04
Granted	-
Forfeited	-
Exercised	-
Outstanding at December 31, 2011	174,230	$7.50	2.04
Granted	-	-
Forfeited	(34,230)	5.00
Exercised	-
Outstanding at September 30, 2012	140,000	$8.11	1.75
Exercisable at September 30, 2012	140,000	$8.11	1.75

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

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(Unaudited)

Note 17 – TAXES

Skystar is subject to United States federal income tax. Skystar Cayman is a tax-exempt company incorporated in the Cayman Islands. Fortune Time did not have any assessable profits arising in or derived from Hong Kong for the three months and nine months ended September 30, 2012 and 2011, and accordingly no provision for Hong Kong profits tax was made in these periods.

The Company’s subsidiaries and VIEs are subject to the PRC’s Enterprise Income Tax. Pursuant to the PRC Income Tax Laws, Enterprise Income Tax is generally imposed at a statutory rate of 25%. Xi’an Tianxing has been approved as a new technology enterprise, and under PRC Income Tax Laws is entitled to a preferential tax rate of 15%.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months and nine months ended September 30, 2012 and 2011:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
U.S. Statutory rate	34.0%	34.0%	34.0%	34.0%
Foreign income not recognized in the U.S.	(34.0)	(34.0)	(34.0)	(34.0)
China income tax rate	25.0	25.0	25.0	25.0
China income tax exemption	(10.0)	(10.0)	(10.0)	(10.0)
Stock-based compensation	-	-	2.5	-
Other item (1)	5.8	0.8	4.3	1.5
Total provision for income taxes	20.8%	15.8%	21.8%	16.5%

(1)	Other item is for operating expenses incurred by Skystar that are not deductible in the PRC, expenses incurred by other subsidiaries that are not deductible on the consolidated level, and the difference of Enterprise Income Tax imposed at a statutory rate of 25% rather than preferential tax rate of 15% on the income from the subsidiaries other than Xi’an Tianxing, which resulted in an increase in the effective tax rate of 5.8% and 0.8% for the three months ended September 30, 2012 and 2011, respectively, and an increase of 4.3% and 1.5% for the nine months ended September 30, 2012 and 2011, respectively.

Taxes payable consisted of the following:

	September 30, 2012	December 31, 2011
Income taxes	$185,230	$-
Value added taxes	916,883	110,880
Other taxes	135,992	49,201
Total	$1,238,105	$160,081

As of September 30, 2012, the estimated net operating loss carry forwards of Skystar for U.S. income tax purposes amounted to $5,736,467, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, beginning in 2026 and through 2030. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s limited operating history and continuing losses for U.S. income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at September 30, 2012 and December 31, 2011. The valuation allowance at September 30, 2012 and December 31, 2011 was $1,950,399 and $1,799,945, respectively. The Company’s management reviews this valuation allowance periodically and makes adjustments as necessary. As of September 30, 2012, the Company has no other deferred tax amounts.

The Company did not provide for deferred income taxes and foreign withholding taxes on the cumulative undistributed earnings of foreign subsidiaries as of September 30, 2012 approximately $29,496,000 (RMB 186,327,000). The cumulative undistributed earnings of foreign subsidiaries were included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(Unaudited)

 Note 18 - EARNINGS PER SHARE

The following is the calculation of earnings per share:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Net income	$2,731,254	$7,727,661	$6,334,874	$11,166,883

Weighted average shares used in basic computation	7,604,800	7,172,354	7,426,082	7,171,530
Diluted effect of stock warrants	-	-	-	3,138
Weighted average shares used in diluted computation	7,604,800	7,172,354	7,426,082	7,174,668

Earnings per share:

Basic	$0.36	$1.08	$0.85	$1.56
Diluted	$0.36	$1.08	$0.85	$1.56

For the three months and nine months ended September 30, 2012 and 2011, the outstanding 140,000 options were excluded from the diluted earnings per share calculation as they were anti-dilutive.

For the three months ended September 30, 2011, a total of 34,230 warrants were excluded from the diluted earnings per share calculation as they were anti-dilutive. For the nine months ended September 30, 2011, the average stock price was greater than the exercise prices of warrants, which resulted in additional weighted-average common stock equivalents of 3,138.

Note 19 - RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

Amounts receivable from and payable to related parties are summarized as follows:

	September 30, 2012	December 31, 2011

Shares to be issued to related parties (Note 15)
Scott Cramer – non-executive director	$-	$149,235
Mark D. Chen – non-executive director	-	50,004
Total	$-	$199,239

Amounts due to (from) related parties
Scott Cramer – non-executive director and shareholder (1)	$135,266	$147,877
Officers, shareholders and other related parties (2)	251,267	(91,604)
Total	$386,533	$56,273

(1)	As of September 30, 2012 and December 31, 2011, the Company had unpaid reimbursement and compensation due to Scott Cramer valued at $135,266 and $147,877, respectively.

(2)	The amounts due to (from) officers, shareholders and other related parties at September 30, 2012 and December 31, 2011 include unpaid reimbursement and compensation and, advances to Mr. Weibing Lu and other related parties for business expenses.

Also refer to Notes 13, 15 and 20 for other related party transactions and arrangements.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(Unaudited)

Note 20 - COMMITMENTS AND CONTINGENCIES

(a)  Lease commitments

The Company recognizes lease expense on the straight-line basis over the term of the lease.

The Company entered into a tenancy agreement for the lease of factory premises of Xi’an Tianxing in Sanqiao for a period of ten years from October 1, 2004 to December 31, 2014. The annual rent for the factory premises is subject to a 10% increase every two years starting October 1, 2009. As of September 30, 2012, the annual rent for the factory premises was adjusted to approximately $20,199 (RMB 127,600).

The Company leases office space in Xi’an from Mr. Weibing Lu, the Company’s Chairman and CEO, for a period of five years from January 1, 2007 to December 31, 2011, with annual rent of approximately $26,214 (RMB 165,600). In January 2012, the Company renewed the lease with Mr. Lu for another 5 years from January 1, 2012 to December 31, 2016 at rent of approximately $28,494 (RMB 180,000) per year.

The Company also entered into a tenancy agreement with Mr. Weibing Lu for the lease of Shanghai Siqiang’s office in Shanghai for a period of ten years from August 1, 2007 to August 1, 2017 with annual rent of approximately $22,795 (RMB 144,000).

The Company entered into a one year tenancy agreement for an office lease in Kunshan, Jiangsu province from April 15, 2011 to April 14, 2012 with annual rent of approximately $3,039 (RMB 19,200). On April 15, 2012, the Company entered into a six-month tenancy agreement for this office from April 15, 2012 to October 14, 2012 with six-month rent of approximately $1,647 (RMB 10,405). On October 15, 2012, the Company entered into a another six-month tenancy agreement for this office from October 15, 2012 to April 14, 2013 with six-month rent of approximately $1,647 (RMB 10,405).

The Company entered into a tenancy agreement for the lease of warehouse premises in Xi’an for a period of three years from July 20, 2011 to July 19, 2014 with annual rent of approximately $37,200 (RMB 235,000) subject to a 10% increase every two years starting July 20, 2013.

On February 21, 2012, the Company entered into a six-month tenancy agreement for an office lease in Jingzhou, Hubei province from February 21, 2012 to August 20, 2012 with six-month rent of approximately $285 (RMB 1,800). On August 21, 2012, the Company entered into another three-month tenancy agreement for this office from August 21, 2012 to November 20, 2012 with three-month rent of approximately $142 (RMB 900).

The minimum future lease payments for the next five years and thereafter are as follows:

Period	Unrelated third parties	Related parties	Total
Three months ending December 31, 2012	$15,268	$12,822	$28,090
Year ending December 31, 2013	60,503	51,289	111,792
Year ending December 31, 2014	38,689	51,289	89,978
Year ending December 31, 2015	-	51,289	51,289
Year ending December 31, 2016 and thereafter	-	64,586	64,586
Total	$114,460	$231,275	$345,735

Rental expense to unrelated third parties for the three months ended September 30, 2012 and 2011 amounted to $15,311 and $14,396, respectively. Rental expense to unrelated third parties for the nine months ended September 30, 2012 and 2011 amounted to $45,853 and $26,104, respectively.

Rental expense to related parties for the three months ended September 30, 2012 and 2011 amounted to $12,817 and $12,039, respectively. Rental expense to related parties for the nine months ended September 30, 2012 and 2011 amounted to $38,520 and $35,791, respectively.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(Unaudited)

(b)  Legal proceedings

From time to time, the Company is involved in legal matters arising in the ordinary course of business. Management currently is not aware of any legal matters or pending litigation that would have a significant effect on the Company’s consolidated financial statements as of September 30, 2012.

In May 2007, Andrew Chien filed suit against the Company, R. Scott Cramer, Steve Lowe, David Wassung and Weibing Lu in United States District Court for the District of Connecticut, alleging causes of action for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On July 17, 2008, in a decision that is now published, the court granted defendants’ motion to dismiss and subsequently dismissed the lawsuit, entering judgment on behalf of the defendants. Chien appealed the dismissal. Defendants filed a post judgment motion for sanctions against Chien. On February 5, 2009, the court found the action filed by Chien to have been frivolous, and to have constituted a “substantial” violation of Rule 11, and imposed monetary sanctions on both Chien and his former attorney. Chien appealed the award of sanctions. All appeals, including the one referenced below concerning Chien’s second lawsuit, were subsequently consolidated. The Court of Appeals issued a Mandate upholding the decision granting defendant’s motion to dismiss and found that the District Court did not “abuse its discretion” in issuing sanctions against Chien in light of the circumstances and facts on record. This Mandate was entered on or about November 8, 2010.

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

Andrew Chien, again proceeding pro se, commenced his third lawsuit against the Company, Scott Cramer, Steve Lowe, David Wassung, Weibing Lu (and also Weinberg & Company, P.A., Moore Stephens Wirth Frazer & Torbet, LLP, Frazer Frost, LLP, Crowe Horwath LLP, Richardson & Patel LLP, Kevin K. Leung, Harvey Kesner, and Jody M. Borrelli) alleging the same facts and circumstances as set forth in the above two matters, although adding the aforementioned accountants and lawyers as defendants to the claims. The matter commenced on August 8, 2011, and shortly thereafter was removed to U.S. District Court. On October 5, 2011, the court dismissed the entire action as to all defendants. As in the two previosu lawsuits, sanctions were issued against Chien. Moreover, the District Court issued and order prohibiting Chien from filing any more lawsuits against the defedentants without prior approval from the court. Chien appealed the Court’s ruling to the United States Court of Appeals for the Second Circuit, where all defendants have filed motions to dismiss.

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

(c)  Ownership of leasehold property

In 2005, a shareholder contributed a leasehold office building as additional capital of Xi’an Tianxing. However, as of September 30, 2012, title to this leasehold property has not passed to the Company. The Company does not believe there are any legal barriers for the shareholder to transfer the ownership to the Company. However, in the event that the Company fails to obtain the ownership certificate for the leasehold property, there is a risk that we may be required to vacate the building. Management believes that this possibility is remote, and, as such, no provision has been made in the consolidated financial statements for this potential occurrence.

(d) R&D project

In 2008, Xi’an Tianxing contracted with Northwestern Agricultural Technology University to work jointly on an R&D project concerning the application of nano-technology in the prevention of major milk cow disease. The total projected budget for this project is approximately $633,200 (RMB 4,000,000), which is to be paid according to completed stages of the project. The project reached trial stage in September 2009. As of September 30, 2012, the Company incurred approximately $475,560 (RMB 3,000,000) of cumulative expenses relating to this project.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(Unaudited)

 In 2009, Xi’an Tianxing contracted with the Fourth Military Medical University to jointly work on an R&D project on fish diseases linked immunosorbent detection kit and fish diseases multi-linked monoclonal antibody therapeutic agents. The contracted amount for this project is approximated $949,800 (RMB 6,000,000). As of September 30, 2012, the Company has incurred approximately $538,968 (RMB 3,400,000) of cumulative expenses relating to this project.

During the first quarter of 2011, Xi’an Tianxing contracted with the Fourth Military Medical University to jointly work on an R&D project to develop new treatment and diagnosis method for Mycoplasmal pneumonia of swine. The project term is from January 2011 through September 2013. The cost to the Company for the initial phase is approximately $316,600 (RMB 2,000,000). As of September 30, 2012, the Company has incurred approximately $79,260 (RMB 500,000).

During the second quarter of 2011, Xi’an Tianxing launched four new R&D projects to develop ceftiofur sodium for injection (powder for injection), a sulfuric acid injection neostigmine, dexamethasone sodium phosphate injection, and houttuynia preparation of compound application in weaning piglets. The projected budget for the R&D project of ceftiofur sodium for injection (powder for injection) is approximately $554,050 (RMB 3,500,000). As of September 30, 2012, the Company has incurred approximately $554,820 (RMB 3,500,000). The projected budget for the R&D project of a sulfuric acid injection neostigmine is approximately $529,158 (RMB 3,342,757). As of September 30, 2012, the Company has incurred approximately $529,894 (RMB 3,342,757). The projected budget for the R&D project of dexamethasone sodium phosphate injection is approximately $555,242 (RMB 3,507,531). As of September 30, 2012, the Company has incurred approximately $556,014 (RMB 3,507,531). The projected budget for the R&D project of houttuynia preparation of compound application in weaning piglets is approximately $690,976 (RMB 4,358,923). As of September 30, 2012, the Company has incurred approximately $690,976 (RMB 4,358,923). As of September 30, 2012, Xi’an Tianxing completed all these four in-house R&D projects.

During the second quarter of 2012, Xi’an Tianxing contracted with the Fourth Military Medical University to jointly work on an R&D project of ring disease and pseudo-rabies specific transfer factor and blue-ear disease and Mycoplasma pneumoniae disease specific transfer factor to enhance the livestock and poultry's own immuneforce and prevent the onset of conventional disease. The project term is from April 2012 through March 2013. The cost to the Company for the initial phase is approximately $49,073 (RMB 310,000). As of September 30, 2012, the project was in clinical research stage and the Company has incurred approximately $49,141 (RMB 310,000).

In addition, the Company also launched various R&D projects in 2011 on veterinary products formula adjustment, pet drug development and fermentation engineering design and development and lab tests. As of September 30, 2012, approximately $856,791 (RMB 5,404,937) has been incurred related to these completed projects and lab tests.

R&D projects are summarized as follows:

Project	Amount incurred as of 9/30/2012	Amount expected to be incurred	Total amount of project
Project with the Fourth Military Medical University (1)	$538,968	$411,580	$949,800
Project with Northwestern Agricultural Technology University (2)	475,560	158,300	633,200
Project with the Fourth Military Medical University (3)	79,260	237,450	316,600
In-house R&D project (4)	554,820	-	554,050
In-house R&D project (5)	529,894	-	529,158
In-house R&D project (6)	556,014	-	555,242
In-house R&D project (7)	690,976	-	690,019
Project with the Fourth Military Medical University (8)	49,141	-	49,073
Other in-house R&D projects (9)	856,791	15,830	871,431
TOTAL	$4,331,424	$823,160	$5,148,573

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(Unaudited)

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

(e) Registered capital commitment

Skystar Kunshan’s remaining registered capital of $12,750,000 was originally required to be invested by May 7, 2012. In 2011, the asset acquisition of Kunshan facility was completed. The Company is in the process of getting the government’s approval to transfer the asset purchased to satisfy some of our registered capital commitment. On July 25, 2012, the Company received the approval of extension for payment of the remaining registered capital but a new due date has not been specified by the government.

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

We have evaluated the relationship with Xi’an Tianxing and Xi’an Tianxing’s wholly owned subsidiaries, Xi’an Sikaida and Shanghai Siqiang. As a result of the contractual arrangements which obligate Sida to absorb all of the risk of loss from Xi’an Tianxing’s activities and enable Sida to receive all of its expected residual returns, the Company accounts for Xi’an Tianxing, Xi’an Sikaida and Shanghai Siqiang as VIEs under the Financial Accounting Standards Board’s (“FASB”) interpretation on consolidation of variable interest entities. Accordingly, the Company consolidates the results, assets, and liabilities of Xi’an Tianxing, Xi’an Sikaida and Shanghai Siqiang.

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

Results of Operations – Three Months ended September 30, 2012 and 2011

The following table summarizes our results of operations for the three months ended September 30, 2012 and 2011.

	Three Months Ended September 30,
	2012		2011
	Amount	% of total revenue	Amount	% of total revenue
Revenue	$8,933,005	100.0%	$20,903,063	100.0%
Gross Profit	$5,262,775	58.9%	$10,845,851	51.9%
Operating Expenses	$1,621,386	18.1%	$1,868,300	8.9%
Income from Operations	$3,641,389	40.8%	$8,977,551	42.9%
Other Income (Expenses)	$(192,972)	(2.2)%	$196,222	0.9%
Income Tax Expenses	$717,163	8.0%	$1,446,112	6.9%
Net Income	$2,731,254	30.6%	$7,727,661	37.0%

Revenues.   All of our revenues are derived from the sale of veterinary healthcare and medical care products in the PRC.  For the three months ended September 30, 2012, we had revenues of $8,933,005 as compared to revenues of $20,903,063 for the three months ended September 30, 2011, a decrease of $11,970,058 or 57.3% due to there being no production at the Huxian veterinary medication plant during the quarter as a result of the GMP re-examination.  We generate revenue from sales of four product lines: veterinary medications, micro-organism, feed additives, and vaccines.  The selling prices of our products increased more than 2.2% on average in the three months ended September 30, 2012 compared to the same period of 2011. The decrease in revenue was primarily due to the decrease of sales volume.

Revenue — Veterinary Medications. Revenue from sales of our veterinary medications decreased by $11,197,856 or 86.3% from $12,979,162 for the three months ended September 30, 2011 to $1,781,306 for the three months ended September 30, 2012. The decrease of revenue was primarily due to no production at Huxian plant for the third quarter of 2012. On January 7, 2012, the current GMP certification of Huxian veterinary medications facility expired and its production was temporarily suspended. In June 2012, China's Ministry of Agriculture (MOA) inspected Huxian veterinary medications facility and published its recommendation to renew its GMP certificate on the China Institute of Veterinary Drug Control's website. On September 26, 2012, China's Ministry of Agriculture (MOA) renewed our GMP certificate which is valid for another five years and we resumed the production at Huxian facility in October, 2012. We currently have two veterinary medications plants located in Huxian and Jingzhou with Huxian historically being our main facility. The Jingzhou plant completed its GMP re-examination in 2011 and resumed its normal production in 2012. Of the total revenues from veterinary medications during three months ended September 30, 2012, approximately 76% of total revenue resulted from the sale of products from the Jingzhou facility. The selling prices of our veterinary medication products for the three months ended September 30, 2012 increased approximately 10.7% on average from the same period of last year. The decrease in revenue was primarily due to the decrease of sales volume.

Revenue — Micro-Organism. Revenue from sales of our micro-organism products decreased by $1,074,887 or 17.9% from $5,997,055 for the three months ended September 30, 2011 to $4,922,168 for the three months ended September 30, 2012. The decrease was primarily due to the slowing economy in China resulting in weak market demand for health and nutrition feed additives products in the animal husbandry industry and our increased sales efforts in the first half year resulting in most of our customers having already made advance purchases of our micro-organism products they need for the year. However, the revenue from sales of our micro-organism products was still the largest revenue contributor for the entire company and contributed 55.1% of total revenue during the three months ended September 30, 2012. The selling prices of our micro-organism products for the three months ended September 30, 2012 have not changed meaningfully on average from last year. The decrease in revenue was mainly due to the decrease of sales volume.

Revenue — Feed Additives. Revenue from sales of our feed additives product line increased by $134,562 or 12.8% from $1,055,001 for the three months ended September 30, 2011 to $1,189,563 for the three months ended September 30, 2012. The increase was primarily the result of increased sales efforts despite of the slowing economy in China. The selling prices of our feed additives products for the three months ended September 30, 2012 have not changed meaningfully on average from last year. The increase in revenue was primarily due to the increase of sales volume.

Revenue — Vaccines. Revenue from sales of our vaccines increased by $168,123 or 19.3% from $871,845 for the three months ended September 30, 2011 to $1,039,968 for the three months ended September 30, 2012. The increase was primarily the result of increased sales efforts despite of the slowing economy in China. We completed the construction of a new vaccine facility at our Huxian plant in 2010. On September 20 and 21, 2012, China’s Ministry of Agriculture (MOA) physically inspected this new facility and deemed the facility GMP compliant. Following physical inspection, the MOA’s inspection team recommended that the Office of the Working Committee proceed with Stage 2 of its GMP certification process. The Company expects the GMP certification process to be completed by the first half of 2013, and to commence production shortly thereafter for large-scale production. The selling prices of our vaccine products increased approximately 0.4% on average for the three months ended September 30, 2012 compared to those in the same period of 2011. The increase in revenue was primarily due to the increase of sales volume.

Cost of Sales.   Cost of sales, which consists of raw materials, direct labor, and manufacturing overhead for our four product lines, was $3,670,230 for the three months ended September 30, 2012, as compared to $10,057,212 for the three months ended September 30, 2011, a decrease of $6,386,982 or 63.5%, as a result of decreased sales of our veterinary medications product line. For the three months ended September 30, 2012, raw material costs comprised the majority or approximately 76.0% of total cost of sales, packing material costs comprised approximately 17.1% of total cost of sales, and labor costs and manufacturing overhead comprised approximately 6.9% of total cost of sales. The increased gross margins in the third quarter of 2012 was mainly because the majority of our revenue during the quarter came from the relatively more profitable micro-organism and vaccine product lines, while the relatively less profitable veterinary medications product line reduced its production, and therefore sales, during the quarter, as described above.

Cost of Sales — Veterinary Medications.   Cost of sales of our veterinary medications product line decreased from $7,696,914 for the three months ended September 30, 2011 to $848,105 for the three months ended September 30, 2012, a decrease of $6,848,809 or 89.0%.  This decrease was mainly due to no production at the Huxian veterinary medication plant during the quarter as a result of the GMP re-examination.

Cost of Sales — Micro-Organism.   Cost of sales of our micro-organism product line increased from $1,608,861 for the three months ended September 30, 2011 to $1,843,821 for the three months ended September 30, 2012, an increase of $234,960 or 14.6%.  This increase was mainly due to the change of formula to manufacture some of our micro-organism products to optimize product performance during the quarter resulting in increased raw material costs. Cost of sales of micro-organism product line comprised 50.2% of total cost of sales for the three months ended September 30, 2012.

Cost of Sales — Feed Additives.   Cost of sales of our feed additives product line increased from $663,002 for the three months ended September 30, 2011 to $854,114 for the three months ended September 30, 2012, an increase of $191,112 or 28.8%.  This increase in cost of sales was mainly due to the corresponding increase in feed additive sales and increased raw material costs of yeast extract, the main raw material used in the manufacture of feed additives products. Increased overhead allocated to the feed additives product line due to no production at the Huxian veterinary medication product line during the quarter for GMP re-examination also contributed to this increase in costs of sales.

Cost of Sales — Vaccines.   Cost of sales of our vaccines product line increased from $88,435 for the three months ended September 30, 2011 to $124,190 for the three months ended September 30, 2012, an increase of $35,755 or 40.4%.  This increase was largely the result of the corresponding increase of vaccine product sales and significantly increased overhead allocated to the vaccine product line due to no production at the Huxian veterinary medication product line during the quarter for GMP re-examination.

The following table summarizes our operating expenses for the three months ended September 30, 2012 and 2011.

	Three Months Ended September 30,
	2012		2011
	Amount	% of total revenue	Amount	% of total revenue
Operating Expenses
Research and Development Costs	$198,838	2.2%	$91,124	0.4%
Selling Expenses	$692,009	7.7%	$1,174,928	5.6%
General and Administrative Expenses	$730,539	8.2%	$602,248	2.9%
Total Operating Expenses	$1,621,386	18.1%	$1,868,300	8.9%

Research and Development Costs.  Research and development costs totaled $198,838 for the three months ended September 30, 2012 as compared to $91,124 for the three months ended September 30, 2011, an increase of $107,714 or 118.2%. The increase was primarily due to the costs to complete the two in-house R&D projects that were launched in the second quarter of 2011 and the payment to the Fourth Military Medical University on the joint R&D project.

Selling Expenses.  Selling expenses totaled $692,009 for the three months ended September 30, 2012 as compared to $1,174,928 for the three months ended September 30, 2011, a decrease of $482,919 or 41.1%.  This decrease is primarily due to decreased sales in the third quarter resulting in less shipping and handling costs related to delivering our products to customers. Shipping and handling costs totaled $511,519 and $837,006 for the three months ended September 30, 2012 and 2011, respectively, a decrease of $325,487 or 38.9%. Travelling and sales commission expenses also decreased $50,033 and $41,924, respectively, as compared to the same quarter of last year as the result of decreased sales.

General and Administrative Expenses.  General and administrative expenses totaled $730,539 for the three months ended September 30, 2012 as compared to $602,248 for the three months ended September 30, 2011, an increase of $128,291 or 21.3%. The increase was mainly due to the costs incurred for financing guarantee fees for new bank loans secured during this quarter and additional depreciation expenses on expanded production facilities.

Results of Operations – Nine Months ended September 30, 2012 and 2011

The following table summarizes our results of operations for the nine months ended September 30, 2012 and 2011.

	Nine Months Ended September 30,
	2012		2011
	Amount	% of total revenue	Amount	% of total revenue
Revenue	$25,730,190	100.0%	$37,086,158	100.0%
Gross Profit	$14,669,364	57.0%	$18,900,593	51.0%
Operating Expenses	$6,271,470	24.4%	$6,746,644	18.2%
Income from Operations	$8,397,894	32.6%	$12,153,949	32.8%
Other Income (Expenses)	$(294,115)	(1.1)%	$1,218,201	3.3%
Income Tax Expenses	$1,768,905	6.9%	$2,205,267	5.9%
Net Income	$6,334,874	24.6%	$11,166,883	30.1%

Revenues.   All of our revenues are derived from the sale of veterinary healthcare and medical care products in the PRC.  For the nine months ended September 30, 2012, we had revenues of $25,730,190 as compared to revenues of $37,086,158 for the nine months ended September 30, 2011, a decrease of $11,355,968 or 30.6%.  We generate revenue from sales of four product lines: veterinary medications, micro-organism, feed additives, and vaccines.  The selling prices of our products increased 2.5% on average in the nine months ended September 30, 2012 compared to the same period of 2011. The decrease in revenue was primarily due to the decrease of sales volume.

Revenue — Veterinary Medications. Revenue from sales of our veterinary medications decreased by $16,937,461 or 70.0% from $24,186,068 for the nine months ended September 30, 2011 to $7,248,607 for the nine months ended September 30, 2012. The decrease of revenue was primarily due to no production at the Huxian plant for most of the first nine months of 2012 as a result of the GMP re-certification. Of the total revenues from veterinary medications during nine months ended September 30, 2012, approximately 44% of total revenue resulted from the sale of Praziquantel tablets, which treats schistosomiasis. The selling prices of our veterinary medication products for the nine months ended September 30, 2012 increased approximately 8.7% on average from the same period of last year. The decrease in revenue was primarily due to the decrease of sales volume.

Revenue — Micro-Organism. Revenue from sales of our micro-organism products increased by $2,485,137 or 26.0% from $9,574,277 for the nine months ended September 30, 2011 to $12,059,414 for the nine months ended September 30, 2012. The increase was primarily due to growing market demand for organic and environmental-friendly food products in China resulting in increasing the utilization of non-drug feed additives in animal husbandry industry and our increased sales efforts to respond to this market trend. Due to the temporary reduction of veterinary medication production, we were able to shift some of our veterinary medication production and sales forces to focus on the manufacturing and selling of micro-organism products and penetrate the market. The revenue from sales of our micro-organism products was the largest revenue contributor for the entire company and contributed 46.9% of total revenue during the nine months ended September 30, 2012. The selling prices of our micro-organism products for the nine months ended September 30, 2012 have not changed meaningfully on average from last year. The increase in revenue was mainly due to the increase of sales volume.

Revenue — Feed Additives. Revenue from sales of our feed additives product line increased by $1,719,116 or 97.0% from $1,772,280 for the nine months ended September 30, 2011 to $3,491,396 for the nine months ended September 30, 2012. The increase was primarily the result of our increased production and extra sales forces temporarily shifted from the Huxian veterinary medication facility to this product line. The selling prices of our feed additives products for the nine months ended September 30, 2012 have not changed meaningfully on average from last year. The increase in revenue was primarily due to the increase of sales volume.

Revenue — Vaccines. Revenue from sales of our vaccines increased by $1,377,240 or 88.7% from $1,553,533 for the nine months ended September 30, 2011 to $2,930,773 for the nine months ended September 30, 2012. The increase was primarily the result of our increased sales efforts. The selling prices of our vaccine products increased approximately 0.3% on average for the nine months ended September 30, 2012 compared to those in the same period of 2011. The increase in revenue was primarily due to the increase of sales volume.

Cost of Sales.   Cost of sales was $11,060,826 for the nine months ended September 30, 2012, as compared to $18,185,565 for the nine months ended September 30, 2011, a decrease of $7,124,739 or 39.2%, as a result of decreased sales of our veterinary medications product line. For the nine months ended September 30, 2012, raw material costs comprised the majority or approximately 75.0% of total cost of sales, packing material costs comprised approximately 16.5% of total cost of sales, and labor costs and manufacturing overhead comprised approximately 8.5% of total cost of sales. The increased gross margins for the nine months ended September 30, 2012 was mainly because the majority of our revenue growth during the first nine months came from highly profitable micro-organism and vaccine product lines, while the relatively less profitable veterinary medications product line reduced its production, and therefore sales, during the period, as described above.

Cost of Sales — Veterinary Medications.   Cost of sales of our veterinary medications product line decreased from $14,361,371 for the nine months ended September 30, 2011 to $4,039,759 for the nine months ended September 30, 2012, a decrease of $10,321,612 or 71.9%.  This decrease was mainly due to the decrease in corresponding sales as a result of no production at the Huxian facility for most of the first nine months of 2012. Cost of sales of veterinary medications product line comprised 36.5% of total cost of sales for the nine months ended September 30, 2012.

Cost of Sales — Micro-Organism.   Cost of sales of our micro-organism product line increased from $2,683,849 for the nine months ended September 30, 2011 to $3,920,073 for the nine months ended September 30, 2012, an increase of $1,236,224 or 46.1%.  This increase was mainly due to the corresponding increased sales. The change of formula to manufacture some of our micro-organism products in the third quarter of 2012 also contributed to an increase in raw material costs.

Cost of Sales — Feed Additives.   Cost of sales of our feed additives product line increased from $968,250 for the nine months ended September 30, 2011 to $2,736,137 for the nine months ended September 30, 2012, an increase of $1,767,887 or 182.6%.  This increase in cost of sales was mainly due to the corresponding increase in feed additive sales and significantly increased raw material costs of yeast extract, the main raw material used in the manufacture of feed additives products. We are searching for alternative raw materials as potential substitutes for certain main raw materials to manufacture our feed additives products and control rising costs.

Cost of Sales — Vaccines.   Cost of sales of our vaccines product line increased from $172,095 for the nine months ended September 30, 2011 to $364,857 for the nine months ended September 30, 2012, an increase of $192,762 or 112.0%.  This increase was the result of the corresponding increase of vaccine product sales.

The following table summarizes our operating expense for the nine months ended September 30, 2012 and 2011.

	Nine Months Ended September 30,
	2012		2011
	Amount	% of total revenue	Amount	% of total revenue
Operating Expenses
Research and Development Costs	$533,024	2.1%	$2,180,147	5.9%
Selling Expenses	$2,068,192	8.0%	$2,154,158	5.8%
General and Administrative Expenses	$3,670,254	14.3%	$2,412,339	6.5%
Total Operating Expenses	$6,271,470	24.4%	$6,746,644	18.2%

Research and Development Costs.  Research and development costs totaled $533,024 for the nine months ended September 30, 2012 as compared to $2,180,147 for the nine months ended September 30, 2011, a decrease of $1,647,123 or 75.6%. The decrease was primarily due to less R&D efforts undertaken during the first nine months of 2012.

Selling Expenses.  Selling expenses totaled $2,068,192 for the nine months ended September 30, 2012 as compared to $2,154,158 for the nine months ended September 30, 2011, a decrease of $85,966 or 4.0%.  This decrease is mainly due to decreased travelling expenses as Huxian veterinary medication facility was closed for most of the first nine months of 2012 resulting in significantly decreased sales in the third quarter. Travelling expenses decreased $88,844 or 69.4% compared to a year ago. The number of units of our products shipped to our customers during the nine months ended September 30, 2012 dropped significantly as a result of our decreased production capacities. Our sales decreased 30.6% on a year-on-year basis but shipping and handling costs decreased only $22,424 or 1.6%, from $1,381,276 for the nine months ended September 30, 2012 to $1,358,852 for the comparable period in 2012. We continued to expand our market to remote areas and the rising unit costs for transportation and delivery services to these areas partially offset the impact of the decrease in shipping volume.

General and Administrative Expenses.  General and administrative expenses totaled $3,670,254 for the nine months ended September 30, 2012 as compared to $2,412,339 for the nine months ended September 30, 2011, an increase of $1,257,915 or 52.2%. The increase was mainly due to the stock based compensation expense of $1,037,911 for the stock grants on May 4, 2012 to the Company’s employees and members of the Board of Directors, all of which grants were made pursuant to the terms and provisions of the 2010 Stock Incentive Plan.

Liquidity

For the nine months ended September 30, 2012, cash used in operating activities was $6,122,253 compared to cash used in operating activities of $2,800,257 for the nine months ended September 30, 2011. The major operating activities that provided cash for the nine months ended September 30, 2012 were net income of $6,334,874 and an increase in accounts payable of $3,112,002. The major operating activities that used cash for the nine months ended September 30, 2012 were an increase in accounts receivable of $12,094,949 and an increase in prepayments to suppliers of $5,426,601. The inflation rate in China decreased to 1.9% in September 2012 from the 2011 peak. According to our observation of raw material marketplace, the raw material prices in our sector became more stable in recent months as compared to the same period last year. We will monitor the market situation closely and continue the strategy of prepaying our suppliers to ensure the supply of raw materials at relatively lower cost levels. As of September 30, 2012, we had 52 suppliers as compared to 63 suppliers as of June 30, 2012 that we made advances to in order to secure our raw material needs and to obtain favorable pricing. We will continue to closely manage these advances to balance the need for lower materials cost and sufficient cash flow.

Cash used in investing activities for the nine months ended September 30, 2012 was $1,347,934, as compared to cash provided by investing activities of $390,644 for the nine months ended September 30, 2011. The major investing activity that used cash for the nine months ended September 30, 2012 was the loans to third parties of $1,941,248. The major investing activity that provided cash for the nine months ended September 30, 2012 was the collection of loans to third parties of $802,270.

Cash provided by financing activities for the nine months ended September 30, 2012 was $3,057,702 as compared to cash provided by financing activities of $238,636 for the nine months ended September 30, 2011. The major financing activity that provided cash for the nine months ended September 30, 2012 was the proceeds from short-term and long-term loans that totaled $5,770,128. The major financing activity that used cash for the nine months ended September 30, 2012 was the repayment of short-term loans of $2,726,544.

As of September 30, 2012, we had cash of $2,668,532. Our total current assets were $73,479,745, and our total current liabilities were $19,852,833, which resulted in a net working capital of $53,626,912.

Capital Resources

We finance our ongoing operating activities by using funds from our operations and external credit or financing arrangements. We routinely monitor current and expected operational requirements and financial market conditions to evaluate the use of available financing sources. We secured $5,770,128 in short-term and long term loans and repaid short-term loans $2,726,544 during the nine months ended September 30, 2012. Considering our existing working capital position and our ability to access debt funding sources, we believe that our operations and borrowing resources are sufficient to provide for our current and foreseeable capital requirements to support our ongoing operations for at least next twelve months.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
R&D Project Obligations	$823,160	$823,160	$-	$-	$-
Operating Lease Obligations	345,735	28,090	201,770	115,875	-
Government Grant Obligations	316,600	316,600		-	-
Total	$1,485,495	$1,167,850	$201,770	$115,875	$-

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

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the consolidated financial statements or otherwise stated in this MD&A were as follows:

	September 30, 2012	December 31, 2011
Assets and liabilities	1 RMB = 0.1583 USD	1 RMB = 0.1574 USD

For The Nine Months Ended September 30,
	2012	2011
Statements of operations and cash flows	1 RMB = 0.1585 USD	1 RMB = 0.1541 USD

Inflation

China's annual consumer inflation eased further in September and dropped to 1.9 percent from 2.2 percent in June, which gives the government more room to stimulate the country's slowing economy. The Chinese economy slowed for a seventh straight quarter and annual economic growth dropped to 7.4 percent in the third quarter, missing the government's target for the first time since the global financial crisis. The economy weakness is likely to extend to the rest of the year and into 2013. For the nine months ended September 30, 2012, we were able to secure favorable pricing by prepaying certain suppliers to lock in prices ahead of time. As a result, we did not experience as much cost pressure as evidenced in the spot market prices of raw materials. To take precautions to minimize the negative impact of cost increases that erode our profit margin, we will continue the practice of prepayments to suppliers through the rest of the year.

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

Based on the evaluation, the Certifying Officers concluded that, as of September 30, 2012, our disclosure controls and procedures were not effective due to an ongoing material weakness related to the lack of accounting personnel with an appropriate level of knowledge, experience, and training in the application of U.S. GAAP. We have initiated a plan and are taking steps to implement the following measures to remediate this material weakness:

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

During the nine months ended September 30, 2012, we hired additional accounting staff, realigned the responsibilities of key personnel involved in financial reporting, and continued the efforts that we carried out last year to streamline and standardize accounting processes. In addition, we initiated additional measures during the third quarter aimed to optimize the accuracy and controls of recording, documentation and reporting of our financial data and enhance the compliance of U.S. GAAP. We intend to complete the implementation of these steps by the end of 2012.

Changes in Internal Control over Financial Reporting

Except as set forth above, there was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is involved in legal matters arising in the ordinary course of business. Management currently is not aware of any legal matters or pending litigation that would have a significant effect on the Company’s consolidated financial statements as of September 30, 2012.

In May 2007, Andrew Chien filed suit against the Company, R. Scott Cramer, Steve Lowe, David Wassung and Weibing Lu in United States District Court for the District of Connecticut, alleging causes of action for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. On July 17, 2008, in a decision that is now published, the court granted defendants’ motion to dismiss and subsequently dismissed the lawsuit, entering judgment on behalf of the defendants. Chien appealed the dismissal. Defendants filed a post judgment motion for sanctions against Chien. On February 5, 2009, the court found the action filed by Chien to have been frivolous, and to have constituted a “substantial” violation of Rule 11, and imposed monetary sanctions on both Chien and his former attorney. Chien appealed the award of sanctions. All appeals, including the one referenced below concerning Chien’s second lawsuit, were subsequently consolidated. The Court of Appeals issued a Mandate upholding the decision granting defendant’s motion to dismiss and found that the District Court did not “abuse its discretion” in issuing sanctions against Chien in light of the circumstances and facts on record. This Mandate was entered on or about November 8, 2010.

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

Andrew Chien, again proceeding pro se, commenced his third lawsuit against the Company, Scott Cramer, Steve Lowe, David Wassung, Weibing Lu (and also Weinberg & Company, P.A., Moore Stephens Wirth Frazer & Torbet, LLP, Frazer Frost, LLP, Crowe Horwath LLP, Richardson & Patel LLP, Kevin K. Leung, Harvey Kesner, and Jody M. Borrelli) alleging the same facts and circumstances as set forth in the above two matters, although adding the aforementioned accountants and lawyers as defendants to the claims. The matter commenced on August 8, 2011, and shortly thereafter was removed to U.S. District Court. On October 5, 2011, the court dismissed the entire action as to all defendants. As in the two previosu lawsuits, sanctions were issued against Chien. Moreover, the District Court issued and order prohibiting Chien from filing any more lawsuits against the defedentants without prior approval from the court. Chien appealed the Court’s ruling to the United States Court of Appeals for the Second Circuit, where all defendants have filed motions to dismiss.

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

ITEM 6. EXHIBITS

Exh. No.	Description
3.1	Articles of Incorporation, as amended (2)

3.2	Bylaws, as amended (1)

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

(1)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on July 15, 2008.

(2)	Incorporated by reference from Registrant’s Quarter Report on Form 10-Q filed on November 15, 2010.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKYSTAR BIO-PHARMACEUTICAL COMPANY

November 14, 2012	By:	/s/ Weibing Lu
Weibing Lu
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Bing Mei
Bing Mei
Chief Financial Officer
(Principal Financial and Accounting Officer)

