Form 10-Q
period 2013-03-31
SKYSTAR BIO-PHARMACEUTICAL CO
filed 2013-05-15
CIK 1076939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐      No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes  ☐     No  ☒

As of May 8, 2013, the Registrant had 7,604,800 shares of common stock outstanding.

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

Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risks Relating to Our Business” contained in Form 10K for the year ended December 31, 2012, as well as those discussed elsewhere in this Quarterly Report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. We file reports with the SEC. You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room, 100 F. Street, NE, Washington, D.C. 20549 on official business days during the hours of 10 a.m. to 3 p.m. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including the Company.

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

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,
	2013 (Unaudited)	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash	$3,979,494	$11,321,848
Accounts receivable, net of allowance for doubtful accounts of $600,823 (Unaudited) and $247,269 as of March 31, 2013 and December 31, 2012, respectively	11,444,339	10,010,796
Inventories	23,650,679	22,962,209
Deposits, prepaid expenses and other receivables	2,546,256	2,839,850
Prepayments to suppliers	33,284,834	23,438,735
Loans receivable	1,084,945	1,078,827
Total current assets	75,990,547	71,652,265

PROPERTY, PLANT AND EQUIPMENT, NET	28,733,056	28,867,816

CONSTRUCTION-IN-PROGRESS	8,740,649	8,691,360

OTHER ASSETS:
Long-term prepayments	1,056,283	1,050,327
Long-term prepayments for acquisitions	178,752	177,744
Intangible assets, net	5,289,021	5,319,831
Total other assets	6,524,056	6,547,902
Total assets	$119,988,308	$115,759,343

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,065,400	$4,017,530
Other payable and accrued expenses	3,901,488	4,374,047
Short-term loans	6,862,800	4,443,600
Deposits from customers	1,658,365	1,621,061
Taxes payable	1,672,657	1,950,757
Due to related parties	1,001,795	798,925
Total current liabilities	20,162,505	17,205,920

OTHER LIABILITIES:
Long-term loan	1,276,800	1,269,600
Deferred government grant	1,069,320	1,063,290
Purchase option liability	1,134	5,600
Total other liabilities	2,347,254	2,338,490
Total liabilities	22,509,759	19,544,410

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 50,000,000 shares authorized, No Series “A” shares authorized. 48,000,000 Series “B” shares authorized. No Series “B” shares issued and outstanding	-	-
Common stock, $0.001 par value, 40,000,000 shares authorized, 7,604,800 shares issued and outstanding as of March 31, 2013 (Unaudited) and December 31, 2012	7,605	7,605
Paid-in capital	37,021,085	37,021,085
Statutory reserves	5,897,298	5,897,298
Retained earnings	45,228,029	44,515,296
Accumulated other comprehensive income	9,324,532	8,773,649
Total shareholders’ equity	97,478,549	96,214,933
Total liabilities and shareholders’ equity	$119,988,308	$115,759,343

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(Unaudited)

	Three Months Ended March 31,
	2013	2012

REVENUE, net	$5,530,741	$7,926,337

COST OF REVENUE	2,930,886	3,643,658

GROSS PROFIT	2,599,855	4,282,679

OPERATING EXPENSES:
Research and development costs	461	3,654
Selling expenses	317,836	705,616
General and administrative expenses	1,211,273	1,105,435
Total operating expenses	1,529,570	1,814,705

INCOME FROM OPERATIONS	1,070,285	2,467,974

OTHER INCOME (EXPENSE):
Other income (expense), net	(187)	53,760
Interest (expense), net	(40,547)	(153,612)
Change in fair value of warrant/purchase option liability	4,466	5,600
Total other (expense), net	(36,268)	(94,252)

INCOME BEFORE PROVISION FOR INCOME TAXES	1,034,017	2,373,722

PROVISION FOR INCOME TAXES	321,284	468,968

NET INCOME	712,733	1,904,754

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	550,883	558,757

COMPREHENSIVE INCOME	$1,263,616	$2,463,511

EARNINGS PER SHARE:
Basic	$0.09	$0.26
Diluted	$0.09	$0.26

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic	7,613,712	7,210,256
Diluted	7,613,712	7,210,256

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (Unaudited)

	Three months ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$712,733	$1,904,754
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	313,561	343,129
Amortization	60,872	100,373
Provision for doubtful accounts	351,534	38,869
Common stock to be issued to related parties for compensation	4,340	40,020
Change in fair value of warrant/purchase option liability	(4,466)	(5,600)
Change in operating assets and liabilities
Accounts receivable	(1,725,889)	(2,415,647)
Inventories	(557,269)	985,908
Deposits, prepaid expenses and other receivables	292,476	335,498
Prepayments to suppliers	(9,696,136)	(2,479,854)
Accounts payable	1,023,288	980,926
Other payables and accrued expenses	(339,030)	566,311
Repayment of government grants	(159,320)	-
Deposits from customers	28,061	199,329
Taxes payable	(288,655)	1,427,655
Net cash (used in) provided by operating activities	(9,983,900)	2,021,671

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans receivables	-	(11,515)
Purchases of plant and equipment	-	(54,965)
Payments on construction-in-progress	-	(44,940)
Net cash used in investing activities	-	(111,420)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	4,779,600	63,520
Repayment of short-term loans	(2,389,800)	-
Due to related parties	201,325	326,061
Net cash provided by financing activities	2,591,125	389,581

EFFECT OF EXCHANGE RATE CHANGES ON CASH	50,421	37,784

(DECREASE) INCREASE IN CASH	(7,342,354)	2,337,616

CASH, beginning of period	11,321,848	7,048,968

CASH, end of period	$3,979,494	$9,386,584

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$181,426	$152,583
Cash paid for income taxes	$-	$-
Non-cash investing and financing activities
Construction-in-progress transferred to property, plant and equipment	$-	$3,633
Long-term prepayments transferred to construction-in-progress	$-	$333,480

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

						Accumulated
				Retained earnings		other
	Common stock		Paid-in	Statutory		comprehensive
	Shares	Amount	capital	reserves	Unrestricted	income	Total
BALANCE, January 1, 2013	7,604,800	$7,605	$37,021,085	$5,897,298	$44,515,296	$8,773,649	$96,214,933

Foreign currency translation	-	-	-	-	-	550,883	550,883
Net income	-	-	-	-	712,733	-	712,733

BALANCE, March 31, 2013	7,604,800	$7,605	$37,021,085	$5,897,298	$45,228,029	$9,324,532	$97,478,549

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

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

All of the Company’s operations are carried out by its subsidiaries in China and Xi’an Tianxing Bio-Pharmaceutical Co., Limited (“Xi’an Tianxing”), a PRC joint stock company that the Company controls through contractual arrangements originally between Skystar Cayman and Xi’an Tianxing. On March 10, 2008, the Company entered into a series of agreements transferring all of the rights and obligations of Skystar Cayman under the contractual arrangements to Sida Biotechnology (Xi’an) Co., Ltd. (“Sida”), a PRC company. Sida is the wholly owned subsidiary of Fortunate Time International Limited (“Fortunate Time”), a Hong Kong company and wholly owned subsidiary of Skystar Cayman. Xi’an Tianxing also has a wholly owned subsidiary, Shanghai Siqiang Biotechnological Co., Ltd. (“Shanghai Siqiang”), a PRC company.

On September 18, 2009, Skystar Bio-Pharmaceutical Inc. (“Skystar California”) was incorporated in California and became a wholly owned subsidiary of Skystar. On December 20, 2010, Skystar California was dissolved

On April 21, 2010, Kunshan Sikeda Biotechnology Co., Ltd. (“Kunshan Sikeda”) was incorporated in Kunshan, Jiangsu Province, China with a registered capital of $73,970 (RMB 500,000), of which Xi’an Tianxing and Sida each contributed $36,985 (RMB 250,000). Kunshan Sikeda is jointly owned by Xi’an Tianxing and Sida.

On May 7, 2010, Fortunate Time formed Skystar Biotechnology (Kunshan) Co., Limited (“Skystar Kunshan”) in Kunshan, Jiangsu Province, China with a registered capital of $15,000,000, of which $2,250,000 was paid by Fortunate Time in cash, and of which the remaining $12,750,000 is required to be invested in the future. Skystar Kunshan was formed in connection with an acquisition of assets to meet part of the registered capital requirements, and was intended to be a micro-organism manufacturing facility for the Company once the acquisition was complete. The asset acquisition was completed in September 2011.

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

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles (“U.S. GAAP”) applicable to interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The accompanying results of operations are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2013. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto of the Company, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission (“SEC”).

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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2013 and December 31, 2012:

	Carrying Value at March 31,	Fair Value Measurement at March 31, 2013
	2013	Level 1	Level 2	Level 3
Purchase option liability	$1,134	$—	$1,134	$—

	Carrying Value at December 31,	Fair Value Measurement at December 31, 2012
	2012	Level 1	Level 2	Level 3
Purchase option liability	$5,600	$—	$5,600	$—

Below is the reconciliation for the purchase option liability changes from December 31, 2012 to March 31, 2013:

Balance, December 31, 2012	$5,600
Change in fair value	(4,466)
Balance, March 31, 2013	$1,134

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

There are two types of sales upon which revenue is recognized:

a.	Credit sales: revenue is recognized when the products have been delivered to the customers.
b.	Full payment before delivery: Cash received is recorded as “deposits from customers” and revenue is recognized when the products have been delivered to the customers.

The Company’s revenues and cost of revenues by product line were as follows:

	Three Months Ended March 31,
	2013	2012
Revenues
Micro-organism	$1,667,182	$3,135,040
Veterinary Medications	3,446,717	3,008,587
Feed Additives	286,288	1,034,772
Vaccines	130,554	747,938
Total Revenues	$5,530,741	$7,926,337

Cost of Revenues
Micro-organism	$587,417	$906,841
Veterinary Medications	2,105,516	1,792,647
Feed Additives	214,637	849,884
Vaccines	23,316	94,286
Total Cost of Revenues	2,930,886	3,643,658
Gross Profit	$2,599,855	$4,282,679

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

Management assesses the carrying value of property, plant and equipment annually or more often when factors indicating impairment are present, and reduce the carrying value of such assets by the amount of the impairment. The Company determines the existence of such impairment by measuring the expected future cash flows (undiscounted) and comparing such amount to the net asset carrying value. An impairment loss, if it exists, is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Based on its review, management believes that, as of March 31, 2013 and December 31, 2012, there was no impairment of its property, plant and equipment.

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

Impairment of intangible assets — the Company evaluates the carrying value of intangible assets at least annually when factors indicating impairment are present. The Company determines the existence of such impairment by measuring the estimated future cash flows (undiscounted) and comparing such amount to the net asset carrying value. If the undiscounted cash flow estimated to be generated by any such intangible asset is less than its carrying amount, a loss is recognized based on the amount by which the carrying amount exceeds the intangible asset’s fair market value. Loss on intangible assets to be disposed of is determined in a similar manner, except that fair market values are reduced by the cost of disposal. Based on its review, the Company believes that, as of March 31, 2013 and December 31, 2012, there was no impairment of its intangible assets.

Comprehensive income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive income is comprised of the foreign currency translation adjustments.

Shipping and handling costs

Shipping and handling costs related to costs of goods sold are included in selling expenses, which totaled $203,849 and $383,703 for the three months ended March 31, 2013 and 2012, respectively.

Advertising costs

Advertising costs are charged to selling expenses as incurred. Advertising costs were insignificant for both the quarters ended March 31, 2013 and 2012, respectively.

Research and development costs

Research and development costs are charged to expenses as incurred and include salaries, professional fees, and technical support fees related to such efforts.

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. As of March 31, 2013 and December 31, 2012, there are no unrecognized tax benefits, and the Company does not expect a significant change in tax benefits in the next 12 months.  Penalties and interest levied by taxing authorities, if any, are classified as income tax expense in the year incurred.  No significant penalties or interest relating to income taxes have been incurred during the three months ended March 31, 2013 and 2012.

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

Recently issued accounting pronouncements

In February 2013, the FASB issued Accounting Standards Update No. 2013-02 Comprehensive Income (Topic 220): The objective of this update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account (for example, inventory) instead of directly to income or expense in the same reporting period. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The adoption of the provisions in this update did not have a significant impact on its consolidated financial statements.

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

For the three months ended March 31, 2013 and 2012, all of the Company’s sales occurred in the PRC. No major customers accounted for more than 10% of the Company’s total revenues. All accounts receivable at March 31, 2013 and December 31, 2012 are from customers located in the PRC.

The Company’s six largest vendors accounted for approximately 72% and 85% of the Company’s total purchases, respectively, for the three months ended March 31, 2013 and 2012.

The Company had one product that accounted for 16% and 23% of the Company’s total revenues for the three months ended March 31, 2013 and 2012, respectively.

Note 4 - ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	March 31, 2013	December 31, 2012
Accounts receivable	$12,045,162	$10,258,065
Allowance for doubtful accounts	(600,823)	(247,269)
Accounts receivable, net	$11,444,339	$10,010,796

The following table presents the movement of the allowance for doubtful accounts:

Balance, January 1, 2013	$247,269
Addition	351,534
Recovery	—
Translation adjustment	2,020
Balance, March 31, 2013	$600,823

Note 5 – INVENTORIES

Inventories consist of the following:

	March 31, 2013	December 31, 2012
Raw materials	$21,317,454	20,652,278
Packing materials	234,261	220,078
Work-in-process	4,378	219
Finished goods	2,249,025	2,243,226
Other	70,349	69,929
Total	23,875,467	23,185,730
Less: Allowance for obsolete inventories	(224,788)	(223,521)
Total	$23,650,679	22,962,209

The Company periodically reviews its reserves for slow-moving and obsolete inventories.

Note 6 - DEPOSITS, PREPAID EXPENSES AND OTHER RECEIVABLES

Deposits, prepaid expenses and other receivables are comprised of the following:

	March 31, 2013	December 31, 2012
Prepaid income taxes	$975,531	$1,263,845
Other prepayments	644,740	828,676
Other receivables	925,985	747,329
Total	$2,546,256	$2,839,850

Note 7 – PREPAYMENTS TO SUPPLIERS

Prepayments to suppliers are comprised of the following:

	March 31, 2013	December 31, 2012
Prepayments for raw materials	$32,943,904	$23,053,753
Prepayments for packaging materials	340,930	384,982
Total	$33,284,834	$23,438,735

As part of the Company’s strategy to reduce inventory costs, the Company maintains a balance for prepayments to suppliers in order to secure favorable pricing for raw materials.  As inventory is received throughout the period, this balance will fluctuate with the business operations.

Starting from January 1, 2013, the Company began to charge two major suppliers interest at an annual rate of 2.0% on these prepayments for raw materials. As of March 31. 2013, prepayments to these two suppliers were $23,677,894. For the three months ended March 31, 2013 and 2012, $118,182 and $Nil, respectively, of interest income were recognized on these prepayments. The unpaid interest balance of $118,182 was included in “Deposits, Prepaid Expenses and Other Receivables”.

Note 8 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	March 31, 2013	December 31, 2012
Buildings and improvements	$27,364,318	$27,210,008
Machinery and equipment	5,925,434	5,876,467
Office equipment and furniture	334,539	332,653
Vehicles	596,661	593,296
Total	34,220,952	34,012,424
Less: accumulated depreciation	(5,487,896)	(5,144,608)
Plant and equipment, net	$28,733,056	$28,867,816

Depreciation expense was $313,561 and $343,129 for the three months ended March 31, 2013 and 2012, respectively.

As of March 31, 2013 and December 31, 2012, property, plant and equipment with a carrying amount of $18,672,754 and $2,180,382, respectively, were pledged against the Company’s short-term and long-term loans.

Note 9 - CONSTRUCTION-IN-PROGRESS

Construction-in-progress (“CIP”) relates to facilities being built in Xi’an, Jingzhou and Kunshan.

Xi’an facility

Xi’an Tianxing has a vaccine facility and animal laboratory being built in Huxian, Xi’an.

In 2011, the Company started two projects at the vaccine facility to modify air filtration, water treatment, and other facility changes based on recommendations by outside experts hired by the Company to advise on the GMP qualification process for the vaccine facility. As of March 31, 2013, this vaccine facility had a total construction-in-progress of $2,246,528 (RMB 14,075,992). On September 20 and 21, 2012, China’s Ministry of Agriculture (“MOA”) physically inspected this new facility and deemed the facility GMP compliant. Following physical inspection, the MOA’s inspection team recommended that the Office of the Working Committee proceed with Stage 2 of its GMP certification process. The Company expects the GMP certification process to be completed by the third quarter of 2013.

In 2011, the Company started a facility improvement project in the amount of approximately $319,200 (RMB 2,000,000) for the Huxian Animal Laboratory. The facility is a supporting project to the Huxian vaccine facility and is currently in Stage 2 of its GMP certification process. The Company expects the GMP certification process to be completed by the third quarter of 2013.

Jingzhou facility

In 2011, the Company started a facility improvement project to expand veterinary medicine production capacity at the Jingzhou facility. The project includes plant construction and water supply and drainage and has an estimated total cost of $1,675,800 (RMB 10,500,000). The Company expects the project will be completed by the end of the fourth quarter of 2013.

Kunshan facility

In 2011, the Company started a supporting project at the Kunshan micro-organism facility that includes the construction and installation of plumbing, sewer, electrical, HVAC, fire protection and alarm system, drainage, office, lab, road construction, parking, and landscaping. As of March 31, 2012, the construction and installation were completed, inspected and accepted.

No depreciation is provided for construction-in-progress until such time as the assets are completed and placed into service.

The construction projects the Company was in the progress of completing are as follows:

	Total in CIP as of
Project	March 31, 2013	Estimated Cost to Complete	Estimated Total Cost	Estimated Completion Date
Xi'an vaccine facility	$2,246,528	$-	$2,246,528	Third quarter of 2013
Xi'an animal laboratory	319,200	-	319,200	Third quarter of 2013
Kunshan micro-organism facility	4,991,806	-	4,991,806	Completed (1)
Jingzhou veterinary medication facility	1,183,115	492,685	1,675,800	Fourth quarter of 2013
Total	$8,740,649	$492,685	$9,233,334

(1)	As of March 31, 2012, the supporting project at the Kunshan facility was completed, inspected and accepted. However, the construction-in-progress of $4,991,806 has not been transferred to property, plant and equipment as the Kunshan micro-organism facility was not operational at this point.

As of March 31, 2013 and December 31, 2012, the Company had construction in progress amounting to $8,740,649 and $8,691,360, respectively. No interest expense had been capitalized for construction in progress for the three months ended March 31, 2013 and December 31, 2012 as management determined the amount of capitalized interest would be insignificant.

Note 10 - LONG-TERM PREPAYMENTS

Long-term prepayments consist of the following:

	March 31, 2013	December 31, 2012
Prepayments for R&D project	$357,504	$355,488
Construction deposits	379,799	377,657
Deposits for equipment purchase and land use rights	312,992	311,227
Deposits for other	5,988	5,955
Long-term prepayments	$1,056,283	$1,050,327

Long-term prepayments for acquisitions	$178,752	$177,744

As of March 31, 2013 and December 31, 2012, deposits for potential acquisitions totaled $178,752 and $177,744, respectively, all of which was held by an unrelated third party engaged to facilitate potential acquisition projects.

Note 11 – INTANGIBLE ASSETS

Intangible assets consist of the following:

	March 31, 2013	December 31, 2012
Land use rights	$4,827,902	$4,800,677
Technological know-how	2,234,400	2,221,800
Patents	319,200	317,400
Total	7,381,502	7,339,877
Less: accumulated amortization	(2,092,481)	(2,020,046)
Intangible assets, net	$5,289,021	$5,319,831

For the three months ended March 31, 2013 and 2012, the amortization expense for intangibles amounted to $60,872 and $100,373, respectively.

Amortization expense expected for the next five years and thereafter is as follows:

Years ending December 31,	Amount
2013	$182,937
2014	243,916
2015	243,916
2016	243,916
2017	243,916
Thereafter	4,130,420
Total	$5,289,021

As of March 31, 2013 and December 31, 2012, land use rights with a carrying amount of $1,531,087 and $1,199,456, respectively, were pledged against the Company’s short-term loans.

Note 12 – LOANS RECEIVABLE

In November 2010, the Company provided an unsecured non-interest bearing loan to Xi’an Tiantai Investment, Ltd., the Company’s acquisition advisor, in the amount of $191,520 (RMB 1,200,000) for two years from November 26, 2010 through November 25, 2012. On January 1, 2012, the Company changed this loan to an unsecured interest bearing loan at an annual interest rate of 12.0% for eighteen months from January 1, 2012 to June 30, 2013.

On April 1, 2012, the Company provided a secured interest bearing loan to Shaanxi Jiali Pharmaceutical Co., Ltd., an unrelated third party, in the amount of $798,000 (RMB 5,000,000) at an annual interest rate of 12.0% for eight months from April 1, 2012 through November 30, 2012. This loan receivable was secured by an irrecoverable corporate guarantee from Xi’an Lantech Pharmaceutical Co. Ltd., an unrelated third party. On December 1, 2012, the Company extended this loan for another five months from December 1, 2012 to April 30, 2013. On May 8, 2013, the entire loan was repaid.

As of March 31, 2013 and December 31, 2012, the Company had other unsecured non-interest bearing loans in the amount of $95,425 and $94,887 respectively, due from the Company’s employees and unrelated third parties. These loans were fully repaid in May 2013.

Interest income earned on these loans amounted to $29,634 and $5,717 for the three months ended March 31, 2013 and 2012, respectively.

Note 13 – SHORT-TERM AND LONG-TERM LOANS

On June 27, 2012, the Company entered into a line of credit agreement with Industrial and Commercial Bank of China (ICBC) Songzi Branch that allows the Company to borrow up to RMB 3,000,000. This line of credit agreement expires on June 18, 2013. The Company withdrew $478,800 (RMB 3,000,000) on July 3, 2012 at an annual interest rate determined by using the People's Bank of China floating benchmark lending rate over the same period plus 30% of that rate, which was 7.8% at March 31, 2013. This loan is secured by the Company’s buildings and land use rights in Jingzhou, Hubei Province.

On August 13, 2012, the Company obtained fifteen six-month loans with Xi'an High-tech Zone Guoxin Microcredit Ltd. for a total amount of $2,380,500 (RMB 15,000,000) to meet short-term cash needs. Each loan is in the amount of $158,700 (RMB 1,000,000) at an annual interest rate of 22.4%. These loans are guaranteed by Sida. On February 5, 2013, the loans were fully repaid.

On August 27, 2012, the Company obtained a one year loan with Chang’an Bank for $1,596,000 (RMB 10,000,000) at an annual interest rate determined by using the People's Bank of China floating benchmark lending rate over the same period plus 30% of that rate, which was 7.8% at March 31, 2013. This loan is guaranteed by Xi’an Taixin Investment Guarantee Co., Ltd. For this guarantee, the Company is required to pay $31,920 (RMB 200,000) of fees to Xi’an Taixin Investment Guarantee Co., Ltd. and 12.5% of the loan or $199,500 (RMB 1,250,000) is required to be kept by Xi’an Taixin Investment Guarantee Co., Ltd. to serve as collateral until the loan is repaid. This loan is also personally guaranteed by the Company’s Chairman and CEO.

On January 16, 2013, the Company obtained a one year loan with Industrial Bank Co. Ltd. Xi’an branch for $4,788,000 (RMB 30,000,000) at an annual interest rate of 6.6%. This loan is secured by the Company’s land use rights and manufacturing plant located in Huxian County. This loan is also personally guaranteed by the Company’s Chairman and CEO and his wife.

Outstanding short-term loans consisted of the following:

	March 31, 2013		December 31, 2012			Interest
Bank	Amt RMB	Amt USD	Amt RMB	Amt USD	Due Date	Rate

ICBC Songzi Branch	3,000,000	478,800	3,000,000	476,100	06/18/13		(1)
Chang’an Bank	10,000,000	1,596,000	10,000,000	1,587,000	08/26/13		(1)
Xi'an High-tech Zone Guoxin Microcredit Ltd.	-	-	15,000,000	2,380,500	02/12/13	22.400%
Industrial Bank Co. Ltd. Xi’an branch	30,000,000	4,788,000	-	-	01/15/14	6.600%
Total	43,000,000	$6,862,800	28,000,000	$4,443,600

(1)	People's Bank of China floating benchmark lending rate over the same period plus 30%, which was 7.8% at March 31, 2013.

Long-term loan

On September 17, 2012, the Company entered into a two-year line of credit agreement with Shaanxi Agricultural Yanta Credit Union that allows the Company to borrow up to RMB 8,000,000. This line of credit agreement expires September 20, 2014. The Company withdrew $1,276,800 (RMB 8,000,000) on September 26, 2012 at an annual interest rate of 9.446% for the current year. The interest rate is determined annually by using the People's Bank of China floating benchmark lending rate over the same period plus the lender’s floating rate. The new interest rate becomes effective on December 21 of each year. This line of credit is secured by the Company’s office buildings located in Xi’an City. This line of credit is also personally guaranteed by the Company’s Chairman and CEO and his wife.

Outstanding long-term loan consisted of the following:

	March 31, 2013		December 31, 2012			Interest
Bank	Amt RMB	Amt USD	Amt RMB	Amt USD	Due Date	Rate

Shaanxi Agricultural Yanta Credit Union	8,000,000	$1,276,800	8,000,000	$1,269,600	09/20/14	9.446%

Interest expense incurred and associated with the short-term and long-term loans amounted to $181,426 and $152,583 for the three months ended March 31, 2013 and 2012, respectively, none of which has been capitalized as part of construction-in-progress in 2013 and 2012, respectively.

Note 14 - DEFERRED GOVERNMENT GRANT

The subsidies for Good Manufacturing Practice projects were granted by Shaanxi provincial government and Xi’an municipal government which may require the subsidies to be repaid. As of March 31, 2013 and December 31, 2012, the subsidies were RMB 2,500,000, equivalent to $399,000 and $396,750, respectively.

The subsidies granted by Xi’an City Science and Technology Bureau and Xi’an City High-Tech Industrial Development Zone are required to be used exclusively for the fish disease multi associated anti-idiotypic monoclonal antibody vaccine project during the development period from January 2012 through December 2014. As of March 31, 2013 and December 31, 2012, 70% of the subsidies or RMB 4,200,000, equivalent to $670,320 and $666,540 respectively had been received and $Nil has been expensed on this project.

On June 3, 2003 and January 16, 2006, the Company received demand payment from China Go Xin Investment Group Company of $638,400 (RMB 4,000,000) and $159,600 (RMB 1,000,000), respectively. The Company repaid $159,320 (RMB 1,000,000) on December 7, 2010, $477,960 (RMB 3,000,000) in 2012 and the remaining balance of $159,320 (RMB1,000,000) on January 30 and February 28, 2013.

Note 15 - CAPITAL TRANSACTIONS

On March 30, 2010, the Company agreed to issue 2,500 shares of common stock to a non-executive director in exchange for services unrelated to his services as a director at the fair market value of $11.74 per share based on the closing price on March 30, 2010. On April 16, 2010, the Company entered into another agreement to grant 10,000 shares of common stock to that director for his one year service from April 1, 2010. The closing price per share on the grant date was $10.61. The common stock compensation vests in four equal quarterly installments of 2,500 shares. Shares owed were accrued at the end of each quarter at the fair market value on the grant date of $10.61 per share. On August 31, 2011, the Company entered into another agreement to grant 36,000 shares of common stock to that director for his one year service from April 1, 2011. The closing price per share on the grant date was $2.58. The common stock compensation vests in four equal quarterly installments of 9,000 shares. Shares owed were accrued at the end of each quarter at the fair market value on the grant date of $2.58 per share. Currently, the Company is working on completing the contract with this director for his service beginning April 1, 2012. As of March 31, 2013 and December 31, 2012, nil shares were to be issued to this non-executive director.

On May 26, 2009, the Company agreed to issue 5,556 shares of common stock to a director at the beginning of each term of his directorship. The trading value of the common stock on May 26, 2009 was $4.50 per share. In accordance with the agreement between the Company and this director, this director must continue to serve as a member of the Board until his successor is duly elected and qualified in order to receive the shares. As of March 31, 2013 and December 31, 2012, 5,556 shares to be issued to this non-executive director were included in the accrued expenses and amounted to $25,002.

On July 29, 2011, the Company entered into a one-year employment agreement with its CFO. Under the agreement, he is entitled to receive an aggregate 8,000 shares of common stock, 4,000 shares of which shall be issuable on the 6 month anniversary and the remaining 4,000 shares of which shall be issuable on the 12 month anniversary. The closing price per share on the grant date was $4.20. On July 29, 2012, the Company entered into another one-year employment agreement with the CFO. Under the agreement, he is entitled to receive an aggregate 8,000 shares of common stock, vested in four equal quarterly installments of 2,000 shares. The closing price per share of the stock on the next business day of the grant date was $2.17. As of March 31, 2013 and December 31, 2012, 4,000 shares and 2,000 shares to be issued to this non-executive director were included in the accrued expenses and amounted to $8,680 and $$4,340, respectively.

Equity Compensation Plan

On December 8, 2009, the Company’s board of directors approved a stock incentive plan for officers, directors, employees and consultants entitled the “Skystar Bio-Pharmaceutical Company 2010 Stock Incentive Plan” (the “2010 Plan”). The maximum number of shares that may be issued under the 2010 Plan is 700,000 shares of common stock. The 2010 Plan was approved by the Company’s stockholders on December 31, 2009, and awards may be granted thereunder until December 7, 2019. On May 4, 2012, the Board approved common stock grants in the total amount of 442,881 shares to the Company’s employees and members of the Board of Directors, all of which grants were made pursuant to the terms and provisions of the Plan. As of March 31, 2013 and December 31, 2012, there are 247,119 shares of the Company’s common stock remaining available for future issuance under the Plan.

A summary of changes in the Company’s non-vested shares for the three months follows:

Non-vested Shares
Non-vested at January 1, 2013	6,000
Granted	-
Vested	(2,000)
Forfeited	-
Non-vested at March 31, 2013	4,000

As of March 31, 2013, there was $8,680 of total unrecognized compensation cost related to non-vested shares granted.  The total fair value of shares vested during the three months ended March 31, 2013 and 2012 was $4,340 and $40,020, respectively, based on the closing price of the Company’s common stock on the grant date.

Purchase Options

In connection with the 2009 equity offering, the Company granted 140,000 common stock purchase options to five designees of the Underwriters with a vesting date of June 30, 2010. The options are exercisable from June 30, 2010 to June 30, 2014, and each option is exercisable for one share of the Company’s common stock at an exercise price at $8.11 per share. All options were provided for services performed. As of March 31, 2013 and December 31, 2012, 140,000 common stock purchase options remained outstanding.

Outstanding purchase options do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants and purchase options using the Black-Scholes Option Pricing Model (“Black-Scholes Model”) using the following assumptions:

	Purchase Options – (1)
	March 31, 2013	December 31, 2012
Stock price	$1.75	$1.60
Exercise price	$8.11	$8.11
Annual dividend yield	-	-
Expected term (years)	1.25	1.50
Risk-free interest rate	0.14%	0.16%
Expected volatility	59%	73%

(1)	As of March 31, 2013 and December 31, 2012, 140,000 purchase options with an exercise price of $8.11 were outstanding.

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

The fair value of the 140,000 purchase options outstanding as of March 31, 2013 and December 31, 2012 was determined using the Black-Scholes Model, utilizing level 2 inputs, and the change was recorded in earnings. The Company recognized gains of $4,466 and $5,600 from the change in fair value of derivative liability for the three months ended March 31, 2013 and 2012, respectively.

Following is an activity summary of the Company’s outstanding purchase options:

	Number of purchase options	Weighted – average exercise price	Weighted- average remaining contractual term (Year)
Outstanding at January 1, 2013	140,000	$8.11	1.50
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding at March 31, 2013	140,000	$8.11	1.25
Exercisable at March 31, 2013	140,000	$8.11	1.25

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

Note 17 – TAXES

Skystar is subject to United States federal income tax. Skystar Cayman is a tax-exempt company incorporated in the Cayman Islands. Fortune Time did not have any assessable profits arising in or derived from Hong Kong for the three months ended March 31, 2013 and 2012, and accordingly no provision for Hong Kong profits tax was made in these periods.

The Company’s subsidiaries and VIEs are subject to the PRC’s Enterprise Income Tax. Pursuant to the PRC Income Tax Laws, Enterprise Income Tax is generally imposed at a statutory rate of 25%. Xi’an Tianxing has been approved as a new technology enterprise, and under PRC Income Tax Laws is entitled to a preferential tax rate of 15%.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended March 31, 2013 and 2012:

	Three Months ended March 31,
	2013	2012
U.S. Statutory rate	34.0%	34.0%
Foreign income not recognized in the U.S.	(34.0)	(34.0)
China income tax rate	25.0	25.0
China income tax exemption	(10.0)	(10.0)
Other item (1)	16.1	4.8
Total provision for income taxes	31.1%	19.8%

(1)

Other items are primarily for operating expenses (income) incurred by Skystar that are not deductible (taxable) in the PRC, expenses incurred by other subsidiaries that are not deductible on the consolidated level, the difference of taxable income under US GAAP rather than Chinese GAAP, and the difference of Enterprise Income Tax imposed at a statutory rate of 25% rather than preferential tax rate of 15% on the income from the subsidiaries other than Xi’an Tianxing, which resulted in an increase in the effective tax rate of 16.1% and 4.8% for the three months ended March 31, 2013 and 2012, respectively.

Other items consisted of the following:

	Three Months ended March 31,
	2013	2012
Income taxed at Chinese statutory rate of 25%	1.0%	0.0%
Valuation allowance on tax loss	10.0	5.2
Non-deductible operating expenses	5.1	(0.4)
Total other items	16.1%	4.8%

Taxes payable consisted of the following:

	March 31, 2013	December 31, 2012
Income taxes	$307,633	$279,680
Value added taxes	1,206,715	1,409,762
Other taxes	158,309	261,315
Total	$1,672,657	$1,950,757

As of March 31, 2013 and December 31, 2012, the estimated net operating loss carry forwards of Skystar for U.S. income tax purposes amounted to $6,010,471 and $5,896,749, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, beginning in 2027 and through 2031. As of March 31, 2013 and December 31, 2012, the estimated net operating loss carry forwards of Skystar for PRC income tax purposes amounted to $3,746,804 and $3,467,227, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, beginning in 2013 and through 2018. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s limited operating history and continuing losses for U.S. income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at March 31, 2013 and December 31, 2012. As of March 31, 2013 and December 31, 2012, the valuation allowance on tax loss of Skystar was $2,043,560 and $2,004,895, respectively, and that of PRC subsidiaries was $936,701 and $866,807. The Company’s management reviews this valuation allowance periodically and makes adjustments as necessary. As of March 31, 2013 and December 31, 2012, the Company has no other deferred tax amounts.

The Company did not provide for deferred income taxes and foreign withholding taxes on the cumulative undistributed earnings of foreign subsidiaries as of March 31, 2013 and December 31, 2012 of approximately $37.2 million and $35.6 million, respectively. The cumulative undistributed earnings of foreign subsidiaries were included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes or applicable withholding taxes, related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if management concluded that such earnings will be remitted in the future.

Note 18 - EARNINGS PER SHARE

The following is the calculation of earnings per share:

	For the three months ended March 31,
	2013	2012
Net income	$712,733	$1,904,754

Weighted average shares used in basic computation	7,613,712	7,210,256
Diluted effect of stock warrants and purchase options	-	-
Weighted average shares used in diluted computation	7,613,712	7,210,256

Earnings per share:

Basic	$0.09	$0.26
Diluted	$0.09	$0.26

For the three months ended March 31, 2013 and 2012, the outstanding 140,000 options were excluded from the diluted earnings per share calculation as they are anti-dilutive as the average stock price was less than the exercise prices of the options.

For the three months ended March 31, 2013 and 2012, the outstanding 4,000 and 2,623 non-vested shares were excluded from the diluted earnings per share calculation as they were anti-dilutive.

Note 19 - RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

Amounts receivable from and payable to related parties are summarized as follows:

	March 31, 2013	December 31, 2012

Shares to be issued to related parties (Note 15)
Mark D. Chen – non-executive director	$25,002	$25,002
Bing Mei – CFO	8,680	4,340
Total	$33,682	$29,342

Amounts due to (from) related parties
Weibing Lu – CEO (1)	$648,127	$608,282
Scott Cramer – non-executive director and shareholder (2)	234,624	138,169
Officers, shareholders and other related parties (3)	119,044	52,474
Total	$1,001,795	$798,925

(1)	As of March 31, 2013 and December 31, 2012, the Company had unpaid reimbursement, compensation, and advances for business expenses due to Weibing Lu valued at $648,127 and $608,282, respectively.

(2)	As of March 31, 2013 and December 31, 2012, the Company had unpaid reimbursement and compensation due to Scott Cramer valued at $234,624 and $138,169, respectively.

(3)	The amounts due to officers, shareholders and other related parties at March 31, 2013 and December 31, 2012 include unpaid reimbursement and compensation and, advances to other related parties for business expenses.

Also refer to Notes 13, 15 and 20 for other related party transactions and arrangements.

Note 20 - COMMITMENTS AND CONTINGENCIES

(a)  Lease commitments

The Company recognizes lease expense on the straight-line basis over the term of the lease.

The Company entered into a tenancy agreement for the lease of factory premises of Xi’an Tianxing in Sanqiao for a period of ten years from October 1, 2004 to December 31, 2014. The annual rent for the factory premises is subject to a 10% increase every two years starting October 1, 2009. As of March 31, 2013, the annual rent for the factory premises was approximately $20,365 (RMB 127,600).

The Company leased office space in Xi’an from Mr. Weibing Lu, the Company’s Chairman and CEO, for a period of five years from January 1, 2007 to December 31, 2011, with an annual rent of approximately $26,430 (RMB 165,600). In January 2012, the Company renewed the lease with Mr. Lu for another 5 years from January 1, 2012 to December 31, 2016 at a rent of approximately $28,728 (RMB 180,000) per year.

The Company also entered into a tenancy agreement with Mr. Weibing Lu for the lease of Shanghai Siqiang’s office in Shanghai for a period of ten years from August 1, 2007 to August 1, 2017 with an annual rent of approximately $22,982 (RMB 144,000).

The Company entered into a one year tenancy agreement for an office lease in Kunshan, Jiangsu Province from April 15, 2011 to April 14, 2012 with an annual rent of approximately $3,064 (RMB 19,200). On April 15, 2012, the Company entered into a six-month tenancy agreement for this office from April 15, 2012 to October 14, 2012 with six-month rent of approximately $1,661 (RMB 10,405). On October 15, 2012, the Company entered into a another six-month tenancy agreement for this office from October 15, 2012 to April 14, 2013 with a six-month rent of approximately $1,661 (RMB 10,405). On April 15, 2013, the Company entered into a another one-year tenancy agreement for this office from April 15, 2013 to April 14, 2014 with a one-year rent of approximately $3,756 (RMB 23,536).

The Company entered into a tenancy agreement for the lease of warehouse premises in Xi’an for a period of three years from July 20, 2011 to July 19, 2014 with an annual rent of approximately $37,506 (RMB 235,000) subject to a 10% increase every two years starting July 20, 2013.

The minimum future lease payments for the next five years and thereafter are as follows:

Period	Unrelated third parties	Related parties	Total
Year ending December 31, 2013	$48,519	$38,783	$87,302
Year ending December 31, 2014	39,945	51,710	91,655
Year ending December 31, 2015	-	51,710	51,710
Year ending December 31, 2016	-	51,710	51,710
Year ending December 31, 2017 and thereafter	-	13,406	13,406
Total	$88,464	$207,319	$295,783

Rental expense to unrelated third parties for the three months ended March 31, 2013 and 2012 amounted to $15,271 and $15,157, respectively. Rental expense to related parties for the three months ended March 31, 2013 and 2012 amounted to $12,905 and $12,863, respectively.

(b)  Legal proceedings

From time to time, the Company is involved in legal matters arising in the ordinary course of business. Management currently is not aware of any legal matters or pending litigation that would have a significant effect on the Company’s consolidated financial statements as of March 31, 2013.

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

(c)  Ownership of leasehold property

In 2005, a shareholder contributed a leasehold office building as additional capital of Xi’an Tianxing. However, as of March 31, 2013, title of this leasehold property, with a carrying amount of $354,312 (RMB 2,220,000), has not passed to the Company. The Company does not believe there are any legal barriers for the shareholder to transfer the ownership to the Company. However, in the event that the Company fails to obtain the ownership certificate for the leasehold property, there is a risk that we may be required to vacate the building. Management believes that this possibility is remote, and, as such, no provision has been made in the consolidated financial statements for this potential occurrence.

(d) R&D project

In 2008, Xi’an Tianxing contracted with Northwestern Agricultural Technology University to work jointly on an R&D project concerning the application of nano-technology in the prevention of major milk cow disease. The total projected budget for this project is approximately $638,400 (RMB 4,000,000), which is to be paid according to completed stages of the project. The project reached trial stage in September 2009. As of March 31, 2013, the Company incurred approximately $557,620 (RMB 3,500,000) of cumulative expenses relating to this project.

In 2009, Xi’an Tianxing contracted with the Fourth Military Medical University to jointly work on an R&D project on fish diseases linked immunosorbent detection kit and fish diseases multi-linked monoclonal antibody therapeutic agents. The contracted amount for this project is approximated $957,600 (RMB 6,000,000). As of March 31, 2013, the Company has incurred approximately $828,464 (RMB 5,200,000) of cumulative expenses relating to this project.

During the first quarter of 2011, Xi’an Tianxing contracted with the Fourth Military Medical University to jointly work on an R&D project to develop new treatment and diagnosis method for Mycoplasmal pneumonia of swine. The project term is from January 2011 through September 2013. The cost to the Company for the initial phase is approximately $319,200 (RMB 2,000,000). As of March 31, 2013, the Company has incurred approximately $238,980 (RMB 1,500,000).

During the second quarter of 2012, Xi’an Tianxing contracted with the Fourth Military Medical University to jointly work on an R&D project of ring disease and pseudo-rabies specific transfer factor and blue-ear disease and Mycoplasma pneumoniae disease specific transfer factor to enhance the livestock and poultry's own immuneforce and prevent the onset of conventional disease. The project term is from April 2012 through March 2013. The cost to the Company for the project is approximately $49,389 (RMB 310,000). As of March 31, 2013, the project was completed and the Company incurred the budgeted expenses of approximately $49,389 (RMB 310,000).

During the fourth quarter of 2012, Xi’an Tianxing launched eight in-house R&D projects as set forth in the following table. As of March 31, 2013, the Company incurred all the budget expenses and these projects were still under development.

In addition, the Company also launched various R&D projects on veterinary products formula adjustment, pet drug development and fermentation engineering design and development, and lab tests. As of March 31, 2013, approximately $1,007,524 (RMB 6,323,904) has been incurred related to these completed projects and lab tests.

R&D projects are summarized as follows:

Project	Amount incurred as of 03/31/2013	Amount expected to be incurred	Total amount of project
Project with Northwestern Agricultural Technology University

Application of nano-technology in the prevention of major milk cow disease	$557,620	$80,780	$638,400

Project with the Fourth Military Medical University
Fish diseases linked immunosorbent detection kit and fish diseases multi-linked monoclonal antibody therapeutic agents	828,464	129,136	957,600
New treatment and diagnosis method for Mycoplasmal pneumonia of swine	238,980	80,220	319,200
Transfer factor test	49,389	-	49,389

In-house R&D project during 2012
Oral liquid products R&D and field trials	159,320	-	159,320
Powder for injection products R&D and field trials	159,320	-	159,320
Vitamin E injection product development	79,660	-	79,660
Anthelmintic product development	79,660	-	79,660
Three disease grams product development	79,660	-	79,660
Premixes class product development	79,660	-	79,660
Bulk powder products development	79,660	-	79,660
Livestock and fish diseases immunoassay kit development	398,300	-	398,300

Other projects for veterinary products formula adjustment, pet drug development and fermentation engineering design and development and lab tests	1,007,524	17,731	1,025,255
Total	$3,797,217	$307,867	$4,105,084

All payments made for R&D projects have been expensed as incurred.

(e) Registered capital commitment

Skystar Kunshan’s remaining registered capital of $12,750,000 was originally required to be invested by May 7, 2012. On July 25, 2012, the Company received the approval of extension for payment of the remaining registered capital but a new due date has not been specified by the government.

(f) Construction-in-progress capital commitment

In 2011, Skystar Jingzhou started a facility improvement project to expand veterinary medicine production capacity at its facility. The project contract has an estimated total cost of $1,675,800 (RMB 10,500,000). As of March 31, 2013, the facility had incurred construction-in-progress of $1,183,115 (RMB 7,413,000) and the estimated cost to complete is $492,685 (RMB 3,087,000). The Company expects the project will be completed by the end of the fourth quarter of 2013.

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

On August 21, 2007, Xi’an Tianxing invested $79,800 (RMB 500,000) to establish Shanghai Siqiang Biotechnological Company Limited (‘Shanghai Siqiang’). Xi’an Tianxing is the 100% shareholder. Shanghai Siqiang serves as a research and development center for Xi’an Tianxing to engage in research, development, production and sales of feed additives and veterinary disease diagnosis equipments.

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

Results of Operations – Three Months ended March 31, 2013 and 2012

The following table summarizes our results of operations for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013		2012
	Amount	% of total revenue	Amount	% of total revenue
Revenue	$5,530,741	100.0%	$7,926,337	100.0%
Gross Profit	$2,599,855	47.0%	$4,282,679	54.0%
Operating Expenses	$1,529,570	27.6%	$1,814,705	22.9%
Income from Operations	$1,070,285	19.4%	$2,467,974	31.1%
Other Income (Expense)	$(36,268)	(0.7)%	$(94,252)	(1.2)%
Income Tax Expenses	$321,284	5.8%	$468,968	5.9%
Net Income	$712,733	12.9%	$1,904,754	24.0%

Revenues.   All of our revenues are derived from the sale of veterinary healthcare and medical care products in the PRC.  For the three months ended March 31, 2013, we had revenues of $5,530,741 as compared to revenues of $7,926,337 for the three months ended March 31, 2012, a decrease of $2,395,596 or 30.2%.  We generate revenue from sales of four product lines: veterinary medications, micro-organism, feed additives, and vaccines.  The selling prices of our products increased less than 0.5% on average in the three months ended March 31, 2013 compared to the same period of 2012. The decrease in revenue was primarily due to the decrease of sales volume.

Revenue — Veterinary Medications. Revenue from sales of our veterinary medications increased by $438,130 or 14.6%, from $3,008,587 for the three months ended March 31, 2012 to $3,446,717 for the three months ended March 31, 2013. This increase was primarily as a result of resumed production at the Huxian facility. Following the September 26, 2012 renewal of our GMP certificate by China's Ministry of Agriculture (“MOA”) through September 2017, we resumed the production at the Huxian veterinary medication facility in October 2012. After passing the GMP re-certification, we were eligible to renew our expired veterinary medication product permits and submit applications for new product permits. Currently, we are still waiting for some of these renewals to be issued by the PRC government and, as a result, currently, the Huxian facility is not being operated at full capacity. We have two veterinary medications plants located in Huxian and Jingzhou, with Huxian historically being our main facility. Of the total revenues from veterinary medications during the three months ended March 31, 2013, approximately 90.0% of total revenue resulted from the sale of products from the Huxian facility. The selling prices of our veterinary medication products for the three months ended March 31, 2013 increased approximately 0.75% on average from last year. The increase in revenue was primarily due to the increase of sales volume.

Revenue — Micro-Organism. Revenue from sales of our micro-organism products decreased by $1,467,858 or 46.8% from $3,135,040 for the three months ended March 31, 2012 to $1,667,182 for the three months ended March 31, 2013. The decrease was primarily due to the declining market demand for poultry products in China because of the outbreak of avian influenza virus in Southern China and a growing concern for food safety among consumers. As the result, many farmers had to reduce their scale of farming to control the losses and the market demand for non-drug feed additives decreased accordingly. Currently, we have a micro-organism plant located in Sanqiao. The selling prices of our micro-organism products for the three months ended March 31, 2013 have not materially changed on average from last year. The decrease in revenue was mainly due to the decrease of sales volume.

Revenue — Feed Additives. Revenue from sales of our feed additives product line decreased by $748,484 or 72.3% from $1,034,772 for the three months ended March 31, 2012 to $286,288 for the three months ended March 31, 2013. The decrease was primarily the result of lack of motivation and enthusiasm among farmers to increase farming due to the concerns of avian influenza virus. Currently, we have a feed additive plant located in Sanqiao. The selling prices of our feed additives products for the three months ended March 31, 2013 have not materially changed on average from last year. The decrease in revenue was primarily due to the decrease of sales volume.

Revenue — Vaccines. Revenue from sales of our vaccines decreased by $617,384 or 82.5% from $747,938 for the three months ended March 31, 2012 to $130,554 for the three months ended March 31, 2013. The decrease was primarily the result of decreased market demand. We completed the construction of a new vaccine facility at our Huxian plant in 2010. On September 20 and 21, 2012, MOA physically inspected this new facility and deemed the facility GMP compliant. Following physical inspection, the MOA’s inspection team recommended that the Office of the Working Committee proceed with Stage 2 of its GMP certification process. The Company expects the GMP certification process to be completed by the third quarter of 2013, and to commence production shortly thereafter. The selling prices of our vaccine products increased approximately 0.2% on average for the three months ended March 31, 2013 compared to those in 2012. The decrease in revenue was primarily due to the decrease of sales volume.

Cost of Sales.   Cost of sales was $2,930,886 for the three months ended March 31, 2013, as compared to $3,643,658 for the three months ended March 31, 2012, a decrease of $712,772 or 19.6%, as a result of decreased sales of our product lines except veterinary medications. For the three months ended March 31, 2013, raw material costs comprised the majority or approximately 76.1% of total cost of sales, packing material costs comprised approximately 14.6% of total cost of sales, and labor costs and manufacturing overhead comprised approximately 9.3% of total cost of sales. The decreased gross margins for the three months ended March 31, 2013 was mainly because the majority of our revenue during the three months came from less profitable veterinary medications product line, while the relatively high profitable micro-organism and vaccine product lines significantly reduced their production, and therefore sales as the result of negative impact of avian influenza virus, during the quarter, as described above.

Cost of Sales — Veterinary Medications.   Cost of sales of our veterinary medications product line increased from $1,792,647 for the three months ended March 31, 2012 to $2,105,516 for the three months ended March 31, 2013, an increase of $312,869 or 17.5%.  This increase was mainly due to the increase in corresponding sales as a result of resumed production at the Huxian veterinary medications facility for the first three months of 2013.

Cost of Sales — Micro-Organism.   Cost of sales of our micro-organism product line decreased from $906,841 for the three months ended March 31, 2012 to $587,417 for the three months ended March 31, 2013, a decrease of $319,424 or 35.2%.  This decrease was mainly due to the corresponding decreased sales. However, the changes of production formula aimed to improve product’s efficacy for some of our micro-organism products increased our unit raw material cost to produce these micro-organism products and partially offset the overall decrease in cost of sales of our micro-organism product line.

Cost of Sales — Feed Additives.   Cost of sales of our feed additives product line decreased from $849,884 for the three months ended March 31, 2012 to $214,637 for the three months ended March 31, 2013, a decrease of $635,247 or 74.7%.  This decrease in cost of sales was mainly due to the corresponding decrease in feed additive sales.

Cost of Sales — Vaccines.   Cost of sales of our vaccines product line decreased from $94,286 for the three months ended March 31, 2012 to $23,316 for the three months ended March 31, 2013, a decrease of $70,970 or 75.3%.  This decrease was the result of the corresponding decrease of vaccine product sales.

Operating Expenses

	Three Months Ended March 31,
	2013		2012
	Amount	% of total revenue	Amount	% of total revenue
Operating Expenses
Research and Development Costs	$461	0.0%	$3,654	0.1%
Selling Expenses	$317,836	5.7%	$705,616	8.9%
General and Administrative Expenses	$1,211,273	21.9%	$1,105,435	13.9%
Total Operating Expenses	$1,529,570	27.6%	$1,814,705	22.9%

Research and Development Costs.  Research and development costs totaled $461 for the three months ended March 31, 2013 as compared to $3,654 for the three months ended March 31, 2012, a decrease of $3,193 or 87.4%. The decrease was primarily due to no significant new R&D efforts undertaken during the first quarter of 2013.

Selling Expenses.  Selling expenses totaled $317,836 for the three months ended March 31, 2013 as compared to $705,616 for the three months ended March 31, 2012, a decrease of $387,780 or 55.0%.  This decrease is mainly due to the drop of shipping and handling costs as the result of reduced sales in the first quarter. Shipping and handling costs totaled $203,849 and $383,703 for the three months ended March 31, 2013 and 2012, respectively, a decrease of $179,854 or 46.9%. Sales salary expenses and commission expenses also decreased $85,778 or 81.1% and $71,748 or 52.9%, respectively, as we introduced new compensation package to our sales personnel that was based more on sales commission but less fixed salaries to provide more incentives for generating sales.

General and Administrative Expenses.  General and administrative expenses totaled $1,211,273 for the three months ended March 31, 2013 as compared to $1,105,435 for the three months ended March 31, 2012, an increase of $105,838 or 9.6%. The increase was primarily due to an increase in allowance for doubtful accounts for the three months ended March 31, 2013 as a result of tepid pace of collection in accounts receivable during the first quarter because of the traditional Chinese holiday season of Lunar New Year.

Other Expenses. Other net expenses were $36,268 for the three months ended March 31, 2013 as compared to $94,252 for the three months ended March 31, 2012, a decrease of $57,984 or 61.5% as increased interest income as compared to the same period of last year.

Provision for Income Taxes. Income tax expenses were $321,284 for the three months ended March 31, 2013 as compared to $468,968 for the three months ended March 31, 2012, a decrease of $147,684 or 31.5%, representing an effective tax rate of 31.1% and 19.8% for the three months ended March 31, 2013 and 2012, respectively. For the three months ended March 31, 2013 and 2012, Xi’an Tianxing was subject to a preferential income tax rate of 15% while other PRC subsidiaries were subject to statutory tax rate of 25%. For the three months ended March 31, 2013 and 2012, Xi’an Tianxing contributed the majority of consolidated profits in China.

Liquidity

For the three months ended March 31, 2013, we used $9,983,900 of cash in operating activities, as compared to cash provided by operating activities of $2,021,671 for the three months ended March 31, 2012. The major operating activities that provided cash for the three months ended March 31, 2013 were net income of $712,733 and an increase in accounts payable of $1,023,288. The major operating activities that used cash for the three months ended March 31, 2013 were an increase in accounts receivable of $1,725,889 and an increase in prepayment to suppliers of $9,696,136. The inflation rate in China cooled to 2.1% in March 2013. Although the raw material prices in our sector are becoming more stable as compared to the same period of last year, we will monitor the market situation closely and continue the strategy of prepaying our suppliers to ensure the supply of raw materials at relatively lower cost levels. As of March 31, 2013, we had 48 suppliers as compared to 60 suppliers as of March 31, 2012 to which we made advances to secure our raw material needs and to obtain favorable pricing. We will continue to closely manage these advances to balance the need for lower materials cost and sufficient cash flow.

Cash used in investing activities for the three months ended March 31, 2013 was $Nil, as compared $111,420 for the three months ended March 31, 2012.

Cash provided by financing activities for the three months ended March 31, 2013 was $2,591,125, as compared to $389,581 for the three months ended March 31, 2012. Cash provided by financing activities for the three months ended March 31, 2013 was primarily the result of proceeds from short-term loan of $4,779,600. Cash used in financing activities for the three months ended March 31, 2013 was primarily the result of repayment of short-term loan of $2,389,800.

As of March 31, 2013, we had cash of $3,979,494. Our total current assets were $75,990,547, and our total current liabilities were $20,162,505, which resulted in a net working capital of $55,828,042.

Capital Resources

We finance our ongoing operating activities by using funds from our operations and external credit or financing arrangements. We routinely monitor current and expected operational requirements and financial market conditions to evaluate the use of available financing sources. We secured $4,779,600 in short-term loan and repaid $2,389,800 of short-term loan during the three months ended March 31, 2013. Considering our existing working capital position and our ability to access debt funding sources, we believe that our operations and borrowing resources are sufficient to provide for our current and foreseeable capital requirements to support our ongoing operations for at least next twelve months.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
R&D Project Obligation	$307,867	$307,867	$-	$-	$-
Construction-in-progress Obligation	492,685	492,685
Operating Lease Obligations	295,783	87,302	143,365	65,116	-
Total	$1,096,335	$887,854	$143,365	$65,116	$-

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

Short-term loans:

	March 31, 2013		December 31, 2012			Interest
Bank	Amt RMB	Amt USD	Amt RMB	Amt USD	Due Date	Rate

ICBC Songzi Branch	3,000,000	478,800	3,000,000	476,100	06/18/13	(1)
Chang’an Bank	10,000,000	1,596,000	10,000,000	1,587,000	08/26/13	(1)
Xi'an High-tech Zone Guoxin Microcredit Ltd.	-	-	15,000,000	2,380,500	02/12/13	22.400%
Industrial Bank Co. Ltd. Xi’an branch	30,000,000	4,788,000	-	-	01/15/14	6.600%
Total	43,000,000	$6,862,800	28,000,000	$4,443,600

(1)	People's Bank of China floating benchmark lending rate over the same period plus 30%, which was 7.8% at March 31, 2013.

Long-term loan:

	March 31, 2013		December 31, 2012			Interest
Bank	Amt RMB	Amt USD	Amt RMB	Amt USD	Due Date	Rate

Shaanxi Agricultural Yanta Credit Union	8,000,000	$1,276,800	8,000,000	$1,269,600	09/20/14	9.446%

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

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the consolidated financial statements or otherwise stated in this MD&A were as follows:

	March 31, 2013	December 31, 2012
Assets and liabilities	1 RMB = 0.1596 USD	1 RMB = 0.1587 USD

	Three Months Ended March 31,
	2013	2012
Statements of operations and cash flows	1 RMB = 0.15932 USD	1 RMB = 0.15880 USD

Inflation

China's inflation cooled to 2.1% in March as food prices eased from nine-month highs and producer price deflation deepened. China's economy has been picking up steam in late last year after a prolonged slowdown, but March inflation data reflected the tepid pace of the economic recovery. The weak economy is likely to continue for the rest of 2013. For the three months ended March 31, 2013, we were able to secure favorable pricing by prepaying certain suppliers to lock in prices ahead of time. As a result, we did not experience as much cost pressure as evidenced in the spot market prices of raw materials. To take precautions to minimize the negative impact of cost increases that erode our profit margin, we will continue the practice of prepayments to suppliers.

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

Based on the evaluation, the Certifying Officers concluded that, as of March 31, 2013, our disclosure controls and procedures were not effective due to an ongoing material weakness related to the lack of accounting personnel with an appropriate level of knowledge, experience, and training in the application of U.S. GAAP.

In the first quarter of 2013, aside from the remediation measures that we initiated in the previous year, we engaged a third party consulting firm to adequately address and to assist in remediation of the identified material weakness. This consulting firm is a global leading provider of consulting and internal audit services and the only consulting firm represented on the COSO advisory board guiding the development of a conceptual framework on Enterprise Risk Management. With such additional external assistance, we are in the process of improving our accounting policies and procedures manual in accordance to US GAAP, and are going to provide proper training on the manual for our accounting team and continue to standardize our accounting treatments in compliance with US GAAP, especially non-routine transactions, and improve our accounting team’s US GAAP competence.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is involved in legal matters arising in the ordinary course of business. Management currently is not aware of any legal matters or pending litigation that would have a significant effect on the Company’s consolidated financial statements as of March 31, 2013.

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

SKYSTAR BIO-PHARMACEUTICAL COMPANY

May 15, 2013	By:	/s/ Weibing Lu
Weibing Lu
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Bing Mei
Bing Mei
Chief Financial Officer
(Principal Financial and Accounting Officer)

