Form 10-Q
period 2013-06-30
SKYSTAR BIO-PHARMACEUTICAL CO
filed 2013-08-14
CIK 1076939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☐	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

or

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

As of August 12, 2013, the Registrant had 7,604,800 shares of common stock outstanding.

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

Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risks Relating to Our Business” contained in Form 10-K for the year ended December 31, 2012, as well as those discussed elsewhere in this Quarterly Report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. We file reports with the SEC. You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room, 100 F. Street, NE, Washington, D.C. 20549 on official business days during the hours of 10 a.m. to 3 p.m. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including the Company.

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

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013 (Unaudited)	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash	$6,312,367	$11,321,848
Restricted cash	81,000	-
Accounts receivable, net of allowance for doubtful accounts of $552,764 and $247,269 as of June 30, 2013 (Unaudited) and December 31, 2012, respectively	11,932,235	10,010,796
Inventories	26,500,125	22,962,209
Deposits, prepaid expenses and other receivables	2,543,351	2,839,850
Prepayments to suppliers	32,360,468	23,438,735
Loans receivable	194,400	1,078,827
Total current assets	79,923,946	71,652,265
PROPERTY, PLANT AND EQUIPMENT, NET	28,848,808	28,867,816
CONSTRUCTION-IN-PROGRESS	9,038,656	8,691,360
OTHER ASSETS:
Long-term prepayments	1,072,167	1,050,327
Long-term prepayments for acquisitions	181,440	177,744
Intangible assets, net	5,306,659	5,319,831
Total other assets	6,560,266	6,547,902
Total assets	$124,371,676	$115,759,343

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,551,941	$4,017,530
Other payables and accrued expenses	4,448,667	4,374,047
Short-term loans	10,530,000	4,443,600
Deposits from customers	2,012,453	1,621,061
Taxes payable	1,379,353	1,950,757
Due to related parties	1,108,188	798,925
Total current liabilities	21,030,602	17,205,920
OTHER LIABILITIES:
Long-term loan	-	1,269,600
Deferred government grant	599,400	1,063,290
Purchase option liability	-	5,600
Total other liabilities	599,400	2,338,490
Total liabilities	21,630,002	19,544,410
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 50,000,000 shares authorized, No Series “A” shares authorized. 48,000,000 Series “B” shares authorized. No Series “B” shares issued and outstanding	-	-
Common stock, $0.001 par value, 40,000,000 shares authorized, 7,604,800 shares issued and outstanding as of June 30, 2013 (Unaudited) and December 31, 2012	7,605	7,605
Paid-in capital	37,021,085	37,021,085
Statutory reserves	5,897,298	5,897,298
Retained earnings	48,978,910	44,515,296
Accumulated other comprehensive income	10,836,776	8,773,649
Total shareholders’ equity	102,741,674	96,214,933
Total liabilities and shareholders’ equity	$124,371,676	$115,759,343

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(Unaudited)

	For Three Months Ended June30,		For Six Months Ended June30,
	2013	2012	2013	2012
REVENUE, NET	$11,335,145	$8,870,848	$16,865,886	$16,797,185

COST OF REVENUE	5,377,824	3,746,938	8,308,710	7,390,596

GROSS PROFIT	5,957,321	5,123,910	8,557,176	9,406,589

OPERATING EXPENSES:
Research and development	92,926	330,532	93,387	334,186
Selling expenses	629,337	670,567	947,173	1,376,183
General and administrative	688,810	1,834,280	1,900,083	2,939,715
Total operating expenses	1,411,073	2,835,379	2,940,643	4,650,084

INCOME FROM OPERATIONS	4,546,248	2,288,531	5,616,533	4,756,505

OTHER INCOME (EXPENSE):
Other income (expense), net	(3,662)	2,238	(3,849)	55,998
Interest (expense), net	(96,082)	(25,929)	(136,629)	(179,541)
Change in fair value of warrant/purchase option liability	1,134	16,800	5,600	22,400
Total other (expense), net	(98,610)	(6,891)	(134,878)	(101,143)

INCOME BEFORE PROVISION FOR INCOME TAXES	4,447,638	2,281,640	5,481,655	4,655,362

PROVISION FOR INCOME TAXES	696,757	582,774	1,018,041	1,051,742

NET INCOME	3,750,881	1,698,866	4,463,614	3,603,620

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	1,512,244	123,715	2,063,127	682,472

COMPREHENSIVE INCOME	$5,263,125	$1,822,581	$6,526,741	$4,286,092

EARNINGS PER SHARE:
Basic	$0.49	$0.23	$0.59	$0.48
Diluted	$0.49	$0.23	$0.59	$0.48

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic	7,615,719	7,461,227	7,614,721	7,454,837
Diluted	7,615,719	7,461,227	7,614,721	7,454,837

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(Unaudited)

	Six months ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,463,614	$3,603,620
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	630,522	635,856
Amortization	122,478	200,570
Provision for doubtful accounts	297,164	101,246
Change in fair value of warrant/purchase option liability	(5,600)	(22,400)
Loss on sale of office equipment	1,740	-
Common stock to be issued to related parties for compensation	8,680	56,817
Common stock issued under 2010 stock incentive plan	-	981,094
Change in operating assets and liabilities
Accounts receivable	(1,992,249)	(7,381,238)
Inventories	(3,027,946)	1,678,678
Deposits, prepaid expenses and other receivables	332,707	649,485
Prepayments to supppliers	(8,344,799)	(7,121,001)
Accounts payable	(2,675,933)	1,614,377
Other payables and accrued expenses	144,475	99,033
Deposits from customers	353,886	(38,170)
Taxes payable	(605,471)	2,778,594
Deferred government grants	(641,120)	(317,320)
Net cash used in operating activities	(10,937,852)	(2,480,759)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments of long-term prepayments	-	(349,464)
Refund of long-term prepayments	-	475,980
Loan to third parties	-	(1,942,963)
Repayment of loans from third parties	897,232	-
Placement of restricted cash	(80,140)	-
Purchases of property, plant and equipment	(4,008)	(127,531)
Proceeds from sale of plant and equipment	160	-
Payments on construction-in-progress	(10,931)	(79,806)
Net cash (used in) provided by investing activities	802,313	(2,023,784)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	8,815,400	63,464
Repayment of short-term loans	(2,885,040)	(666,372)
Repayment of long-term loan	(1,282,240)	-
Due to related parties	303,328	280,901
Net cash (used in) provided by financing activities	4,951,448	(322,007)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	174,610	119,563

DECREASE IN CASH	(5,009,481)	(4,706,987)

CASH, beginning of period	11,321,848	7,048,968

CASH, end of period	$6,312,367	$2,341,981

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$304,766	$309,010
Cash paid for income taxes	$328,574	$88,054
Non-cash investing and financing activities
Long-term prepayment transferred to construction-in-progress	$-	$666,372
Construction-in-progress transferred to property, plant and equipment	$-	$3,630
Shares issued to settle payables to related parties	$-	$199,239

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2013
(UNAUDITED)

						Accumulated
				Retained earnings		other
	Common stock		Paid-in	Statutory		comprehensive
	Shares	Amount	capital	reserves	Unrestricted	income	Total
BALANCE, January 1, 2013	7,604,800	$7,605	$37,021,085	$5,897,298	$44,515,296	$8,773,649	$96,214,933
Foreign currency translation	-	-	-	-	-	2,063,127	2,063,127
Net income	-	-	-	-	4,463,614	-	4,463,614

BALANCE, June 30, 2013	7,604,800	$7,605	$37,021,085	$5,897,298	$48,978,910	$10,836,776	$102,741,674

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
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

On September 18, 2009, Skystar Bio-Pharmaceutical Inc. (“Skystar California”) was incorporated in California and became a wholly owned subsidiary of Skystar. On December 20, 2010, Skystar California was dissolved.

On April 21, 2010, Kunshan Sikeda Biotechnology Co., Ltd. (“Kunshan Sikeda”) was incorporated in Kunshan, Jiangsu Province, China with a registered capital of $81,000 (RMB 500,000), of which Xi’an Tianxing and Sida each contributed $40,500 (RMB 250,000). Kunshan Sikeda is jointly owned by Xi’an Tianxing and Sida. On July 31, 2013, Kunshan Sikeda was dissolved.

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

On August 11, 2010, Sida became the parent company of Skystar Biotechnology (Jingzhou) Co., Limited (“Skystar Jingzhou”), a company established in Jingzhou, Hubei Province, China on February 5, 2010, with registered capital of approximately $4.2 million (RMB 26,000,000), of which approximately $3.8 million (RMB 23,480,000) was paid. On July 5, 2012, Sida paid up the remaining capital of $0.4 million (RMB 2,520,000).

On March 15, 2011, Xi’an Tianxing formed Xi’an Sikaida Bio-products Co., Ltd. (“Xi’an Sikaida”) with a registered capital of approximately $1,620,000 (RMB 10,000,000) paid by Xi’an Tianxing.

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
June 30, 2013
(Unaudited)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Fair values of financial instruments

ASC Topic 820, Fair Value Measurement and Disclosures , defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy, which requires classification based on observable and unobservable inputs when measuring fair value. Certain current assets and current liabilities are financial instruments.  Management believes their carrying amounts are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and, if applicable, their current interest rates are equivalent to interest rates currently available. The three levels of valuation hierarchy are defined as follows:

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2013 and December 31, 2012:

	Carrying Value at June 30, 2013	Fair Value Measurement at June 30, 2013
		Level 1	Level 2	Level 3
Purchase option liability	$—	$—	$—	$—

	Carrying Value at December 31,	Fair Value Measurement at December 31, 2012
	2012	Level 1	Level 2	Level 3
Purchase option liability	$5,600	$—	$5,600	$—

Below is the reconciliation for the purchase option liability changes from December 31, 2012 to June 30, 2013:

Balance, December 31, 2012	$5,600
Change in fair value	(5,600)
Balance, June 30, 2013	$—

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

There are two types of sales upon which revenue is recognized:

a.	Credit sales: revenue is recognized when the products have been delivered to the customers.
b.	Full payment before delivery: Cash received is recorded as “deposits from customers” and revenue is recognized when the products have been delivered to the customers.

The Company’s revenue and cost of revenue by product line were as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Revenue
Micro-organism	$4,031,113	$4,002,206	$5,698,295	$7,137,246
Veterinary Medications	6,292,573	2,458,714	9,739,290	5,467,301
Feed Additives	514,161	1,267,061	800,449	2,301,833
Vaccines	497,298	1,142,867	627,852	1,890,805
Total Revenue	11,335,145	8,870,848	16,865,886	16,797,185

Cost of Revenue
Micro-organism	1,179,499	1,169,412	1,766,916	2,076,252
Veterinary Medications	3,740,498	1,399,006	5,846,014	3,191,654
Feed Additives	399,883	1,032,139	614,520	1,882,023
Vaccines	57,944	146,381	81,260	240,667
Total Cost of Revenue	5,377,824	3,746,938	8,308,710	7,390,596
Gross Profit	$5,957,321	$5,123,910	$8,557,176	$9,406,589

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
June 30, 2013
(Unaudited)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Management assesses the carrying value of property, plant and equipment annually or more often when factors indicating impairment are present, and reduce the carrying value of such assets by the amount of the impairment. The Company determines the existence of such impairment by measuring the expected future cash flows (undiscounted) and comparing such amount to the net asset carrying value. An impairment loss, if it exists, is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Based on its review, management believes that, as of June 30, 2013 and December 31, 2012, there was no impairment of its property, plant and equipment.

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

Impairment of intangible assets — the Company evaluates the carrying value of intangible assets at least annually when factors indicating impairment are present. The Company determines the existence of such impairment by measuring the estimated future cash flows (undiscounted) and comparing such amount to the net asset carrying value. If the undiscounted cash flow estimated to be generated by any such intangible asset is less than its carrying amount, a loss is recognized based on the amount by which the carrying amount exceeds the intangible asset’s fair market value. Loss on intangible assets to be disposed of is determined in a similar manner, except that fair market values are reduced by the cost of disposal. Based on its review, the Company believes that, as of June 30, 2013 and December 31, 2012, there was no impairment of its intangible assets.

Comprehensive income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive income is comprised of the foreign currency translation adjustments.

Shipping and handling costs

Shipping and handling costs related to costs of goods sold are included in selling expenses, which totaled $443,640 and $463,630 for the three months ended June 30, 2013 and 2012, respectively, and $647,489 and $847,333 for the six months ended June 30, 2013 and 2012, respectively.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising costs

Advertising costs are charged to selling expenses as incurred. Advertising costs were insignificant for both the three months and six months ended June 30, 2013 and 2012, respectively.

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. As of June 30, 2013 and December 31, 2012, there are no unrecognized tax benefits, and the Company does not expect a significant change in tax benefits in the next 12 months.  Penalties and interest levied by taxing authorities, if any, are classified as income tax expense in the year incurred. No significant penalties or interest relating to income taxes have been incurred during the three months and six months ended June 30, 2013 and 2012.

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
June 30, 2013
(Unaudited)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-05, Foreign Currency Matters, (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (ASU 2013-05), to resolve a diversity in accounting for the cumulative translation adjustment of foreign currency upon derecognition of a foreign subsidiary or group of assets. ASU 2013-05 requires the parent to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. Further, ASU 2013-05 clarified that the parent should apply the guidance in subtopic 810-10 if there is a sale of an investment in a foreign entity, including both (1) events that result in the loss of a controlling financial interest in a foreign entity and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date. Accordingly, the cumulative translation adjustment should be released into net income upon the occurrence of those events. ASU 2013-05 is effective prospectively for the Company in our first quarter of fiscal 2014, with early adoption permitted. The Company does not expect ASU 2013-05 to have a significant impact on its consolidated results of operations and financial condition.

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740)(ASU 2013-11). The amendments in this update provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. These amendments provide that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The Company does not expect ASU 2013-11 to have a significant impact on its consolidated results of operations and financial condition.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

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

For the three months and six months ended June 30, 2013 and 2012, all of the Company’s sales occurred in the PRC. No major customers accounted for more than 10% of the Company’s total revenues. All accounts receivable at June 30, 2013 and December 31, 2012 are from customers located in the PRC.

The Company’s six largest vendors accounted for approximately 73% and 87% of the Company’s total purchases, respectively, for the three months ended June 30, 2013 and 2012. The Company’s six largest vendors accounted for approximately 73% and 86% of the Company’s total purchases, respectively, for the six months ended June 30, 2013 and 2012.

No product accounted for more than 10% of the Company’s total revenues for the three months and six months ended June 30, 2013. The Company had one product that accounted for 13% and 17% of the Company’s total revenues for the three months and six months ended June 30, 2012, respectively.

Note 4 - ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	June 30, 2013	December 31, 2012
Accounts receivable	$12,484,999	$10,258,065
Allowance for doubtful accounts	(552,764)	(247,269)
Accounts receivable, net	$11,932,235	$10,010,796

The following table presents the movement of the allowance for doubtful accounts:

Balance, January 1, 2013	$247,269
Addition	353,652
Recovery	(56,487)
Translation adjustment	8,330
Balance, June 30, 2013	$552,764

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Note 5 – INVENTORIES

Inventories consist of the following:

	June 30, 2013	December 31, 2012

Raw materials	$23,509,591	$20,428,757
Packing materials	266,940	220,078
Work-in-process	26,368	219
Finished goods	2,625,622	2,243,226
Other	71,604	69,929

Total	$26,500,125	$22,962,209

Note 6 - DEPOSITS, PREPAID EXPENSES AND OTHER RECEIVABLES

Deposits, prepaid expenses and other receivables are comprised of the following:

	June 30, 2013	December 31, 2012
Prepaid income taxes	$400,092	$1,263,845
Other prepayments	668,193	828,676
Deposits placed with guarantors (note 14)	526,500	198,375
Interest receivable (note 7)	231,316	-
Other receivables	717,250	548,954
Total	$2,543,351	$2,839,850

Note 7 – PREPAYMENTS TO SUPPLIERS

Prepayments to suppliers are comprised of the following:

	June 30, 2013	December 31, 2012
Prepayments for raw materials	$31,147,947	$23,053,753
Prepayments for packaging materials	1,212,521	384,982
Total	$32,360,468	$23,438,735

As part of the Company’s strategy to reduce inventory costs, the Company maintains a balance for prepayments to suppliers in order to secure favorable pricing for raw materials.  As inventory is received throughout the period, this balance will fluctuate with the business operations.

Starting from January 1, 2013, the Company began to charge two major suppliers interest at an annual rate of 2.0% on these prepayments for raw materials. As of June 30, 2013, prepayments to these two suppliers were $22,229,360. For the three months ended June 30, 2013 and 2012, $109,967 and $Nil, respectively, of interest income was recognized on these prepayments. For the six months ended June 30, 2013 and 2012, $228,860 and $Nil, respectively, of interest income was recognized on these prepayments. The unpaid interest balance of $228,860 was included in “Deposits, prepaid expenses and other receivables” (note 6).

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Note 8 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	June 30, 2013	December 31, 2012
Buildings and improvements	$27,775,811	$27,210,008
Machinery and equipment	6,015,476	5,876,467
Office equipment and furniture	333,128	332,653
Vehicles	605,633	593,296
Total	34,730,048	34,012,424
Less: accumulated depreciation	(5,881,240)	(5,144,608)
Plant and equipment, net	$28,848,808	$28,867,816

Depreciation expense was $316,961 and $292,727 for the three months ended June 30, 2013 and 2012, respectively. Depreciation expense was $630,522 and $635,856 for the six months ended June 30, 2013 and 2012, respectively.

As of June 30, 2013 and December 31, 2012, property, plant and equipment with a carrying amount of $20,271,490 and $2,180,382, respectively, were pledged against the Company’s short-term and long-term loans.

Note 9 - CONSTRUCTION-IN-PROGRESS

Construction-in-progress (“CIP”) relates to facilities being built in Xi’an, Jingzhou and Kunshan.

Xi’an facility

Xi’an Tianxing has a vaccine facility and animal laboratory being built in Huxian, Xi’an.

In 2011, the Company started two projects at the vaccine facility to modify air filtration, water treatment, and other facility changes based on recommendations by outside experts hired by the Company to advise on the GMP qualification process for the vaccine facility. As of June 30, 2013, this vaccine facility had a total construction-in-progress of $2,446,879 (RMB 15,104,191). On September 20 and 21, 2012, China’s Ministry of Agriculture (“MOA”) physically inspected this new facility and deemed the facility GMP compliant. Following physical inspection, the MOA’s inspection team recommended that the Office of the Working Committee proceed with Stage 2 of its GMP certification process. The Company expects the GMP certification process to be completed by the third quarter of 2013.

In 2011, the Company started a facility improvement project in the amount of approximately $324,000 (RMB 2,000,000) for the Huxian Animal Laboratory. The facility is a supporting project to the Huxian vaccine facility and is currently in Stage 2 of its GMP certification process. The Company expects the GMP certification process to be completed by the third quarter of 2013.

Jingzhou facility

In 2011, the Company started a facility improvement project to expand veterinary medicine production capacity at the Jingzhou facility. The project includes plant construction and water supply and drainage and has an estimated total cost of $1,701,000 (RMB 10,500,000). The Company expects the project will be completed by the end of the fourth quarter of 2013.

Kunshan facility

In 2011, the Company started a supporting project at the Kunshan micro-organism facility that includes the construction and installation of plumbing, sewer, electrical, HVAC, fire protection and alarm system, drainage, office, lab, road construction, parking, and landscaping. As of June 30, 2012, the construction and installation were completed, inspected and accepted.

No depreciation is provided for construction-in-progress until such time as the assets are completed and placed into service.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Note 9 - CONSTRUCTION-IN-PROGRESS (Continued)

The construction projects the Company was in the progress of completing are as follows:

	Total in CIP as of
Project	June 30, 2013	Estimated Cost to Complete	Estimated Total Cost	Estimated Completion Date
Xi'an vaccine facility	$2,446,879	$-	$2,446,879	Third quarter of 2013
Xi'an animal laboratory	324,000	-	324,000	Third quarter of 2013
Kunshan micro-organism facility	5,066,871	-	5,066,871	Completed (1)
Jingzhou veterinary medication facility	1,200,906	500,094	1,701,000	Fourth quarter of 2013
Total	$9,038,656	$500,094	$9,538,750

(1)
As of June 30, 2013, the supporting project at the Kunshan facility was completed, inspected and accepted. However, the construction-in-progress of $5,066,871 has not been transferred to property, plant and equipment as the Kunshan micro-organism facility was not operational at this point.

As of June 30, 2013 and December 31, 2012, the Company had construction in progress amounting to $9,038,656 and $8,691,360, respectively. No interest expense had been capitalized for construction in progress for the three months and six months ended June 30, 2013 and 2012 as management determined the amount of capitalized interest would be insignificant.

Note 10 – RESTRICTED CASH

On June 13, 2013, the Company obtained a one year loan of $810,000 (RMB 5,000,000) from Industrial and Commercial Bank of China (ICBC) Songzi Branch. The Company is required to keep 10% of the loan or $81,000 (RMB 500,000) with the bank as collateral (note 14).

Note 11 - LONG-TERM PREPAYMENTS

Long-term prepayments consist of the following:

	June 30, 2013	December 31, 2012
Prepayments for R&D project	$362,880	$355,488
Construction deposits	385,510	377,657
Deposits for equipment purchase and land use rights	317,699	311,227
Deposits for other	6,078	5,955
Long-term prepayments	$1,072,167	$1,050,327

Long-term prepayments for acquisitions	$181,440	$177,744

As of June 30, 2013 and December 31, 2012, deposits for potential acquisitions totaled $181,440 and $177,744, respectively, all of which was held by an unrelated third party engaged to facilitate potential acquisition projects.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Note 12 – INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 30, 2013	December 31, 2012
Land use rights	$4,900,502	$4,800,677
Technological know-how	2,268,000	2,221,800
Patents	324,000	317,400
Total	7,492,502	7,339,877
Less: accumulated amortization	(2,185,843)	(2,020,046)
Intangible assets, net	$5,306,659	$5,319,831

For the three months ended June 30, 2013 and 2012, amortization expense for intangibles assets amounted to $61,606 and $100,197, respectively. For the six months ended June 30, 2013 and 2012, amortization expense for intangibles assets amounted to $122,478 and $200,570, respectively.

Amortization expense expected for the next five years and thereafter is as follows:

Years ending December 31,	Amount
2013	$123,792
2014	247,584
2015	247,584
2016	247,584
2017	247,584
Thereafter	4,192,531
Total	$5,306,659

As of June 30, 2013 and December 31, 2012, land use rights with a carrying amount of $1,540,765 and $1,199,456, respectively, were pledged against the Company’s short-term loans.

Note 13 – LOANS RECEIVABLE

In November 2010, the Company provided an unsecured non-interest bearing loan to Xi’an Tiantai Investment, Ltd., the Company’s acquisition advisor, in the amount of $194,400 (RMB 1,200,000) for two years from November 26, 2010 through November 25, 2012. On January 1, 2012, the Company changed this loan to an unsecured interest bearing loan at an annual interest rate of 12.0% for eighteen months from January 1, 2012 to June 30, 2013. On June 28, 2013, the Company extended this loan for another six months from July 1, 2013 to December 31, 2013. On August 13, 2013, the entire loan was repaid.

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

As of June 30, 2013 and December 31, 2012, the Company had other unsecured non-interest bearing loans in the amount of $Nil and $94,887 respectively, due from the Company’s employees and unrelated third parties.

Interest income earned on these loans amounted to $13,392 and $5,823 for the three months ended June 30, 2013 and 2012, respectively. Interest income earned on these loans amounted to $43,596 and $11,540 for the six months ended June 30, 2013 and 2012, respectively.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Note 14 – SHORT-TERM AND LONG-TERM LOANS

On June 27, 2012, the Company entered into a line of credit agreement with Industrial and Commercial Bank of China (ICBC) Songzi Branch that allows the Company to borrow up to RMB 3,000,000. This line of credit agreement expires on June 18, 2013. The Company withdrew $478,800 (RMB 3,000,000) on July 3, 2012 at an annual interest rate determined by using the People's Bank of China floating benchmark lending rate over the same period plus 30% of that rate, which was 7.8% at June 30, 2013. This loan is secured by the Company’s buildings and land use rights in Jingzhou, Hubei Province. On June 18, 2013, the loans were fully repaid.

On August 13, 2012, the Company obtained fifteen six-month loans with Xi'an High-tech Zone Guoxin Microcredit Ltd. for a total amount of $2,380,500 (RMB 15,000,000) to meet short-term cash needs. Each loan is in the amount of $158,700 (RMB 1,000,000) at an annual interest rate of 22.4%. These loans are guaranteed by Sida. On February 5, 2013, the loans were fully repaid.

On August 27, 2012, the Company obtained a one year loan with Chang’an Bank for $1,620,000 (RMB 10,000,000) at an annual interest rate determined by using the People's Bank of China floating benchmark lending rate over the same period plus 30% of that rate, which was 7.8% at June 30, 2013. This loan is guaranteed by Xi’an Taixin Investment Guarantee Co., Ltd. For this guarantee, the Company is required to pay $32,400 (RMB 200,000) of fees to Xi’an Taixin Investment Guarantee Co., Ltd. and 12.5% of the loan or $202,500 (RMB 1,250,000) is required to be kept by Xi’an Taixin Investment Guarantee Co., Ltd. to serve as collateral until the loan is repaid. This loan is also personally guaranteed by the Company’s Chairman and CEO.

On January 16, 2013, the Company obtained a one year loan with Industrial Bank Co. Ltd. Xi’an branch for $4,860,000 (RMB 30,000,000) at an annual interest rate of 6.6%. This loan is secured by the Company’s land use rights and manufacturing plant located in Huxian County. This loan is also personally guaranteed by the Company’s Chairman and CEO and his wife.

On April 16, 2013, the Company obtained a one year loan from May 27, 2013 to May 26, 2014 with Postal Savings Bank of China Xi’an Branch for $3,240,000 (RMB 20,000,000) at an annual interest rate determined by using the People's Bank of China floating benchmark lending rate over the same period plus 20% of that rate, which was 7.2% at June 30, 2013. This loan is guaranteed by Xi’an Investment and Financing Guarantee Co., Ltd. For this guarantee, the Company is required to pay $58,320 (RMB 360,000) of fees to Xi’an Investment and Financing Guarantee Co., Ltd. and 10% of the loan or $324,000 (RMB 2,000,000) is required to be kept by Xi’an Investment and Financing Guarantee Co., Ltd. to serve as collateral until the loan is repaid. This loan is secured by the Company’s office buildings located in Xi’an, Shaanxi Province and the manufacturing equipment in Huxian County. The Company’s Chairman and CEO, his wife, and two other company’s managers have provided personal guarantees to Xi’an Investment and Financing Guarantee Co., Ltd. for the repayment of the loan.

On June 13, 2013, the Company obtained a one year loan from June 20, 2013 to June 19, 2014 with Industrial and Commercial Bank of China (ICBC) Songzi Branch for $810,000 (RMB 5,000,000) at an annual interest rate determined by using the People's Bank of China floating benchmark lending rate over the same period plus 30% of that rate, which was 7.8% at June 30, 2013. The Company is required to keep 10% of the loan or $81,000 (RMB 500,000) with the bank as collateral (note 10). This loan is secured by the Company’s buildings and land use rights in Jingzhou, Hubei Province.

Outstanding short-term loans consisted of the following:

	June 30, 2013		December 31, 2012			Interest
Bank	Amt RMB	Amt USD	Amt RMB	Amt USD	Due Date	Rate

ICBC Songzi Branch	-	$-	3,000,000	$476,100	06/18/13	(1)
Xi'an High-tech Zone Guoxin Microcredit Ltd.	-	-	15,000,000	2,380,500	02/12/13	22.400%
Chang’an Bank	10,000,000	1,620,000	10,000,000	1,587,000	08/26/13	(1)
Industrial Bank Co. Ltd. Xi’an branch	30,000,000	4,860,000	-	-	01/15/14	6.600%
Postal Savings Bank of China Xi’an Branch	20,000,000	3,240,000	-	-	05/26/14	(2)
ICBC Songzi Branch	5,000,000	810,000	-	-	06/19/14	(1)

Total	65,000,000	$10,530,000	28,000,000	$4,443,600

(1)	People's Bank of China floating benchmark lending rate over the same period plus 30%, which was 7.8% at June 30, 2013.

(2)	People's Bank of China floating benchmark lending rate over the same period plus 20%, which was 7.2% at June 30, 2013.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Note 14 – SHORT-TERM AND LONG-TERM LOANS (Continued)

Long-term loan

On September 17, 2012, the Company entered into a two-year line of credit agreement with Shaanxi Agricultural Yanta Credit Union that allows the Company to borrow up to RMB 8,000,000. This line of credit agreement expires September 20, 2014. The Company withdrew $1,276,800 (RMB 8,000,000) on September 26, 2012 at an annual interest rate of 9.446%. The interest rate is determined annually by using the People's Bank of China floating benchmark lending rate over the same period plus the lender’s floating rate. The new interest rate becomes effective on December 21 of each year. This line of credit is secured by the Company’s office buildings located in Xi’an City. This line of credit is also personally guaranteed by the Company’s Chairman and CEO and his wife. On May 9, 2013, the loans were fully repaid.

Outstanding long-term loan consisted of the following:

	June 30, 2013		December 31, 2012			Interest
Bank	Amt RMB	Amt USD	Amt RMB	Amt USD	Due Date	Rate

Shaanxi Agricultural Yanta Credit Union	-	-	8,000,000	$1,269,600	09/20/14	9.446%

Interest expense incurred and associated with the short-term and long-term loans amounted to $123,340 and $156,427 for the three months ended June 30, 2013 and 2012, respectively. Interest expense incurred and associated with the short-term and long-term loans amounted to $304,766 and $309,010 for the six months ended June 30, 2013 and 2012, respectively, none of which has been capitalized as part of construction-in-progress in 2013 and 2012, respectively.

Note 15 - DEFERRED GOVERNMENT GRANT

The subsidies for Good Manufacturing Practice projects were granted by Shaanxi provincial government and Xi’an municipal government which may require the subsidies to be repaid. As of June 30, 2013 and December 31, 2012, the subsidies were RMB 2,500,000, equivalent to $405,000 and $396,750, respectively.

The subsidies granted by Xi’an City Science and Technology Bureau and Xi’an City High-Tech Industrial Development Zone are required to be used exclusively for the fish disease multi associated anti-idiotypic monoclonal antibody vaccine project during the development period from January 2012 through December 2014. As of June 30, 2013 and December 31, 2012, 70% of the subsidies or RMB 4,200,000, equivalent to $680,400 and $666,540 respectively had been received and $486,000 (RMB 3,000,000) and nil has been expensed on this project and were accounted for as an offset against deferred government grant as of June 30, 2013 and December 31, 2012, respectively.

On June 3, 2003 and January 16, 2006, the Company received payment from China Gao Xin Investment Group Company of $641,120 (RMB 4,000,000) and $160,280 (RMB 1,000,000), respectively. The Company repaid $160,280 (RMB 1,000,000) on December 7, 2010, $480,840 (RMB 3,000,000) in 2012 and the remaining balance of $160,280 (RMB 1,000,000) on January 30 and February 28, 2013.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Note 16 - CAPITAL TRANSACTIONS

On March 30, 2010, the Company agreed to issue 2,500 shares of common stock to a non-executive director in exchange for services unrelated to his services as a director at the fair market value of $11.74 per share based on the closing price on March 30, 2010. On April 16, 2010, the Company entered into another agreement to grant 10,000 shares of common stock to that director for his one year service from April 1, 2010. The closing price per share on the grant date was $10.61. The common stock compensation vests in four equal quarterly installments of 2,500 shares. Shares owed were accrued at the end of each quarter at the fair market value on the grant date of $10.61 per share. On August 31, 2011, the Company entered into another agreement to grant 36,000 shares of common stock to that director for his one year service from April 1, 2011. The closing price per share on the grant date was $2.58. The common stock compensation vests in four equal quarterly installments of 9,000 shares. Shares owed were accrued at the end of each quarter at the fair market value on the grant date of $2.58 per share. Currently, the Company is working on completing the contract with this director for his service beginning April 1, 2012. As of June 30, 2013 and December 31, 2012, nil shares were to be issued to this non-executive director.

On May 26, 2009, the Company agreed to issue 5,556 shares of common stock to a director at the beginning of each term of his directorship. The trading value of the common stock on May 26, 2009 was $4.50 per share. In accordance with the agreement between the Company and this director, this director must continue to serve as a member of the Board until his successor is duly elected and qualified in order to receive the shares. As of June 30, 2013 and December 31, 2012, 5,556 shares to be issued to this non-executive director were included in the accrued expenses and amounted to $25,002.

On July 29, 2011, the Company entered into a one-year employment agreement with its CFO. Under the agreement, he is entitled to receive an aggregate 8,000 shares of common stock, 4,000 shares of which shall be issuable on the 6 month anniversary and the remaining 4,000 shares of which shall be issuable on the 12 month anniversary. The closing price per share on the grant date was $4.20. On July 29, 2012, the Company entered into another one-year employment agreement with the CFO. Under the agreement, he is entitled to receive an aggregate 8,000 shares of common stock, vested in four equal quarterly installments of 2,000 shares. The closing price per share of the stock on the next business day of the grant date was $2.17. On July 29, 2013, the Company entered into another one-year employment agreement with the CFO. Under the agreement, he is entitled to receive an aggregate 8,000 shares of common stock, vested in four equal quarterly installments of 2,000 shares. The closing price per share of the stock on the grant date was $1.37. As of June 30, 2013 and December 31, 2012, 6,000 shares and 2,000 shares to be issued to this executive were included in the accrued expenses and amounted to $13,020 and $$4,340, respectively.

Equity Compensation Plan

On December 8, 2009, the Company’s board of directors approved a stock incentive plan for officers, directors, employees and consultants entitled the “Skystar Bio-Pharmaceutical Company 2010 Stock Incentive Plan” (the “2010 Plan”). The maximum number of shares that may be issued under the 2010 Plan is 700,000 shares of common stock. The 2010 Plan was approved by the Company’s stockholders on December 31, 2009, and awards may be granted thereunder until December 7, 2019. On May 4, 2012, the Board approved common stock grants in the total amount of 442,881 shares to the Company’s employees and members of the Board of Directors, all of which grants were made pursuant to the terms and provisions of the Plan. As of June 30, 2013 and December 31, 2012, there are 247,119 shares of the Company’s common stock remaining available for future issuance under the Plan.

A summary of changes in the Company’s non-vested shares for the three months follows:

Non-vested Shares
Non-vested at January 1, 2013	6,000
Granted	-
Vested	(4,000)
Forfeited	-
Non-vested at June 30, 2013	2,000

As of June 30, 2013, there was $4,340 of total unrecognized compensation cost related to non-vested shares granted.  The total fair value of shares vested during the three months ended June 30, 2013 and 2012 was $4,340 and $Nil, respectively, based on the closing price of the Company’s common stock on the grant date. The total fair value of shares vested during the six months ended June 30, 2013 and 2012 was $8,680 and $40,020, respectively, based on the closing price of the Company’s common stock on the grant date.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Note 16 - CAPITAL TRANSACTIONS (Continued)

Purchase Options

In connection with the 2009 equity offering, the Company granted 140,000 common stock purchase options to five designees of the Underwriters with a vesting date of June 30, 2010. The options are exercisable from June 30, 2010 to June 30, 2014, and each option is exercisable for one share of the Company’s common stock at an exercise price at $8.11 per share. All options were provided for services performed. As of June 30, 2013 and December 31, 2012, 140,000 common stock purchase options remained outstanding.

Outstanding purchase options do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants and purchase options using the Black-Scholes Option Pricing Model (“Black-Scholes Model”) using the following assumptions:

	Purchase Options – (1)
	June 30, 2013	December 31, 2012
Stock price	$1.28	$1.60
Exercise price	$8.11	$8.11
Annual dividend yield	-	-
Expected term (years)	1.00	1.50
Risk-free interest rate	0.15%	0.16%
Expected volatility	60%	73%

(1)	As of June 30, 2013 and December 31, 2012, 140,000 purchase options with an exercise price of $8.11 were outstanding.

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

The fair value of the 140,000 purchase options outstanding as of June 30, 2013 and December 31, 2012 was determined using the Black-Scholes Model, utilizing level 2 inputs, and the change was recorded in earnings. The Company recognized gains of $1,134 and $15,800 from the change in fair value of derivative liability for the three months ended June 30, 2013 and 2012, respectively. The Company recognized gains of $5,600 and $22,400 from the change in fair value of derivative liability for the six months ended June 30, 2013 and 2012, respectively.

Following is an activity summary of the Company’s outstanding purchase options:

	Number of purchase options	Weighted – average exercise price	Weighted-average remaining contractual term (Year)
Outstanding at January 1, 2013	140,000	$8.11	1.50
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding at June 30, 2013	140,000	$8.11	1.00
Exercisable at June 30, 2013	140,000	$8.11	1.00

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

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

Note 18 – TAXES

Skystar is subject to United States federal income tax. Skystar Cayman is a tax-exempt company incorporated in the Cayman Islands. Fortune Time did not have any assessable profits arising in or derived from Hong Kong for the three and six months ended June 30, 2013 and 2012, and accordingly no provision for Hong Kong profits tax was made in these periods.

The Company’s subsidiaries and VIEs are subject to the PRC’s Enterprise Income Tax. Pursuant to the PRC Income Tax Laws, Enterprise Income Tax is generally imposed at a statutory rate of 25%. Xi’an Tianxing has been approved as a new technology enterprise, and under PRC Income Tax Laws is entitled to a preferential tax rate of 15%.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three and six months ended June 30, 2013 and 2012:

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
U.S. Statutory rate	34.0%	34.0%	34.0%	34.0%
Foreign income not recognized in the U.S.	(34.0)	(34.0)	(34.0)	(34.0)
China income tax rate	25.0	25.0	25.0	25.0
China income tax exemption	(10.0)	(10.0)	(10.0)	(10.0)
Stock-based compensation	-	6.8	-	3.3
Other item (1)	0.7	3.7	3.6	4.3
Total provision for income taxes	15.7%	25.5%	18.6%	22.6%

(1)
Other items are primarily for operating expenses (income) incurred by Skystar that are not deductible (taxable) in the PRC, expenses incurred by other subsidiaries that are not deductible on the consolidated level, the difference of taxable income under US GAAP rather than Chinese GAAP, and the difference of Enterprise Income Tax imposed at a statutory rate of 25% rather than preferential tax rate of 15% on the income from the subsidiaries other than Xi’an Tianxing, which resulted in an increase in the effective tax rate of 0.7% and 3.7% for the three months ended June 30, 2013 and 2012, respectively, and an increase in the effective tax rate of 3.6% and 4.3% for the six months ended June 30, 2013 and 2012, respectively.

Other items consisted of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Income taxed at Chinese statutory rate of 25%	(1.3)%	1.2%	0.1%	0.4%
Valuation allowance on tax loss	0.7	0.4	1.7	1.7
Non-deductible operating expenses	1.3	2.1	1.8	2.2
Total other items	0.7%	3.7%	3.6%	4.3%

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Note 18 – TAXES (Continued)

Taxes payable consisted of the following:

	June 30, 2013	December 31, 2012
Income taxes	$92,328	$279,680
Value added taxes	1,117,386	1,409,762
Other taxes	169,639	261,315
Total	$1,379,353	$1,950,757

As of June 30, 2013 and December 31, 2012, the estimated net operating loss carry forwards of Skystar for U.S. income tax purposes amounted to $6,105,419 and $5,896,749, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, beginning in 2027 and through 2031. As of June 30, 2013 and December 31, 2012, the estimated net operating loss carry forwards of Skystar for PRC income tax purposes amounted to $4,138,403 and $3,467,227, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, beginning in 2013 and through 2018. Management believes that the realization of the benefits arising from this loss appears to be uncertain due to the Company’s limited operating history and continuing losses for U.S. income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at June 30, 2013 and December 31, 2012. As of June 30, 2013 and December 31, 2012, the valuation allowance on tax loss of Skystar was $2,075,843 and $2,004,895, respectively, and that of PRC subsidiaries was $1,034,601 and $866,807. The Company’s management reviews this valuation allowance periodically and makes adjustments as necessary. As of June 30, 2013 and December 31, 2012, the Company has no other deferred tax amounts.

The Company did not provide for deferred income taxes and foreign withholding taxes on the cumulative undistributed earnings of foreign subsidiaries as of June 30, 2013 and December 31, 2012 of approximately $41.3 million and $35.6 million, respectively. The cumulative undistributed earnings of foreign subsidiaries were included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes or applicable withholding taxes, related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if management concluded that such earnings will be remitted in the future.

Note 19 - EARNINGS PER SHARE

The following is the calculation of earnings per share:

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Net income	$3,750,881	$1,698,866	$4,463,614	$3,603,620

Weighted average shares used in basic and diluted computation	7,615,719	7,461,227	7,614,721	7,454,837

Earnings per share:
Basic	$0.49	$0.23	$0.59	$0.48
Diluted	$0.49	$0.23	$0.59	$0.48

For the three and six months ended June 30, 2013 and 2012, the outstanding 140,000 options were excluded from the diluted earnings per share calculation as they are anti-dilutive as the average stock price was less than the exercise prices of the options.

For the three and six months ended June 30, 2013, the outstanding 2,000 non-vested shares were excluded from the diluted earnings per share calculation as they were anti-dilutive. For the three and six months ended June 30, 2012, the outstanding 623 non-vested shares were excluded from the diluted earnings per share calculation as they were anti-dilutive.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Note 20 - RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

Amounts receivable from and payable to related parties are summarized as follows:

	June 30, 2013	December 31, 2012

Shares to be issued to related parties (Note 16)
Mark D. Chen – non-executive director	$25,002	$25,002
Bing Mei – CFO	13,020	4,340
Total	$38,022	$29,342

Amounts due to (from) related parties
Weibing Lu – CEO (1)	$693,309	$608,282
Scott Cramer – non-executive director and shareholder (2)	275,865	138,169
Officers, shareholders and other related parties (3)	139,014	52,474
Total	$1,108,188	$798,925

(1)	As of June 30, 2013 and December 31, 2012, the Company had unpaid reimbursement, compensation, and advances for business expenses due to Weibing Lu valued at $693,309 and $608,282, respectively.

(2)	As of June 30, 2013 and December 31, 2012, the Company had unpaid reimbursement and compensation due to Scott Cramer valued at $275,865 and $138,169, respectively.

(3)
The amounts due to officers, shareholders and other related parties at June 30, 2013 and December 31, 2012 include unpaid reimbursement and compensation and, advances to other related parties for business expenses.

Also refer to Notes 14, 16 and 21 for other related party transactions and arrangements.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Note 21 - COMMITMENTS AND CONTINGENCIES

(a) Lease commitments

The Company recognizes lease expense on the straight-line basis over the term of the lease.

The Company entered into a tenancy agreement for the lease of factory premises of Xi’an Tianxing in Sanqiao for a period of ten years from October 1, 2004 to December 31, 2014. The annual rent for the factory premises is subject to a 10% increase every two years starting October 1, 2009. As of June 30, 2013, the annual rent for the factory premises was approximately $20,671 (RMB 127,600).

The Company leased office space in Xi’an from Mr. Weibing Lu, the Company’s Chairman and CEO, for a period of five years from January 1, 2007 to December 31, 2011, with an annual rent of approximately $26,827 (RMB 165,600). In January 2012, the Company renewed the lease with Mr. Lu for another 5 years from January 1, 2012 to December 31, 2016 at a rent of approximately $29,160 (RMB 180,000) per year.

The Company also entered into a tenancy agreement with Mr. Weibing Lu for the lease of Shanghai Siqiang’s office in Shanghai for a period of ten years from August 1, 2007 to August 1, 2017 with an annual rent of approximately $23,328 (RMB 144,000).

The Company entered into a one year tenancy agreement for an office lease in Kunshan, Jiangsu Province from April 15, 2011 to April 14, 2012 with an annual rent of approximately $3,110 (RMB 19,200). On April 15, 2012, the Company entered into a six-month tenancy agreement for this office from April 15, 2012 to October 14, 2012 with six-month rent of approximately $1,686 (RMB 10,405). On October 15, 2012, the Company entered into a another six-month tenancy agreement for this office from October 15, 2012 to April 14, 2013 with a six-month rent of approximately $1,686 (RMB 10,405). On April 15, 2013, the Company entered into a another one-year tenancy agreement for this office from April 15, 2013 to April 14, 2014 with a one-year rent of approximately $3,813 (RMB 23,536).

The Company entered into a tenancy agreement for the lease of warehouse premises in Xi’an for a period of three years from July 20, 2011 to July 19, 2014 with an annual rent of approximately $38,070 (RMB 235,000) subject to a 10% increase every two years starting July 20, 2013.

The minimum future lease payments for the next five years and thereafter are as follows:

Period	Unrelated third parties	Related parties	Total
Year ending December 31, 2013	$33,675	$26,244	$59,919
Year ending December 31, 2014	40,578	52,488	93,066
Year ending December 31, 2015	-	52,488	52,488
Year ending December 31, 2016	-	52,488	52,488
Year ending December 31, 2017 and thereafter	-	13,608	13,608
Total	$74,253	$197,316	$271,569

Rental expense to unrelated third parties for the three months ended June 30, 2013 and 2012 amounted to $15,597 and $15,385, respectively. Rental expense to unrelated third parties for the six months ended June 30, 2013 and 2012 amounted to $30,868 and $30,542, respectively.

Rental expense to related parties for the three months ended June 30, 2013 and 2012 amounted to $13,060 and $12,840, respectively. Rental expense to related parties for the six months ended June 30, 2013 and 2012 amounted to $25,965 and $25,703, respectively.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Note 21 - COMMITMENTS AND CONTINGENCIES (Continued)

 (b) Legal proceedings

From time to time, the Company is involved in legal matters arising in the ordinary course of business. Management currently is not aware of any legal matters or pending litigation that would have a significant effect on the Company’s consolidated financial statements as of June 30, 2013.

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

(c)  Ownership of leasehold property

In 2005, a shareholder contributed a leasehold office building as additional capital of Xi’an Tianxing. However, as of June 30, 2013, title of this leasehold property, with a carrying amount of $359,640 (RMB 2,220,000), has not passed to the Company. The Company does not believe there are any legal barriers for the shareholder to transfer the ownership to the Company. However, in the event that the Company fails to obtain the ownership certificate for the leasehold property, there is a risk that we may be required to vacate the building. Management believes that this possibility is remote, and, as such, no provision has been made in the consolidated financial statements for this potential occurrence.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Note 21 - COMMITMENTS AND CONTINGENCIES (Continued)

(d) R&D project

In 2008, Xi’an Tianxing contracted with Northwestern Agricultural Technology University to work jointly on an R&D project concerning the application of nano-technology in the prevention of major milk cow disease. The total projected budget for this project is approximately $648,000 (RMB 4,000,000), which is to be paid according to completed stages of the project. The project reached trial stage in September 2009. As of June 30, 2013, the Company incurred approximately $567,000 (RMB 3,500,000) of cumulative expenses relating to this project.

In 2009, Xi’an Tianxing contracted with the Fourth Military Medical University to jointly work on an R&D project on fish diseases linked immunosorbent detection kit and fish diseases multi-linked monoclonal antibody therapeutic agents. The contracted amount for this project is approximated $972,000 (RMB 6,000,000). As of June 30, 2013, the Company has incurred approximately $842,400 (RMB 5,200,000) of cumulative expenses relating to this project.

During the first quarter of 2011, Xi’an Tianxing contracted with the Fourth Military Medical University to jointly work on an R&D project to develop new treatment and diagnosis method for Mycoplasmal pneumonia of swine. The project term is from January 2011 through September 2013. The cost to the Company for the initial phase is approximately $324,000 (RMB 2,000,000). As of June 30, 2013, the Company has incurred approximately $243,000 (RMB 1,500,000).

During the second quarter of 2012, Xi’an Tianxing contracted with the Fourth Military Medical University to jointly work on an R&D project of ring disease and pseudo-rabies specific transfer factor and blue-ear disease and Mycoplasma pneumoniae disease specific transfer factor to enhance the livestock and poultry's own immuneforce and prevent the onset of conventional disease. The project term is from April 2012 through March 2013. The cost to the Company for the project is approximately $50,220 (RMB 310,000). As of June 30, 2013, the project was completed and the Company incurred the budgeted expenses of approximately $50,220 (RMB 310,000).

During the fourth quarter of 2012, Xi’an Tianxing launched eight in-house R&D projects as set forth in the following table. As of June 30, 2013, the Company incurred all the budget expenses and these projects were still under development.

During the second quarter of 2013, Xi’an Tianxing launched an R&D project to develop monoclonal antibody vaccine to prevent common fish skin disease. The cost to the Company for this project is approximately $567,000 (RMB 3,500,000). As of June 30, 2013, the Company has incurred $486,000 (RMB 3,000,000) and this project is still under development.

In addition, the Company also launched various R&D projects on veterinary products formula adjustment, pet drug development and fermentation engineering design and development, and lab tests. As of June 30, 2013, approximately $1,118,392 (RMB 6,903,656) has been incurred related to these projects and lab tests.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Note 21 - COMMITMENTS AND CONTINGENCIES (Continued)

(d) R&D project (Continued)

R&D projects are summarized as follows:

Project	Amount incurred as of 06/30/2013	Amount expected to be incurred	Total amount of project
Project with Northwestern Agricultural Technology University
Application of nano-technology in the prevention of major milk cow disease	$567,000	$81,000	$648,000

Project with the Fourth Military Medical University
Fish diseases linked immunosorbent detection kit and fish diseases multi-linked monoclonal antibody therapeutic agents	842,400	129,600	972,000
New treatment and diagnosis method for Mycoplasmal pneumonia of swine	243,000	81,000	324,000
Transfer factor test	50,220	-	50,220

In-house R&D projects in 2012
Oral liquid products R&D and field trials	162,000	-	162,000
Powder for injection products R&D and field trials	162,000	-	162,000
Vitamin E injection product development	81,000	-	81,000
Anthelmintic product development	81,000	-	81,000
Three disease grams product development	81,000	-	81,000
Premixes class product development	81,000	-	81,000
Bulk powder products development	81,000	-	81,000
Livestock and fish diseases immunoassay kit development	405,000	-	405,000

In-house R&D projects in 2013
Fish monoclonal antibody vaccine	486,000	81,000	567,000

Other projects for veterinary products formula adjustment, pet drug development and fermentation engineering design and development and lab tests	1,118,392	16,200	1,134,592
Total	$4,441,012	$388,800	$4,829,812

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

(f) Construction-in-progress capital commitment

In 2011, Skystar Jingzhou started a facility improvement project to expand veterinary medicine production capacity at its facility. The project contract has an estimated total cost of $1,701,000 (RMB 10,500,000). As of June 30, 2013, the facility had incurred construction-in-progress of $1,200,906 (RMB 7,413,000) and the estimated cost to complete is $500,094 (RMB 3,087,000). The Company expects the project will be completed by the end of the fourth quarter of 2013.

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

On August 21, 2007, Xi’an Tianxing invested $81,000 (RMB 500,000) to establish Shanghai Siqiang Biotechnological Company Limited (‘Shanghai Siqiang’). Xi’an Tianxing is the 100% shareholder. Shanghai Siqiang serves as a research and development center for Xi’an Tianxing to engage in research, development, production and sales of feed additives and veterinary disease diagnosis equipments.

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

Results of Operations – Three Months ended June 30, 2013 and 2012

The following table summarizes our results of operations for the three months ended June 30, 2013 and 2012.

	Three Months Ended June 30,
	2013		2012
	Amount	% of total revenue	Amount	% of total revenue
Revenue	$11,335,145	100.0%	$8,870,848	100.0%
Gross Profit	$5,957,321	52.6%	$5,123,910	57.8%
Operating Expenses	$1,411,073	12.4%	$2,835,379	32.0%
Income from Operations	$4,546,248	40.1%	$2,288,531	25.8%
Other Income (Expense)	$(98,610)	(0.9)%	$(6,891)	(0.1)%
Income Tax Expenses	$696,757	6.2%	$582,774	6.6%
Net Income	$3,750,881	33.1%	$1,698,866	19.2%

Revenues.  All of our revenues are derived from the sale of veterinary healthcare and medical care products in the PRC.  For the three months ended June 30, 2013, we had revenues of $11,335,145 as compared to revenues of $8,870,848 for the three months ended June 30, 2012, an increase of $2,464,297 or 27.8%.  We generate revenue from sales of four product lines: veterinary medications, micro-organism, feed additives, and vaccines.  The selling prices of our products decreased 2.2% on average in the three months ended June 30, 2013 compared to the same period of 2012. The increase in revenue was primarily due to the increase of sales volume.

Revenue — Veterinary Medications. Revenue from sales of our veterinary medications increased by $3,833,859 or 155.9%, from $2,458,714 for the three months ended June 30, 2012 to $6,292,573 for the three months ended June 30, 2013. This increase was primarily as a result of resumed veterinary medication production at the Huxian facility. During the second quarter, as the outbreaks of avian influenza virus and swine fever were under control, the Chinese animal husbandry industry began to pick up and veterinary drug demand increased accordingly. Following the renewal of our GMP certificate and the resumption of production at Huxian facility, we increased our marketing and sales efforts to strengthen customer relationships and recruit new customers. We have two veterinary medication plants located in Huxian and Jingzhou, with Huxian historically being our main facility. Of the total revenues from veterinary medications during the three months ended June 30, 2013, approximately 82.2% of total revenue resulted from the sale of products from the Huxian facility. The revenue from sales of veterinary medication products was the largest revenue contributor for the entire company and contributed 55.5% of total revenue during the three months ended June 30, 2013. The selling prices of our veterinary medication products for the three months ended June 30, 2013 decreased approximately 4.0% on average from last year. The increase in revenue was primarily due to the increase of sales volume.

Revenue — Micro-Organism. Revenue from sales of our micro-organism products increased by $28,907 or 0.7% from $4,002,206 for the three months ended June 30, 2012 to $4,031,113 for the three months ended June 30, 2013. This slight increase was primarily due to the stabilized market demand for poultry products in China as the negative impact of avian influenza virus wound down resulting in the market for non-drug feed additives rebounding. Currently, we have a micro-organism plant located in Sanqiao. The selling prices of our micro-organism products for the three months ended June 30, 2013 increased approximately 0.2% on average from last year. The increase in revenue was mainly due to the increase of sales volume.

Revenue — Feed Additives. Revenue from sales of our feed additives product line decreased by $752,900 or 59.4% from $1,267,061 for the three months ended June 30, 2012 to $514,161 for the three months ended June 30, 2013. The decrease was primarily the result of our limited sales resources for the feed additive products this year. Last year, due to the temporary suspension of veterinary medication production at Huxian facility for its GMP recertification, we were able to temporarily shift some veterinary medication sales forces to the feed additive product line resulting in significantly increased feed additive sales. Currently, we have a feed additive plant located in Sanqiao. The selling prices of our feed additives products for the three months ended June 30, 2013 have not materially changed on average from last year. The decrease in revenue was primarily due to the decrease of sales volume.

Revenue — Vaccines. Revenue from sales of our vaccines decreased by $645,569 or 56.5% from $1,142,867 for the three months ended June 30, 2012 to $497,298 for the three months ended June 30, 2013. The decrease was primarily the result of our limited sales resources for vaccine products this year. We completed the construction of a new vaccine facility at our Huxian plant in 2010. On September 20 and 21, 2012, MOA physically inspected this new facility and deemed the facility GMP compliant. Following physical inspection, the MOA’s inspection team recommended that the Office of the Working Committee proceed with Stage 2 of its GMP certification process. The Company expects the GMP certification process to be completed by the third quarter of 2013, and to commence production shortly thereafter. The selling prices of our vaccine products increased approximately 0.2% on average for the three months ended June 30, 2013 compared to those in 2012. The decrease in revenue was primarily due to the decrease of sales volume.

Cost of Sales.  Cost of sales was $5,377,824 for the three months ended June 30, 2013, as compared to $3,746,938 for the three months ended June 30, 2012, an increase of $1,630,886 or 43.5%, as a result of increased the veterinary medication sales. For the three months ended June 30, 2013, raw material costs comprised the majority or approximately 78.1% of total cost of sales, packing material costs comprised approximately 17.3% of the total cost of sales, and labor costs and manufacturing overhead comprised approximately 4.6% of the total cost of sales. The decreased gross margins for the three months ended June 30, 2013 was mainly because the majority of our revenue during the three months came from the less profitable veterinary medications product line as we resumed the veterinary medication production at the Huxian facility.

Cost of Sales — Veterinary Medications.   Cost of sales of our veterinary medications product line increased from $1,399,006 for the three months ended June 30, 2012 to $3,740,498 for the three months ended June 30, 2013, an increase of $2,341,492 or 167.4%.  This increase was mainly due to the increase in corresponding sales as a result of resumed production at the Huxian veterinary medications facility during the second quarter of 2013. Cost of sales of veterinary medications product line comprised 69.6% of total cost of sales for the three months ended June 30, 2013.

Cost of Sales — Micro-Organism.   Cost of sales of our micro-organism product line increased from $1,169,412 for the three months ended June 30, 2012 to $1,179,499 for the three months ended June 30, 2013, an increase of $10,087 or 0.9%.  This moderate increase was mainly due to the corresponding slightly increased sales.

Cost of Sales — Feed Additives.   Cost of sales of our feed additives product line decreased from $1,032,139 for the three months ended June 30, 2012 to $399,883 for the three months ended June 30, 2013, a decrease of $632,256 or 61.3%.  This decrease in cost of sales was mainly due to the corresponding decrease in feed additive sales.

Cost of Sales — Vaccines.   Cost of sales of our vaccines product line decreased from $146,381 for the three months ended June 30, 2012 to $57,944 for the three months ended June 30, 2013, a decrease of $88,437 or 60.4%.  This decrease was the result of the corresponding decrease of vaccine product sales.

Operating Expenses

	Three Months Ended June 30,
	2013		2012
	Amount	% of total revenue	Amount	% of total revenue
Operating Expenses
Research and Development Costs	$92,926	0.8%	$330,532	3.7%
Selling Expenses	$629,337	5.5%	$670,567	7.6%
General and Administrative Expenses	$688,810	6.1%	$1,834,280	20.7%
Total Operating Expenses	$1,411,073	12.4%	$2,835,379	32.0%

Research and Development Costs.  Research and development costs totaled $92,926 for the three months ended June 30, 2013 as compared to $330,532 for the three months ended June 30, 2012, a decrease of $237,606 or 71.9%. The decrease was primarily due to newly launched R&D projects of $480,840 undertaken during the second quarter of 2013 to develop vaccine to prevent common fish skin disease being offset against the government grant.

Selling Expenses.  Selling expenses totaled $629,337 for the three months ended June 30, 2013 as compared to $670,567 for the three months ended June 30, 2012, a decrease of $41,230 or 6.2%.  This decrease is mainly due to the drop of sales commission costs as the result of the new commission structure for our sales personnel after the Huxian facility resumed operation.

General and Administrative Expenses.  General and administrative expenses totaled $688,810 for the three months ended June 30, 2013 as compared to $1,834,280 for the three months ended June 30, 2012, a decrease of $1,145,470 or 62.5%. The higher G&A expense in 2012 was mainly due to the stock based compensation expense of $992,107 for the stock grants on May 4, 2012 to the Company’s employees and members of the Board of Directors, all of which grants were made pursuant to the terms and provisions of the 2010 Stock Incentive Plan. In addition, reduced bad debt expense also contributed to the decrease of G&A expense during the second quarter.

Other Expenses. Other net expenses were $98,610 for the three months ended June 30, 2013 as compared to $6,891 for the three months ended June 30, 2012, an increase of $91,719 or 1,331.0%. The increase was primarily due to the fees charged by Xi’an Investment and Financing Guarantee Co., Ltd. to guarantee the new loan from the Postal Savings Bank of China that we obtained in May 2013.

Provision for Income Taxes. Income tax expenses were $696,757 for the three months ended June 30, 2013 as compared to $582,774 for the three months ended June 30, 2012, an increase of $113,983 or 19.6%, representing an effective tax rate of 15.7% and 25.5% for the three months ended June 30, 2013 and 2012, respectively. For the three months ended June 30, 2013 and 2012, Xi’an Tianxing was subject to a preferential income tax rate of 15% while other PRC subsidiaries were subject to statutory tax rate of 25%. For the three months ended June 30, 2013 and 2012, Xi’an Tianxing contributed the majority of consolidated profits in China.

Results of Operations – Six Months ended June 30, 2012 and 2011

The following table summarizes our results of operations for the six months ended June 30, 2013 and 2012.

	Six Months Ended June 30,
	2013		2012
	Amount	% of total revenue	Amount	% of total revenue
Revenue	$16,865,886	100.0%	$16,797,185	100.0%
Gross Profit	$8,557,176	50.7%	$9,406,589	56.0%
Operating Expenses	$2,940,643	17.4%	$4,650,084	27.7%
Income from Operations	$5,616,533	33.3%	$4,756,505	28.3%
Other Income (Expenses)	$(134,878)	(0.8)%	$(101,143)	(0.6)%
Income Tax Expenses	$1,018,041	6.0%	$1,051,742	6.3%
Net Income	$4,463,614	26.5%	$3,603,620	21.5%

Revenues.   All of our revenues are derived from the sale of veterinary healthcare and medical care products in the PRC.  For the six months ended June 30, 2013, we had revenues of $16,865,886 as compared to revenues of $16,797,185 for the six months ended June 30, 2012, an increase of $68,701 or 0.4%.  We generate revenue from sales of four product lines: veterinary medications, micro-organism, feed additives, and vaccines.  The selling prices of our products decreased 0.3% on average in the six months ended June 30, 2013 compared to the same period of 2012. The increase in revenue was primarily due to the increase of sales volume.

Revenue — Veterinary Medications. Revenue from sales of our veterinary medications increased by $4,271,989 or 78.1% from $5,467,301 for the six months ended June 30, 2012 to $9,739,290 for the six months ended June 30, 2013. The increase of revenue was primarily due to resumed production at the Huxian plant and our increased marketing and sales efforts during the first half of 2013. The revenue from sales of veterinary medication products was the largest revenue contributor for the entire company and contributed 57.7% of total revenue during the six months ended June 30, 2013. The selling prices of our veterinary medication products for the six months ended June 30, 2013 decreased approximately 0.6% on average from the same period of last year. The increase in revenue was primarily due to the increase of sales volume.

Revenue — Micro-Organism. Revenue from sales of our micro-organism products decreased by $1,438,951 or 20.2% from $7,137,246 for the six months ended June 30, 2012 to $5,698,295 for the six months ended June 30, 2013. The decrease was primarily due to weak market demand for micro-organism products in the first quarter. The selling prices of our micro-organism products for the six months ended June 30, 2013 increased approximately 0.1% on average from the same period of last year. The decrease in revenue was mainly due to the decrease of sales volume.

Revenue — Feed Additives. Revenue from sales of our feed additives product line decreased by $1,501,384 or 65.2% from $2,301,833 for the six months ended June 30, 2012 to $800,449 for the six months ended June 30, 2013. The decrease was primarily due to weak market demand for feed additive products in the first quarter and our limited sales resources for the feed additive product line this year. The selling prices of our feed additives products for the six months ended June 30, 2013 have not changed meaningfully on average from last year. The decrease in revenue was primarily due to the decrease of sales volume.

Revenue — Vaccines. Revenue from sales of our vaccines decreased by $1,262,953 or 66.8% from $1,890,805 for the six months ended June 30, 2012 to $627,852 for the six months ended June 30, 2013. The decrease was primarily due to weak market demand for vaccine products in the first quarter and our limited sales resources for the vaccine product line this year. The selling prices of our vaccine products increased approximately 0.2% on average for the six months ended June 30, 2013 compared to those in the same period of 2011. The decrease in revenue was primarily due to the decrease of sales volume.

Cost of Sales.  Cost of sales was $8,308,710 for the six months ended June 30, 2013, as compared to $7,390,596 for the six months ended June 30, 2012, an increase of $918,114 or 12.4%, as a result of the increased sales of our veterinary medications product line after we resumed production at the Huxian facility . For the six months ended June 30, 2013, raw material costs comprised the majority or approximately 77.4% of total cost of sales, packing material costs comprised approximately 16.4% of total cost of sales, and labor costs and manufacturing overhead comprised approximately 6.2% of the total cost of sales. The decreased gross margins was mainly because the majority of our revenue growth during the first half year came from the less profitable veterinary medications product lines.

Cost of Sales — Veterinary Medications.   Cost of sales of our veterinary medications product line increased from $3,191,654 for the six months ended June 30, 2012 to $5,846,014 for the six months ended June 30, 2013, an increase of $2,654,360 or 83.2%.  This increase was mainly due to the increase in corresponding sales as a result of resumed production at the Huxian facility during the first half of 2013. Cost of sales of veterinary medications product line comprised 70.4% of the total cost of sales for the six months ended June 30, 2013.

Cost of Sales — Micro-Organism.   Cost of sales of our micro-organism product line decreased from $2,076,252 for the six months ended June 30, 2012 to $1,766,916 for the six months ended June 30, 2013, a decrease of $309,336 or 14.9%.  This decrease was mainly due to the corresponding decreased sales.

Cost of Sales — Feed Additives.   Cost of sales of our feed additives product line decreased from $1,882,023 for the six months ended June 30, 2012 to $614,520 for the six months ended June 30, 2013, a decrease of $1,267,503 or 67.4%.  This decrease was mainly due to the corresponding decreased sales.

Cost of Sales — Vaccines.   Cost of sales of our vaccines product line decreased from $240,667 for the six months ended June 30, 2012 to $81,260 for the six months ended June 30, 2013, a decrease of $159,407 or 66.2%.  This decrease was mainly due to the corresponding decreased sales.

The following table summarizes our operating expense for the six months ended June 30, 2013 and 2012.

	Six Months Ended June 30,
	2013		2012
	Amount	% of total revenue	Amount	% of total revenue
Operating Expenses
Research and Development Costs	$93,387	0.5%	$334,186	2.0%
Selling Expenses	$947,173	5.6%	$1,376,183	8.2%
General and Administrative Expenses	$1,900,083	11.3%	$2,939,715	17.5%
Total Operating Expenses	$2,940,643	17.4%	$4,650,084	27.7%

Research and Development Costs.  Research and development costs totaled $93,387 for the six months ended June 30, 2013 as compared to $334,186 for the six months ended June 30, 2012, a decrease of $240,799 or 72.1%. The decrease was primarily due to new R&D efforts of $480,840 undertaken during the first half of 2013 to develop vaccine to prevent common fish skin disease being offset against the government grant.

Selling Expenses.  Selling expenses totaled $947,173 for the six months ended June 30, 2013 as compared to $1,376,183 for the six months ended June 30, 2012, a decrease of $429,010 or 31.2%.  This decrease is mainly due to the drop of shipping and handling costs as the result of reduced sales in the first quarter. Shipping and handling costs totaled $647,489 and $847,333 for the six months ended June 30, 2013 and 2012, respectively, a decrease of $199,844 or 23.6%. Sales commissions and salaries expenses also decreased $129,384 or 43.3% and $63,424 or 56.4%, respectively, as we introduced a new compensation package to our sales personnel that was based more on sales commission but less fixed salaries to provide more incentives for generating sales and the new commission structure to our sales personnel after Huxian facility resumed operation.

General and Administrative Expenses.  General and administrative expenses totaled $1,900,083 for the six months ended June 30, 2013 as compared to $2,939,715 for the six months ended June 30, 2012, a decrease of $1,039,632 or 35.4%. The higher G&A expenses last year were mainly due to the stock based compensation expense of $1,037,911 for the stock grants on May 4, 2012 pursuant to the 2010 Stock Incentive Plan.

Other Expenses. Other net expenses were $134,878 for the six months ended June 30, 2013 as compared to $101,143 for the six months ended June 30, 2012, an increase of $33,735 or 33.4%. The increase was primarily due to (i) increase in interest expenses and finance charge of approximately $91,000 mainly in relation to the new loan from the Postal Savings Bank of China that we obtained in May 2013 and a receipt of interest subsidy from the government of approximately $129,000 during the first half of 2012; (ii) decrease in other income of approximately $60,000; (iii) decrease in gain on fair value change of derivative liability of approximately $17,000; offset by: (iv) increase in interest income of approximately $263,000 that we charged on the long outstanding prepayments to our two major vendors.

Provision for Income Taxes. Income tax expenses were $1,018,041 for the six months ended June 30, 2013 as compared to $1,051,742 for the six months ended June 30, 2012, a decrease of $33,701 or 3.2%, representing an effective tax rate of 18.6% and 22.6% for the six months ended June 30, 2013 and 2012, respectively. For the six months ended June 30, 2013 and 2012, Xi’an Tianxing was subject to a preferential income tax rate of 15% while other PRC subsidiaries were subject to statutory tax rate of 25%. For the six months ended June 30, 2013 and 2012, Xi’an Tianxing contributed the majority of consolidated profits in China.

Liquidity

For the six months ended June 30, 2013, we used $10,937,852 of cash in operating activities, as compared to cash used in operating activities of $2,480,759 for the six months ended June 30, 2012. The major operating activities that provided cash for the six months ended June 30, 2013 were net income of $4,463,614. The major operating activities that used cash for the six months ended June 30, 2013 were an increase in accounts receivable of $1,992,249, an increase in inventory of $3,027,946, an increase in prepayment to suppliers of $8,344,799, and a decrease in accounts payable of $2,675,933. The inflation rate in China accelerated more than expected to 2.7% in June 2013. We will monitor the market situation closely and continue the strategy of prepaying our suppliers to ensure the supply of raw materials at relatively lower cost levels. As of June 30, 2013, we had 73 suppliers as compared to 63 suppliers as of June 30, 2012 to which we made advances to secure our raw material needs and to obtain favorable pricing. We will continue to closely manage these advances to balance the need for lower materials cost and sufficient cash flow.

Cash provided by investing activities for the six months ended June 30, 2013 was $802,313, as compared to cash used in investing activities of $2,023,784 for the six months ended June 30, 2012. Cash provided by investing activities for the six months ended June 30, 2013 was primarily the result of collection of loans to third parties of $897,232.

Cash provided by financing activities for the six months ended June 30, 2013 was $4,951,448, as compared to cash used in financing activities of $322,007 for the six months ended June 30, 2012. Cash provided by financing activities for the six months ended June 30, 2013 was primarily the result of proceeds from short-term loans of $8,815,400. Cash used in financing activities for the six months ended June 30, 2013 was primarily the result of repayment of short-term and long-term loans of $4,167,280.

As of June 30, 2013, we had unrestricted cash of $6,312,367. Our total current assets were $79,923,946, and our total current liabilities were $21,030,602, which resulted in a net working capital of $58,893,344.

Capital Resources

We finance our ongoing operating activities by using funds from our operations and external credit or financing arrangements. We routinely monitor current and expected operational requirements and financial market conditions to evaluate the use of available financing sources. We secured $8,815,400 in short-term loans and repaid $4,167,280 of short-term and long-term loans during the six months ended June 30, 2013. Considering our existing working capital position and our ability to access debt funding sources, we believe that our operations and borrowing resources are sufficient to provide for our current and foreseeable capital requirements to support our ongoing operations for at least next twelve months.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
R&D Project Obligation	$388,800	$388,800	$-	$-	$—
Construction-in-progress Obligation	500,094	500,094	-	-	-
Operating Lease Obligations	271,569	59,919	145,554	66,096	-
Total	$1,160,463	$948,813	$145,554	$66,096	$-

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

Short-term loans

	June 30, 2013		December 31, 2012			Interest
Bank	Amt RMB	Amt USD	Amt RMB	Amt USD	Due Date	Rate

ICBC Songzi Branch	-	$-	3,000,000	$476,100	06/18/13	(1)
Xi'an High-tech Zone Guoxin Microcredit Ltd.	-	-	15,000,000	2,380,500	02/12/13	22.400%
Chang’an Bank	10,000,000	1,620,000	10,000,000	1,587,000	08/26/13	(1)
Industrial Bank Co. Ltd. Xi’an branch	30,000,000	4,860,000	-	-	01/15/14	6.600%
Postal Savings Bank of China Xi’an Branch	20,000,000	3,240,000			05/26/14	(2)
ICBC Songzi Branch	5,000,000	810,000			06/19/14	(1)
Total	65,000,000	$10,530,000	28,000,000	$4,443,600

(1)	People's Bank of China floating benchmark lending rate over the same period plus 30%, which was 7.8% at June 30, 2013.
(2)	People's Bank of China floating benchmark lending rate over the same period plus 20%, which was 7.2% at June 30, 2013.

Long-term loan:
	June 30, 2013		December 31, 2012			Interest
Bank	Amt RMB	Amt USD	Amt RMB	Amt USD	Due Date	Rate

Shaanxi Agricultural Yanta Credit Union	-	-	8,000,000	$1,269,600	09/20/14	9.446%

We fully repaid the long-term loans on May 9, 2013.

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

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the consolidated financial statements or otherwise stated in this MD&A were as follows:

	June 30, 2013	December 31, 2012
Assets and liabilities	1 RMB = 0.1620 USD	1 RMB = 0.1587 USD

	Six Months Ended June 30,
	2013	2012
Statements of operations and cash flows	1 RMB = 0.1603 USD	1 RMB = 0.1587 USD 7

Inflation

China's inflation rate rose by more than expected in June, accelerating to 2.7% as increasing food prices remained the main driving force of inflation. While the headline inflation number was above analysts' expectations, it remains below the government's target figure of 3.5%. Analysts cautioned that demand remained weak and growth in Chinese economy may have slowed further. For the three and six months ended June 30, 2013, we were able to secure favorable pricing by prepaying certain suppliers to lock in prices ahead of time. As a result, we did not experience as much cost pressure as evidenced in the spot market prices of raw materials. To take precautions to minimize the negative impact of cost increases that erode our profit margin, we will continue the practice of prepayments to suppliers.

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

Based on the evaluation, the Certifying Officers concluded that, as of June 30, 2013, our disclosure controls and procedures were not effective due to an ongoing material weakness related to the lack of accounting personnel with an appropriate level of knowledge, experience, and training in the application of U.S. GAAP.

For the six months ended June 30, 2013, aside from the remediation measures that we initiated in the previous year, we engaged a third party consulting firm to adequately address and to assist in remediation of the identified material weakness. This consulting firm is a global leading provider of consulting and internal audit services and the only consulting firm represented on the COSO advisory board guiding the development of a conceptual framework on Enterprise Risk Management. With such additional external assistance, we are in the process of improving our accounting policies and procedures manual in accordance to US GAAP, and are going to provide proper training on the manual for our accounting team and continue to standardize our accounting treatments in compliance with US GAAP, especially non-routine transactions, and improve our accounting team’s US GAAP competence.

Due to scheduling conflicts and staffing shortages, we were not able to implement these steps and measures during the first half of 2013, but intend to complete the project during the second half of 2013 and to conduct quarterly assessments of the state of the Company’s financial reporting measures and systems.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is involved in legal matters arising in the ordinary course of business. Management currently is not aware of any legal matters or pending material litigation that would have a significant effect on the Company’s consolidated financial statements as of June 30, 2013.

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

Other than the above described legal proceedings, the Company is not aware of any other legal matters or pending material litigation in which any director, officer, or any owner of record or beneficial owner of more than five percent of any class of voting securities of the Company, or any affiliate of any such director, officer, affiliate of the Company, or security holder, is a party adverse to the Company or has a material adverse interest to the Company. No provision has been made in the consolidated financial statements for the above contingencies.

ITEM 5. OTHER INFORMATION

On July 29, 2013, the Company approved the renewal of the Company’s employment agreement with its Chief Financial Officer, Bing Mei, for another 12 month period on the same terms and provisions as previously disclosed, with the following exception: Mr. Mei’s base salary was set at $200,000 commencing on July 29, 2013.

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
_________________________________________________

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

SKYSTAR BIO-PHARMACEUTICAL COMPANY

August 14, 2013	By:	/s/ Weibing Lu
Weibing Lu
Chief Executive Officer
(Principal Executive Officer)

August 14, 2013	By:	/s/ Bing Mei
Bing Mei
Chief Financial Officer
(Principal Financial and Accounting Officer)