Form 10-Q
period 2013-09-30
SKYSTAR BIO-PHARMACEUTICAL CO
filed 2013-11-14
CIK 1076939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

or

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

As of November 11, 2013, the Registrant had 7,604,800 shares of common stock outstanding.

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

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$4,456,619	$11,321,848
Restricted cash	60,310	-
Accounts receivable, net of allowance for doubtful accounts of $1,544,175 and $247,269 as of September 30, 2013 (Unaudited) and December 31, 2012, respectively	26,901,414	10,010,796
Inventories	27,407,862	22,962,209
Deposits, prepaid expenses and other receivables	1,782,705	2,839,850
Prepayments to suppliers	27,671,219	23,438,735
Loans receivable	-	1,078,827
Deferred tax assets	343,922	-
Total current assets	88,624,051	71,652,265
PROPERTY, PLANT AND EQUIPMENT, NET	28,572,754	28,867,816
CONSTRUCTION-IN-PROGRESS	9,106,056	8,691,360
OTHER ASSETS:
Long-term prepayments	4,622,340	1,050,327
Long-term prepayments for acquisitions	182,560	177,744
Intangible assets, net	5,277,138	5,319,831
Total other assets	10,082,038	6,547,902
Total assets	$136,384,899	$115,759,343

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,762,362	$4,017,530
Other payables and accrued expenses	5,726,029	4,374,047
Short-term loans	10,595,000	4,443,600
Deposits from customers	1,589,449	1,621,061
Taxes payable	4,973,402	1,950,757
Due to related parties	1,741,820	798,925
Total current liabilities	28,388,062	17,205,920
OTHER LIABILITIES:
Long-term loan	-	1,269,600
Deferred government grant	798,700	1,063,290
Purchase option liability	205,758	5,600
Total other liabilities	1,004,458	2,338,490
Total liabilities	29,392,520	19,544,410
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 50,000,000 shares authorized, No Series “A” shares authorized. 48,000,000 Series “B” shares authorized. No Series “B” shares issued and outstanding	-	-
Common stock, $0.001 par value, 40,000,000 shares authorized, 7,604,800 shares issued and outstanding as of September 30, 2013 (Unaudited) and December 31, 2012	7,605	7,605
Paid-in capital	37,024,312	37,021,085
Statutory reserves	5,897,298	5,897,298
Retained earnings	52,713,107	44,515,296
Accumulated other comprehensive income	11,350,057	8,773,649
Total shareholders’ equity	106,992,379	96,214,933
Total liabilities and shareholders’ equity	$136,384,899	$115,759,343

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(Unaudited)

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2013	2012	2013	2012
REVENUE, NET	$15,992,408	$8,933,005	$32,858,294	$25,730,190

COST OF REVENUE	7,778,691	3,670,230	16,087,401	11,060,826

GROSS PROFIT	8,213,717	5,262,775	16,770,893	14,669,364

OPERATING EXPENSES:
Research and development	324,353	198,838	417,740	533,024
Selling expenses	1,266,444	692,009	2,213,617	2,068,192
General and administrative	1,885,219	730,539	3,785,302	3,670,254
Total operating expenses	3,476,016	1,621,386	6,416,659	6,271,470

INCOME FROM OPERATIONS	4,737,701	3,641,389	10,354,234	8,397,894

OTHER INCOME (EXPENSE):
Other income (expense), net	32,757	(734)	28,908	55,264
Interest (expense), net	(48,526)	(199,238)	(185,155)	(378,779)
Change in fair value of warrant/purchase option liability	(205,758)	7,000	(200,158)	29,400
Total other (expense), net	(221,527)	(192,972)	(356,405)	(294,115)

INCOME BEFORE PROVISION FOR INCOME TAXES	4,516,174	3,448,417	9,997,829	8,103,779

PROVISION FOR INCOME TAXES	781,977	717,163	1,800,018	1,768,905

NET INCOME	3,734,197	2,731,254	8,197,811	6,334,874

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	513,281	(198,269)	2,576,408	484,203

COMPREHENSIVE INCOME	$4,247,478	$2,532,985	$10,774,219	$6,819,077

EARNINGS PER SHARE:
Basic	$0.49	$0.36	$1.08	$0.85
Diluted	$0.49	$0.36	$1.08	$0.85

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic	7,617,726	7,604,800	7,615,733	7,426,082
Diluted	7,617,726	7,604,800	7,615,733	7,426,082

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(Unaudited)

	Nine months ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,197,811	$6,334,874
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,086,914	920,444
Amortization	184,496	300,589
Provision for doubtful accounts	1,274,058	31,340
Change in fair value of warrant/purchase option liability	200,158	(29,400)
Loss on disposal of office equipment	1,748	-
Common stock to be issued to related parties for compensation	3,227	-
Common stock issued under 2010 stock incentive plan	-	1,037,911
Deferred tax assets	(339,618)	-
Change in operating assets and liabilities
Accounts receivable	(17,685,435)	(12,094,949)
Inventories	(3,775,636)	(336,902)
Deposits, prepaid expenses and other receivables	1,099,950	404,130
Prepayments to suppliers	(3,552,385)	(5,426,601)
Accounts payable	(513,989)	3,112,002
Other payables and accrued expenses	1,391,003	(1,361,439)
Deposits from customers	(74,589)	(92,856)
Taxes payable	2,932,621	1,078,604
Deferred government grants	(450,688)	(317,040)
Net cash used in operating activities	(10,020,354)	(6,439,293)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments of long-term prepayments	(3,510,666)	(343,960)
Refund of long-term prepayments	-	475,560
Loan to third parties	-	(1,941,248)
Repayment of loans from third parties	1,094,190	802,270
Placement of restricted cash	(59,555)	-
Purchases of property, plant and equipment	(9,290)	(157,782)
Proceeds from sale of plant and equipment	161	-
Payments on construction-in-progress	(10,977)	(182,774)
Net cash used in investing activities	(2,496,137)	(1,347,934)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	10,462,400	4,503,728
Repayment of short-term loans	(4,506,880)	(2,726,544)
Proceeds from long-term loan	-	1,266,400
Repayment of long-term loan	(1,287,680)	-
Due to related parties	928,312	331,158
Net cash provided by financing activities	5,596,152	3,374,742

EFFECT OF EXCHANGE RATE CHANGES ON CASH	55,110	32,049

DECREASE IN CASH	(6,865,229)	(4,380,436)
CASH, beginning of period	11,321,848	7,048,968

CASH, end of period	$4,456,619	$2,668,532

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$454,336	$508,667
Cash paid for income taxes	$329,968	$971,784
Non-cash investing and financing activities
Long-term prepayment transferred to construction-in-progress	$22,438	$832,230
Construction-in-progress transferred to property, plant and equipment	$-	$1,128,662
Shares issued to settle payables to related parties	$-	$199,239

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
(UNAUDITED)

						Accumulated
				Retained earnings		other
	Common stock		Paid-in	Statutory		comprehensive
	Shares	Amount	capital	reserves	Unrestricted	income	Total
BALANCE, January 1, 2013	7,604,800	$7,605	$37,021,085	$5,897,298	$44,515,296	$8,773,649	$96,214,933
Net income	-	-	-	-	8,197,811	-	8,197,811
Share-based compensation	-	-	3,227	-	-	-	3,227
Foreign currency translation	-	-	-	-	-	2,576,408	2,576,408

BALANCE, September 30, 2013	7,604,800	$7,605	$37,024,312	$5,897,298	$52,713,107	$11,350,057	$106,992,379

  The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
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

On April 21, 2010, Kunshan Sikeda Biotechnology Co., Ltd. (“Kunshan Sikeda”) was incorporated in Kunshan, Jiangsu Province, China with a registered capital of $ 81,500 (RMB 500,000), of which Xi’an Tianxing and Sida each contributed $ 40,750 (RMB 250,000). Kunshan Sikeda is jointly owned by Xi’an Tianxing and Sida. On July 31, 2013, Kunshan Sikeda was dissolved.

On May 7, 2010, Fortunate Time formed Skystar Biotechnology (Kunshan) Co., Limited (“Skystar Kunshan”) in Kunshan, Jiangsu Province, China with a registered capital of $ 15,000,000, of which $ 2,250,000 was paid by Fortunate Time in cash, and of which the remaining $ 12,750,000 is required to be invested in the future. Skystar Kunshan was formed in connection with an acquisition of assets to meet part of the registered capital requirements, and was intended to be a micro-organism manufacturing facility for the Company once the acquisition was complete. The asset acquisition was completed in September 2011.

On August 11, 2010, Sida became the parent company of Skystar Biotechnology (Jingzhou) Co., Limited (“Skystar Jingzhou”), a company established in Jingzhou, Hubei Province, China on February 5, 2010, with registered capital of approximately $ 4.2 million (RMB 26,000,000), of which approximately $ 3.8 million (RMB 23,480,000) was paid. On July 5, 2012, Sida paid up the remaining capital of $ 0.4 million (RMB 2,520,000).

On March 15, 2011, Xi’an Tianxing formed Xi’an Sikaida Bio-products Co., Ltd. (“Xi’an Sikaida”) with a registered capital of approximately $ 1,630,000 (RMB 10,000,000 ) paid by Xi’an Tianxing.

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
September 30, 2013
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
September 30, 2013
(Unaudited)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair values of financial instruments

ASC Topic 820, Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy, which requires classification based on observable and unobservable inputs when measuring fair value. Certain current assets and current liabilities are financial instruments.  Management believes their carrying amounts are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and, if applicable, their current interest rates are equivalent to interest rates currently available. The three levels of valuation hierarchy are defined as follows:

☐	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

☐
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

☐	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2013 and December 31, 2012:

Carrying
	Value at	Fair Value Measurement at
	September 30,	September 30, 2013
	2013	Level 1	Level 2	Level 3
Purchase option liability	$205,758	$—	$205,758	$—

Carrying
	Value at	Fair Value Measurement at
	December 31,	December 31, 2012
	2012	Level 1	Level 2	Level 3
Purchase option liability	$5,600	$—	$5,600	$—

Below is the reconciliation for the purchase option liability changes from December 31, 2012 to September 30, 2013:

Balance, December 31, 2012	$5,600
Change in fair value	200,158
Balance, September 30, 2013	$205,758

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
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

There are two types of sales upon which revenue is recognized:

a.	Credit sales: revenue is recognized when the products have been delivered to the customers.
b.	Full payment before delivery: Cash received is recorded as “deposits from customers” and revenue is recognized when the products have been delivered to the customers.

The Company’s revenue and cost of revenue by product line were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenue
Micro-organism	$4,946,687	$4,922,168	$10,644,982	$12,059,414
Veterinary Medications	9,828,431	1,781,306	19,567,721	7,248,607
Feed Additives	610,082	1,189,563	1,410,531	3,491,396
Vaccines	607,208	1,039,968	1,235,060	2,930,773
Total Revenue	15,992,408	8,933,005	32,858,294	25,730,190

Cost of Revenue
Micro-organism	1,416,068	1,843,821	3,182,984	3,920,073
Veterinary Medications	5,826,896	848,105	11,672,910	4,039,759
Feed Additives	466,490	854,114	1,081,010	2,736,137
Vaccines	69,237	124,190	150,497	364,857
Total Cost of Revenue	7,778,691	3,670,230	16,087,401	11,060,826
Gross Profit	$8,213,717	$5,262,775	$16,770,893	$14,669,364

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
September 30, 2013
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

Management assesses the carrying value of property, plant and equipment annually or more often when factors indicating impairment are present, and reduce the carrying value of such assets by the amount of the impairment. The Company determines the existence of such impairment by measuring the expected future cash flows (undiscounted) and comparing such amount to the net asset carrying value. An impairment loss, if it exists, is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Based on its review, management believes that, as of September 30, 2013 and December 31, 2012, there was no impairment of its property, plant and equipment.

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

Impairment of intangible assets — the Company evaluates the carrying value of intangible assets at least annually when factors indicating impairment are present. The Company determines the existence of such impairment by measuring the estimated future cash flows (undiscounted) and comparing such amount to the net asset carrying value. If the undiscounted cash flow estimated to be generated by any such intangible asset is less than its carrying amount, a loss is recognized based on the amount by which the carrying amount exceeds the intangible asset’s fair market value. Loss on intangible assets to be disposed of is determined in a similar manner, except that fair market values are reduced by the cost of disposal. Based on its review, the Company believes that, as of September 30, 2013 and December 31, 2012, there was no impairment of its intangible assets.

Comprehensive income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive income is comprised of the foreign currency translation adjustments.

Shipping and handling costs

Shipping and handling costs related to costs of goods sold are included in selling expenses, which totaled $ 805,492 and $ 511,519 for the three months ended September 30, 2013 and 2012, respectively, and $ 1,452,981 and $ 1,358,852 for the nine months ended September 30, 2013 and 2012, respectively.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising costs

Advertising costs are charged to selling expenses as incurred. Advertising costs were insignificant for both the three months and nine months ended September 30, 2013 and 2012, respectively.

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. As of September 30, 2013 and December 31, 2012, there are no unrecognized tax benefits, and the Company does not expect a significant change in tax benefits in the next 12 months.  Penalties and interest levied by taxing authorities, if any, are classified as income tax expense in the year incurred. No significant penalties or interest relating to income taxes have been incurred during the three months and six months ended September 30, 2013 and 2012.

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
September 30, 2013
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
September 30, 2013
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

For the three months and nine months ended September 30, 2013 and 2012, all of the Company’s sales occurred in the PRC. No major customers accounted for more than 10% of the Company’s total revenues. All accounts receivable at September 30, 2013 and December 31, 2012 are from customers located in the PRC.

The Company’s six largest vendors accounted for approximately 79% and 89% of the Company’s total purchases, respectively, for the three months ended September 30, 2013 and 2012. The Company’s six largest vendors accounted for approximately 75% and 88% of the Company’s total purchases, respectively, for the nine months ended September 30, 2013 and 2012. No other vendors accounted for more than 10% of the Company’s total purchases.

The Company had one product that accounted for 23% and 25% of the Company’s total revenues for the three months and nine months ended September 30, 2013, respectively. The Company had one product that accounted for 17% and 16% of the Company’s total revenues for the three months and nine months ended September 30, 2012, respectively. No other products accounted for more than 10% of the Company’s total sales.

Note 4 - ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	September 30, 2013	December 31, 2012
Accounts receivable	$28,445,589	$10,258,065
Allowance for doubtful accounts	(1,544,175)	(247,269)
Accounts receivable, net	$26,901,414	$10,010,796

The following table presents the movement of the allowance for doubtful accounts:

Balance, January 1, 2013	$247,269
Addition	1,274,058
Translation adjustment	22,848
Balance, September 30, 2013	$1,544,175

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Note 5 – INVENTORIES

Inventories consist of the following:

	September 30, 2013	December 31, 2012
Raw materials	$24,144,924	$20,428,757
Packing materials	366,703	220,078
Work-in-process	34,530	219
Finished goods	2,788,237	2,243,226
Other	73,468	69,929

Total	$27,407,862	$22,962,209

Note 6 - DEPOSITS, PREPAID EXPENSES AND OTHER RECEIVABLES

Deposits, prepaid expenses and other receivables are comprised of the following:

	September 30, 2013	December 31, 2012
Prepaid income taxes	$-	$1,263,845
Other prepayments	277,918	828,676
Deposits placed with guarantors (note 14)	489,000	198,375
Interest receivable (note 7)	336,691	-
Other receivables	679,096	548,954
Total	$1,782,705	$2,839,850

Note 7 – PREPAYMENTS TO SUPPLIERS

Prepayments to suppliers are comprised of the following:

	September 30, 2013	December 31, 2012
Prepayments for raw materials	$26,937,935	$23,053,753
Prepayments for packaging materials	733,284	384,982
Total	$27,671,219	$23,438,735

As part of the Company’s strategy to reduce inventory costs, the Company maintains a balance for prepayments to suppliers in order to secure favorable pricing for raw materials.  As inventory is received throughout the period, this balance will fluctuate with the business operations.

Starting from January 1, 2013, the Company began to charge two major suppliers interest at an annual rate of 2.0% on these prepayments for raw materials. As of September 30, 2013, prepayments to these two suppliers were $20,789,359. For the three months ended September 30, 2013 and 2012, $104,324 and $Nil, respectively, of interest income was recognized on these prepayments. For the nine months ended September 30, 2013 and 2012, $332,472 and $Nil, respectively, of interest income was recognized on these prepayments. The unpaid interest balance of $336,691 as of September 30, 2013 was included in “Deposits, prepaid expenses and other receivables” (note 6).

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Note 8 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	September 30, 2013	December 31, 2012
Buildings and improvements	$27,947,267	$27,210,008
Machinery and equipment	6,056,881	5,876,467
Office equipment and furniture	336,244	332,653
Vehicles	609,372	593,296
Total	34,949,764	34,012,424
Less: accumulated depreciation	(6,377,010)	(5,144,608)
Plant and equipment, net	$28,572,754	$28,867,816

Depreciation expense was $456,392 and $284,588 for the three months ended September 30, 2013 and 2012, respectively. Depreciation expense was $1,086,914 and $920,444 for the nine months ended September 30, 2013 and 2012, respectively.

As of September 30, 2013 and December 31, 2012, property, plant and equipment with a carrying amount of $20,090,873 and $2,180,382, respectively, were pledged against the Company’s short-term and long-term loans.

Note 9 - CONSTRUCTION-IN-PROGRESS

Construction-in-progress (“CIP”) relates to facilities being built in Xi’an, Jingzhou and Kunshan.

Xi’an facility

Xi’an Tianxing has a vaccine facility and animal laboratory being built in Huxian, Xi’an.

In 2011, the Company started two projects at the vaccine facility to modify air filtration, water treatment, and other facility changes based on recommendations by outside experts hired by the Company to advise on the GMP qualification process for the vaccine facility. As of September 30, 2013, this vaccine facility had a total construction-in-progress of $2,473,589. On September 20 and 21, 2012, China’s Ministry of Agriculture (“MOA”) physically inspected this new facility and deemed the facility GMP compliant. Following physical inspection, the MOA’s inspection team recommended that the Office of the Working Committee proceed with Stage 2 of its GMP certification process. The Company expects the Stage 2 GMP inspection to be completed by the fourth quarter of 2013 and its GMP certification process to be completed thereafter.

In 2011, the Company started a facility improvement project in the amount of approximately $326,000 for the Huxian Animal Laboratory. The facility is a supporting project to the Huxian vaccine facility and is currently in Stage 2 of its GMP certification process. The Company expects the Stage 2 GMP inspection to be completed by the fourth quarter of 2013 and its GMP certification process to be completed thereafter.

Jingzhou facility

In 2011, the Company started a facility improvement project to expand veterinary medicine production capacity at the Jingzhou facility. The project includes plant construction and water supply and drainage and has an estimated total cost of $1,711,500, of which $1,208,319 had been incurred as of September 30, 2013. Due to the revision in the project blueprint to comply with GMP requirements, the project was temporarily halted. The Company expects the project will be resumed soon and completed by the end of the second quarter of 2014.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Note 9 - CONSTRUCTION-IN-PROGRESS (Continued)

Kunshan facility

In 2011, the Company started a supporting project at the Kunshan micro-organism facility that includes the construction and installation of plumbing, sewer, electrical, HVAC, fire protection and alarm system, drainage, office, lab, road construction, parking, and landscaping. As of September 30, 2013, the construction and installation of these facilities were completed, inspected and accepted. However, the construction-in-progress of $5,098,148 has not been transferred to property, plant and equipment as the Kunshan micro-organism facility was not operational at this point. During the third quarter of 2013, the Company contracted with an unrelated third party to purchase machinery and equipment at a total consideration of approximately $7,335,000, of which $3,497,980 was paid and was included in “Long-term prepayments” (note 11) as of September 30, 2013. The Company expects the purchase and installation of these equipment will be completed by the end of the second quarter of 2014.

No depreciation is provided for construction-in-progress until such time as the assets are completed and placed into service.

The construction projects the Company was in the progress of completing are as follows:

	Total in CIP
	as of
	September 30,	Estimated Cost to	Estimated	Estimated
Project	2013	Complete	Total Cost	Completion Date
Xi'an vaccine facility	$2,473,589	$-	$2,473,589	Fourth quarter of 2013
Xi'an animal laboratory	326,000	-	326,000	Fourth quarter of 2013
Kunshan micro-organism facility	5,098,148	7,335,000	12,433,148	Construction - completed, Installation of machinery and equipment – Second quarter of 2014
Jingzhou veterinary medication facility	1,208,319	503,181	1,711,500	Second quarter of 2014
Total	$9,106,056	$7,838,181	$16,944,237

As of September 30, 2013 and December 31, 2012, the Company had construction in progress amounting to $9,106,056 and $8,691,360, respectively. No interest expense had been capitalized for construction in progress for the three months and nine months ended September 30, 2013 and 2012 as management determined the amount of capitalized interest would be insignificant.

Note 10 – RESTRICTED CASH

On June 13, 2013, the Company obtained a one year loan of $815,000 (RMB 5,000,000) from Industrial and Commercial Bank of China (ICBC) Songzi Branch. The Company is required to keep 10 % of the loan or $81,500 (RMB 500,000) with the bank as collateral. During the third quarter of 2013, the collateral was reduced to $60,310 (RMB 370,000) (note 14).

Note 11 - LONG-TERM PREPAYMENTS

Long-term prepayments consist of the following:

	September 30, 2013	December 31, 2012
Deposits for equipment purchase and land use rights (note 9)	$3,863,214	$311,227
Construction deposits	387,890	377,657
Prepayments for R&D project	365,120	355,488

Deposits for other	6,116	5,955
Long-term prepayments	$4,622,340	$1,050,327

Long-term prepayments for acquisitions	$182,560	$177,744

As of September 30, 2013 and December 31, 2012, deposits for potential acquisitions totaled $182,560 and $177,744, respectively, all of which was held by an unrelated third party engaged to facilitate potential acquisition projects.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Note 12 – INTANGIBLE ASSETS

Intangible assets consist of the following:

	September 30, 2013	December 31, 2012
Land use rights	$4,930,752	$4,800,677
Technological know-how	2,282,000	2,221,800
Patents	326,000	317,400
Total	7,538,752	7,339,877
Less: accumulated amortization	(2,261,614)	(2,020,046)
Intangible assets, net	$5,277,138	$5,319,831

For the three months ended September 30, 2013 and 2012, amortization expense for intangibles assets amounted to $62,018 and $100,019, respectively. For the nine months ended September 30, 2013 and 2012, amortization expense for intangibles assets amounted to $184,496 and $300,589, respectively.

Amortization expense expected for the next five years and thereafter is as follows:

Years ending December 31,	Amount
2013	$62,278
2014	249,112
2015	249,112
2016	249,112
2017	249,112
Thereafter	4,218,412
Total	$5,277,138

As of September 30, 2013 and December 31, 2012, land use rights with a carrying amount of $1,536,847 and $1,199,456, respectively, were pledged against the Company’s short-term loans.

Note 13 – LOANS RECEIVABLE

In November 2010, the Company provided an unsecured non-interest bearing loan to Xi’an Tiantai Investment, Ltd., the Company’s acquisition advisor, in the amount of $190,400 (RMB 1,200,000) for two years from November 26, 2010 through November 25, 2012. On January 1, 2012, the Company changed this loan to an unsecured interest bearing loan at an annual interest rate of 12.0 % for eighteen months from January 1, 2012 to September 30, 2013. On June 28, 2013, the Company extended this loan for another six months from July 1, 2013 to December 31, 2013. On August 13, 2013, the entire loan was repaid.

On April 1, 2012, the Company provided a secured interest bearing loan to Shaanxi Jiali Pharmaceutical Co., Ltd., an unrelated third party, in the amount of $793,500 (RMB 5,000,000) at an annual interest rate of 12.0 % for eight months from April 1, 2012 through November 30, 2012. This loan receivable was secured by an irrecoverable corporate guarantee from Xi’an Lantech Pharmaceutical Co. Ltd., an unrelated third party. On December 1, 2012, the Company extended this loan for another five months from December 1, 2012 to April 30, 2013. On May 8, 2013, the entire loan was repaid.

As of September 30, 2013 and December 31, 2012, the Company had other unsecured non-interest bearing loans in the amount of $Nil and $94,887 respectively, due from the Company’s employees and unrelated third parties.

Interest income earned on these loans amounted to $1,932 and $54,083 for the three months ended September 30, 2013 and 2012, respectively. Interest income earned on these loans amounted to $45,713 and $65,672 for the nine months ended September 30, 2013 and 2012, respectively.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Note 14 – SHORT-TERM AND LONG-TERM LOANS

Short-term loan

On June 27, 2012, the Company entered into a line of credit agreement with Industrial and Commercial Bank of China (ICBC) Songzi Branch that allows the Company to borrow up to RMB 3,000,000. This line of credit agreement expired on June 18, 2013. The Company withdrew $478,800 (RMB 3,000,000) on July 3, 2012 at an annual interest rate determined by using the People's Bank of China floating benchmark lending rate over the same period plus 30% of that rate. This loan was secured by the Company’s buildings and land use rights in Jingzhou, Hubei Province. On June 18, 2013, the loan was fully repaid.

On August 13, 2012, the Company obtained fifteen six-month loans with Xi'an High-tech Zone Guoxin Microcredit Ltd. for a total amount of RMB 15,000,000 to meet short-term cash needs. Each loan was in the amount of $158,700 (RMB 1,000,000) at an annual interest rate of 22.4%. These loans were guaranteed by Sida. On February 5, 2013, the loans were fully repaid.

On August 27, 2012, the Company obtained a one year loan with Chang’an Bank for RMB 10,000,000 at an annual interest rate determined by using the People's Bank of China floating benchmark lending rate over the same period plus 30% of that rate. This loan was guaranteed by Xi’an Taixin Investment Guarantee Co., Ltd. For this guarantee, the Company was required to pay RMB 200,000 of fees to Xi’an Taixin Investment Guarantee Co., Ltd. and 12.5 % of the loan or $198,375 (RMB 1,250,000) is required to be kept by Xi’an Taixin Investment Guarantee Co., Ltd. to serve as collateral until the loan is repaid. This loan is also personally guaranteed by the Company’s Chairman and CEO. On August 28, 2013, the loans were fully repaid.

On January 16, 2013, the Company obtained a one year loan with Industrial Bank Co. Ltd. Xi’an branch for $4,890,000 (RMB 30,000,000) at an annual interest rate of 6.6%. This loan is secured by the Company’s land use rights and manufacturing plant located in Huxian County. This loan is also personally guaranteed by the Company’s Chairman and CEO and his wife.

On April 16, 2013, the Company obtained a one year loan from May 27, 2013 to May 26, 2014 with Postal Savings Bank of China Xi’an Branch for $3,260,000 (RMB 20,000,000) at an annual interest rate determined by using the People's Bank of China floating benchmark lending rate over the same period plus 20% of that rate, which was 7.2% at September 30, 2013. This loan is guaranteed by Xi’an Investment and Financing Guarantee Co., Ltd. For this guarantee, the Company is required to pay RMB 360,000 of fees to Xi’an Investment and Financing Guarantee Co., Ltd. and 10% of the loan or $326,000 (RMB 2,000,000) is required to be kept by Xi’an Investment and Financing Guarantee Co., Ltd. to serve as collateral until the loan is repaid. This loan is secured by the Company’s office buildings located in Xi’an, Shaanxi Province and the manufacturing equipment in Huxian County. The Company’s Chairman and CEO, his wife, and two other company’s managers have provided personal guarantees to Xi’an Investment and Financing Guarantee Co., Ltd. for the repayment of the loan.

On June 13, 2013, the Company obtained a one year loan from June 20, 2013 to June 19, 2014 with Industrial and Commercial Bank of China (ICBC) Songzi Branch for $815,000 (RMB 5,000,000) at an annual interest rate determined by using the People's Bank of China floating benchmark lending rate over the same period plus 30% of that rate, which was 7.8% at September 30, 2013. The Company is required to keep 10% of the loan or $81,500 (RMB 500,000) with the bank as collateral (note 10). During the 3rd quarter of 2013, the collateral was reduced to $60,310 (RMB 370,000). This loan is secured by the Company’s buildings and land use rights in Jingzhou, Hubei Province.

On September 10, 2013, the Company entered into a loan agreement with its Chairman and CEO. Under the agreement, the Chairman and CEO obtained a one year personal bank loan from September 12, 2013 to September 11, 2014 with Bank of Beijing of $1,630,000 (RMB 10,000,000) and lent the entire loan proceeds to the Company. The interest and repayment terms of the loan from the Chairman and CEO are identical to those of the personal bank loan. The annual interest rate is determined by using the prime rate over the same period plus 30% of that rate, which was 7.8% at the date that the loan was issued. The Company agrees to bear all the costs and expenses associated with the personal bank loan. The personal bank loan is guaranteed by Xi’an Investment and Financing Guarantee Co., Ltd. For this guarantee, the CEO is required to (i) pay $29,340 (RMB 180,000) of fees to Xi’an Investment and Financing Guarantee Co., Ltd. This cost has been paid and recorded as an expense of the Company for the three and nine months ended September 30, 2013; and (ii) place 10% of the loan or $163,000 (RMB 1,000,000) at Xi’an Investment and Financing Guarantee Co., Ltd. to serve as collateral until the loan is repaid (note 10). The Company had placed such a deposit with Xi’an Investment and Financing Guarantee Co., Ltd. as at September 30, 2013. The personal bank loan is also secured by the Chairman and CEO’s real estate properties and the Company’s office buildings located in Xi’an.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Note 14 – SHORT-TERM AND LONG-TERM LOANS (Continued)
Outstanding short-term loans consisted of the following:

	September 30, 2013		December 31, 2012			Interest
Bank	Amt RMB	Amt USD	Amt RMB	Amt USD	Due Date	Rate

ICBC Songzi Branch	-	$-	3,000,000	$476,100	06/18/13	(1)
Xi'an High-tech Zone Guoxin Microcredit Ltd.	-	-	15,000,000	2,380,500	02/12/13	22.40%
Chang’an Bank	-	-	10,000,000	1,587,000	08/26/13	(1)
Industrial Bank Co. Ltd. Xi’an branch	30,000,000	4,890,000	-	-	01/15/14	6.60%
Postal Savings Bank of China Xi’an Branch	20,000,000	3,260,000	-	-	05/26/14	(2)
ICBC Songzi Branch	5,000,000	815,000	-	-	06/19/14	(1)
Related-party Individual – Chairman and CEO	10,000,000	1,630,000	-	-	09/11/14	7.8%
Total	65,000,000	$10,595,000	28,000,000	$4,443,600

(1)	People's Bank of China floating benchmark lending rate over the same period plus 30%, which was 7.8% at September 30, 2013.
(2)	People's Bank of China floating benchmark lending rate over the same period plus 20%, which was 7.2% at September 30, 2013.

Long-term loan

On September 17, 2012, the Company entered into a two-year line of credit agreement with Shaanxi Agricultural Yanta Credit Union that allows the Company to borrow up to RMB 8,000,000. This line of credit agreement expires September 20, 2014. The Company withdrew RMB 8,000,000 on September 26, 2012 at an annual interest rate of 9.446%. The interest rate was determined annually by using the People's Bank of China floating benchmark lending rate over the same period plus the lender’s floating rate. This line of credit was secured by the Company’s office buildings located in Xi’an City. This line of credit was also personally guaranteed by the Company’s Chairman and CEO and his wife. On May 9, 2013, the loans were fully repaid.

Outstanding long-term loan consisted of the following:

	September 30, 2013		December 31, 2012			Interest
Bank	Amt RMB	Amt USD	Amt RMB	Amt USD	Due Date	Rate

Shaanxi Agricultural Yanta Credit Union	-	-	8,000,000	$1,269,600	09/20/14	9.446%

Interest expense incurred and associated with the short-term and long-term loans amounted to $181,167 and $199,658 for the three months ended September 30, 2013 and 2012, respectively. Interest expense incurred and associated with the short-term and long-term loans amounted to $517,899 and $508,667 for the nine months ended September 30, 2013 and 2012, respectively, none of which has been capitalized as part of construction-in-progress in 2013 and 2012, respectively.

Note 15 - DEFERRED GOVERNMENT GRANT

The subsidies for Good Manufacturing Practice projects were granted by Shaanxi provincial government and Xi’an municipal government which may require the subsidies to be repaid. As of September 30, 2013 and December 31, 2012, the subsidies were RMB 2,500,000, equivalent to $407,500 and $396,750, respectively.

The subsidies granted by Xi’an City Science and Technology Bureau and Xi’an City High-Tech Industrial Development Zone are required to be used exclusively for the fish disease multi associated anti-idiotypic monoclonal antibody vaccine project during the development period from January 2012 through December 2014. As of September 30, 2013 and December 31, 2012, 70% of the subsidies or RMB 4,200,000, equivalent to $684,600 and $666,540 respectively had been received and $489,000 (RMB 3,000,000) and nil has been expensed on this project and were accounted for as an offset against deferred government grant as of September 30, 2013 and December 31, 2012, respectively.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

The interest subsidies granted by Xi’an municipal government are required to be used exclusively for the chicken coccidia vaccine project in third quarter 2013. As of September 30, 2013, the subsidies or RMB 1,200,000, equivalent to $195,600 had been received and nil has been expensed on this project.

Note 16 - CAPITAL TRANSACTIONS

On March 30, 2010, the Company agreed to issue 2,500 shares of common stock to a non-executive director in exchange for services unrelated to his services as a director at the fair market value of $11.74 per share based on the closing price on March 30, 2010. On April 16, 2010, the Company entered into another agreement to grant 10,000 shares of common stock to that director for his one year service from April 1, 2010. The closing price per share on the grant date was $10.61. The common stock compensation vests in four equal quarterly installments of 2,500 shares. Shares owed were accrued at the end of each quarter at the fair market value on the grant date of $10.61 per share. On August 31, 2011, the Company entered into another agreement to grant 36,000 shares of common stock to that director for his one year service from April 1, 2011. The closing price per share on the grant date was $2.58. The common stock compensation vests in four equal quarterly installments of 9,000 shares. Shares owed were accrued at the end of each quarter at the fair market value on the grant date of $2.58 per share. Currently, the Company is working on completing the contract with this director for his service beginning April 1, 2012. As of September 30, 2013 and December 31, 2012, nil shares were to be issued to this non-executive director.

On May 26, 2009, the Company agreed to issue 5,556 shares of common stock to a director at the beginning of each term of his directorship. The trading value of the common stock on May 26, 2009 was $4.50 per share. In accordance with the agreement between the Company and this director, this director must continue to serve as a member of the Board until his successor is duly elected and qualified in order to receive the shares. As of September 30, 2013 and December 31, 2012, 5,556 shares to be issued to this non-executive director were included in the accrued expenses and amounted to $25,002.

On July 29, 2011, the Company entered into a one-year employment agreement with its CFO. Under the agreement, he is entitled to receive an aggregate 8,000 shares of common stock, 4,000 shares of which shall be issuable on the 6 month anniversary and the remaining 4,000 shares of which shall be issuable on the 12 month anniversary. The closing price per share on the grant date was $4.20. On July 29, 2012, the Company entered into another one-year employment agreement with the CFO. Under the agreement, he is entitled to receive an aggregate 8,000 shares of common stock, vested in four equal quarterly installments of 2,000 shares. The closing price per share of the stock on the next business day of the grant date was $2.17. On July 29, 2013, the Company entered into another one-year employment agreement with the CFO. Under the agreement, he is entitled to receive an aggregate 8,000 shares of common stock, vested in four equal quarterly installments of 2,000 shares. The closing price per share of the stock on the grant date was $1.37. The Board of Directors and its Compensation Committee are currently reviewing the terms and extending the CFO’s employment agreement with the Company. As of September 30, 2013 and December 31, 2012, 8,000 shares and 2,000 shares were vested to be issued to this executive amounted to $17,360 and $4,340, respectively.

Equity Compensation Plan

On December 8, 2009, the Company’s board of directors approved a stock incentive plan for officers, directors, employees and consultants entitled the “Skystar Bio-Pharmaceutical Company 2010 Stock Incentive Plan” (the “2010 Plan”). The maximum number of shares that may be issued under the 2010 Plan is 700,000 shares of common stock. The 2010 Plan was approved by the Company’s stockholders on December 31, 2009, and awards may be granted thereunder until December 7, 2019. On May 4, 2012, the Board approved common stock grants in the total amount of 442,881 shares to the Company’s employees and members of the Board of Directors, all of which grants were made pursuant to the terms and provisions of the Plan. As of September 30, 2013 and December 31, 2012, there are 247,119 shares of the Company’s common stock remaining available for future issuance under the Plan.

A summary of changes in the Company’s non-vested shares for the three months follows:

Non-vested Shares
Non-vested at January 1, 2013	6,000
Granted	8,000
Vested	(6,000)
Forfeited	-
Non-vested at September 30, 2013	8,000

As of September 30, 2013, there was $9,053 of total unrecognized compensation cost related to non-vested shares granted.  The total fair value of shares vested during the three months ended September 30, 2013 and 2012 was $4,340 and $Nil, respectively, based on the closing price of the Company’s common stock on the grant date. The total fair value of shares vested during the nine months ended September 30, 2013 and 2012 was $13,020 and $40,020, respectively, based on the closing price of the Company’s common stock on the grant date.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Note 16 - CAPITAL TRANSACTIONS (Continued)

Purchase Options

In connection with the 2009 equity offering, the Company granted 140,000 common stock purchase options to five designees of the Underwriters with a vesting date of June 30, 2010. The options are exercisable from June 30, 2010 to June 30, 2014, and each option is exercisable for one share of the Company’s common stock at an exercise price at $8.11 per share. All options were provided for services performed. As of September 30, 2013 and December 31, 2012, 140,000 common stock purchase options remained outstanding.

Outstanding purchase options do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants and purchase options using the Black-Scholes Option Pricing Model (“Black-Scholes Model”) using the following assumptions:

	Purchase Options – (1)
	September 30, 2013	December 31, 2012
Stock price	$5.85	$1.60
Exercise price	$8.11	$8.11
Annual dividend yield	-	-
Expected term (years)	0.75	1.50
Risk-free interest rate	0.10%	0.16%
Expected volatility	105%	73%

(1)	As of September 30, 2013 and December 31, 2012, 140,000 purchase options with an exercise price of $8.11 were outstanding.

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

The fair value of the 140,000 purchase options outstanding as of September 30, 2013 and December 31, 2012 was determined using the Black-Scholes Model, utilizing level 2 inputs, and the change was recorded in earnings. The Company recognized a loss of $205,758 and a gain of $7,000 from the change in fair value of derivative liability for the three months ended September 30, 2013 and 2012, respectively. The Company recognized a loss of $200,158 and a gain of $29,400 from the change in fair value of derivative liability for the nine months ended September 30, 2013 and 2012, respectively.

Following is an activity summary of the Company’s outstanding purchase options:

			Weighted-average
	Number of	Weighted –	remaining
	purchase	average	contractual term
	options	exercise price	(Year)
Outstanding at January 1, 2013	140,000	$8.11	1.50
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding at September 30, 2013	140,000	$8.11	0.75
Exercisable at September 30, 2013	140,000	$8.11	0.75

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Note 17 - STATUTORY RESERVES

Statutory reserves represent restricted retained earnings. Based on the legal formation of the entities, all PRC entities are required to set aside 10 % of net income as reported in their statutory accounts on an annual basis to the statutory surplus reserve fund. Once the total statutory surplus reserve reaches 50 % of the entity’s registered capital, further appropriations are discretionary. The statutory surplus reserve can be used to increase the entity’s registered capital (upon approval by relevant government authorities) and eliminate its future losses under PRC regulatory requirements (upon a resolution by the board of directors). The statutory surplus reserve is not distributable to shareholders except in the event of liquidation.

Appropriations to the above statutory reserves are accounted for as a transfer from unrestricted earnings to statutory reserves. There are no legal requirements in the PRC to fund these statutory reserves by the transfer of cash to any restricted accounts, and as such, the Company has not transferred any cash to these accounts. These reserves are not distributable as cash dividends.

Note 18 – TAXES

Skystar is subject to United States federal income tax. Skystar Cayman is a tax-exempt company incorporated in the Cayman Islands. Fortune Time did not have any assessable profits arising in or derived from Hong Kong for the three and nine months ended September 30, 2013 and 2012, and accordingly no provision for Hong Kong profits tax was made in these periods.

The Company’s subsidiaries and VIEs are subject to the PRC’s Enterprise Income Tax. Pursuant to the PRC Income Tax Laws, Enterprise Income Tax is generally imposed at a statutory rate of 25%. Xi’an Tianxing has been approved as a new technology enterprise, and under PRC Income Tax Laws is entitled to a preferential tax rate of 15%.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three and nine months ended September 30, 2013 and 2012:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
U.S. Statutory rate	34.0%	34.0%	34.0%	34.0%
Foreign income not recognized in the U.S.	(34.0)	(34.0)	(34.0)	(34.0)
China income tax rate	25.0	25.0	25.0	25.0
China income tax exemption	(10.0)	(10.0)	(10.0)	(10.0)
Stock-based compensation	-	-	-	1.9
Other item (1)	2.3	5.8	3.0	4.9
Total provision for income taxes	17.3%	20.8%	18.0%	21.8%

(1)
Other items are primarily for operating expenses (income) incurred by Skystar that are not deductible (taxable) in the PRC, expenses incurred by other subsidiaries that are not deductible on the consolidated level, the difference of taxable income under US GAAP rather than Chinese GAAP, and the difference of Enterprise Income Tax imposed at a statutory rate of 25% rather than preferential tax rate of 15% on the income from the subsidiaries other than Xi’an Tianxing, which resulted in an increase in the effective tax rate of 2.3% and 5.8% for the three months ended September 30, 2013 and 2012, respectively, and an increase in the effective tax rate of 3.0% and 4.9% for the nine months ended September 30, 2013 and 2012, respectively.

Other items consisted of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Income taxed at Chinese statutory rate of 25%	(0.5)%	3.6%	(0.2)%	1.7%
Valuation allowance on tax loss	1.4	0.9	1.6	1.4
Non-deductible operating expenses	1.4	1.3	1.6	1.8
Total other items	2.3%	5.8%	3.0%	4.9%

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Note 18 – TAXES (Continued)

Taxes payable consisted of the following:

	September 30, 2013	December 31, 2012
Income taxes	$821,772	$279,680
Value added taxes	3,788,607	1,409,762
Other taxes	363,023	261,315
Total	$4,973,402	$1,950,757

As of September 30, 2013 and December 31, 2012, the estimated net operating loss carry forwards of Skystar for U.S. income tax purposes amounted to $5,011,754 and $4,711,862, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, beginning in 2027 and through 2031. As of September 30, 2013 and December 31, 2012, the estimated net operating loss carry forwards of Skystar for PRC income tax purposes amounted to $4,557,142 and $3,467,227, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, beginning in 2013 and through 2018. Management believes that the realization of the arising from this loss appears to be uncertain due to the Company’s limited operating history and continuing losses for U.S. income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at September 30, 2013 and December 31, 2012. As of September 30, 2013 and December 31, 2012, the valuation allowance on tax loss of Skystar was $1,703,996 and $1,602,033, respectively, and that of PRC subsidiaries was $1,139,285 and $866,807. The Company’s management reviews this valuation allowance periodically and makes adjustments as necessary.   As of September 30, 2013, the Company had deferred tax assets amounting to $343,922 in respect of accrued expenses of $87,740 and allowance on doubtful accounts of $256,182. As of December 31, 2012, the Company had no other deferred tax amounts.

The Company did not provide for deferred income taxes and foreign withholding taxes on the cumulative undistributed earnings of foreign subsidiaries as of September 30, 2013 and December 31, 2012 of approximately $46.1 million and $35.6 million, respectively. The cumulative undistributed earnings of foreign subsidiaries were included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes or applicable withholding taxes, related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if management concluded that such earnings will be remitted in the future.

Note 19 - EARNINGS PER SHARE

The following is the calculation of earnings per share:

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Net income	$3,734,197	$2,731,254	$8,197,811	$6,334,874
Weighted average shares used in basic and diluted computation	7,617,726	7,604,800	7,615,733	7,426,082
Earnings per share:
Basic	$0.49	$0.36	$1.08	$0.85
Diluted	$0.49	$0.36	$1.08	$0.85

For the three and nine months ended September 30, 2013 and 2012, the outstanding 140,000 options were excluded from the diluted earnings per share calculation as they are anti-dilutive as the average stock price was less than the exercise prices of the options.

For the three and nine months ended September 30, 2013 and 2012, the outstanding 8,000 non-vested shares were excluded from the diluted earnings per share calculation as they were anti-dilutive.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Note 20 - RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

Amounts payable to related parties are summarized as follows:

	September 30,	December 31,
	2013	2012

Shares to be issued to related parties (Note 16)
Mark D. Chen – non-executive director and shareholder	$25,002	$25,002
Bing Mei – CFO	13,020	4,340
Total (included in other payables and accruals)	$38,022	$29,342

Amounts due to related parties
Weibing Lu – CEO (1)	$1,260,672	$608,282
Scott Cramer – non-executive director and shareholder (2)	285,780	138,169
Officers, shareholders and other related parties (3)	195,368	52,474
Total	$1,741,820	$798,925

(1)     As of September 30, 2013 and December 31, 2012, the Company had unpaid reimbursement, compensation, and advances due to Mr. Weibing Lu, the Company’s Chairman and CEO, valued at $1,260,672 and $608,282, respectively.

(2)     As of September 30, 2013 and December 31, 2012, the Company had unpaid reimbursement and compensation due to Mr. Scott Cramer valued at $285,780 and $138,169, respectively.

(3)     The amounts due to officers, shareholders and other related parties at September 30, 2013 and December 31, 2012 include unpaid reimbursement and compensation and, advances to other related parties for business expenses.

Amounts due to related parties are unsecured and interest free.

Also refer to Notes 14, 16 and 21 for other related party transactions and arrangements.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Note 21 - COMMITMENTS AND CONTINGENCIES

(a) Lease commitments

The Company recognizes lease expense on the straight-line basis over the term of the lease.

The Company entered into a tenancy agreement for the lease of factory premises of Xi’an Tianxing in Sanqiao for a period of ten years from October 1, 2004 to December 31, 2014. The annual rent for the factory premises is subject to a 10% increase every two years starting October 1, 2009. As of September 30, 2013, the annual rent for the factory premises was approximately $20,799 (RMB 127,600).

The Company leased office space in Xi’an from Mr. Weibing Lu, the Company’s Chairman and CEO, for a period of five years from January 1, 2007 to December 31, 2011 , with an annual rent of approximately $26,993 (RMB 165,600). In January 2012, the Company renewed the lease with Mr. Lu for another 5 years from January 1, 2012 to December 31, 2016 at a rent of approximately $29,340 (RMB 180,000) per year.

The Company also entered into a tenancy agreement with Mr. Weibing Lu for the lease of Shanghai Siqiang’s office in Shanghai for a period of ten years from August 1, 2007 to August 1, 2017 with an annual rent of approximately $23,472 (RMB 144,000).

The Company entered into a one year tenancy agreement for an office lease in Kunshan, Jiangsu Province from April 15, 2011 to April 14, 2012 with an annual rent of approximately $3,130 (RMB 19,200). On April 15, 2012, the Company entered into a six-month tenancy agreement for this office from April 15, 2012 to October 14, 2012 with six-month rent of approximately $ 1,696 (RMB 10,405). On October 15, 2012, the Company entered into a another six-month tenancy agreement for this office from October 15, 2012 to April 14, 2013 with a six-month rent of approximately $1,696 (RMB 10,405 ). On April 15, 2013, the Company entered into a another one-year tenancy agreement for this office from April 15, 2013 to April 14, 2014 with a one-year rent of approximately $3,836 (RMB 23,536 ).

The Company entered into a tenancy agreement for the lease of warehouse premises in Xi’an for a period of three years from July 20, 2011 to July 19, 2014 with an annual rent of approximately $38,305 (RMB 235,000) subject to a 10% increase every two years starting July 20, 2013. As of September 30, 2013, the annual rent for the warehouse premises was approximately $42,136 (RMB 258,500).

The minimum future lease payments for the next five years and thereafter are as follows:

	Unrelated third
Period	parties	Related parties	Total
Year ending December 31, 2013	$17,683	$13,203	$30,886
Year ending December 31, 2014	43,331	52,812	96,143
Year ending December 31, 2015	-	52,812	52,812
Year ending December 31, 2016	-	52,812	52,812
Year ending December 31, 2017 and thereafter	-	13,692	13,692
Total	$61,014	$185,331	$246,345

Rental expense to unrelated third parties for the three months ended September 30, 2013 and 2012 amounted to $15,570 and $15,337, respectively. Rental expense to unrelated third parties for the nine months ended September 30, 2013 and 2012 amounted to $46,569 and $45,890, respectively.

Rental expense to related parties for the three months ended September 30, 2013 and 2012 amounted to $13,038 and $12,840, respectively. Rental expense to related parties for the nine months ended September 30, 2013 and 2012 amounted to $39,113 and $38,552, respectively.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Note 21 - COMMITMENTS AND CONTINGENCIES (Continued)

 (b) Legal proceedings

From time to time, the Company is involved in legal matters arising in the ordinary course of business. Management currently is not aware of any legal matters or pending litigation that would have a significant effect on the Company’s consolidated financial statements as of September 30, 2013.

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

(c)  Ownership of leasehold property

In 2005, a shareholder contributed a leasehold office building as additional capital of Xi’an Tianxing. However, as of September 30, 2013, title of this leasehold property, with a carrying amount of $361,860 (RMB 2,220,000), has not passed to the Company. The Company does not believe there are any legal barriers for the shareholder to transfer the ownership to the Company. However, in the event that the Company fails to obtain the ownership certificate for the leasehold property, there is a risk that we may be required to vacate the building. Management believes that this possibility is remote, and, as such, no provision has been made in the consolidated financial statements for this potential occurrence.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Note 21 - COMMITMENTS AND CONTINGENCIES (Continued)

(d) R&D project

In 2008, Xi’an Tianxing contracted with Northwestern Agricultural Technology University to work jointly on an R&D project concerning the application of nano-technology in the prevention of major milk cow disease. The total projected budget for this project is approximately $652,000 (RMB 4,000,000), which is to be paid according to completed stages of the project. The project reached trial stage in September 2009. As of September 30, 2013, the Company incurred approximately $570,500 (RMB 3,500,000) of cumulative expenses relating to this project.

In 2009, Xi’an Tianxing contracted with the Fourth Military Medical University to jointly work on an R&D project on fish diseases linked immunosorbent detection kit and fish diseases multi-linked monoclonal antibody therapeutic agents. The contracted amount for this project is approximated $978,000 (RMB 6,000,000). As of September 30, 2013, the Company has incurred approximately $847,600 (RMB 5,200,000) of cumulative expenses relating to this project.

During the first quarter of 2011, Xi’an Tianxing contracted with the Fourth Military Medical University to jointly work on an R&D project to develop new treatment and diagnosis method for Mycoplasmal pneumonia of swine. The project term is from January 2011 through September 2013. The cost to the Company for the initial phase is approximately $326,000 (RMB 2,000,000). As of September 30, 2013, the Company has incurred approximately $244,500 (RMB 1,500,000).

During the second quarter of 2012, Xi’an Tianxing contracted with the Fourth Military Medical University to jointly work on an R&D project of ring disease and pseudo-rabies specific transfer factor and blue-ear disease and Mycoplasma pneumoniae disease specific transfer factor to enhance the livestock and poultry's own immuneforce and prevent the onset of conventional disease. The project term is from April 2012 through March 2013. As of September 30, 2013, the project was completed and the Company incurred expenses of $50,530 (RMB 310,000).

During the fourth quarter of 2012, Xi’an Tianxing launched eight in-house R&D projects as set forth in the following table. As of September 30, 2013, the Company incurred all the budget expenses and these projects were still under development.

During the second quarter of 2013, Xi’an Tianxing launched an R&D project to develop monoclonal antibody vaccine to prevent common fish skin disease. The cost to the Company for this project is approximately $570,500 (RMB 3,500,000). As of September 30, 2013, the Company has incurred $489,000 (RMB 3,000,000) and this project is still under development.

During the third quarter of 2013, Xi’an Tianxing launched an R&D project to develop livestock and avian disease multi-joint yolk antibody therapeutic agents and contracted with Lantian County Chicken Farm to test the effect of its developed agents. The project is expected to be completed by the end of 2014. The total projected budget for this project is approximately $717,200 (RMB 4,400,000). As of September 30, 2013, the Company has incurred $326,000 (RMB 2,000,000) and this project is still under development.

In addition, the Company also launched various R&D projects on veterinary products formula adjustment, pet drug development and fermentation engineering design and development, and lab tests. As of September 30, 2013, $1,127,359 (RMB 6,916,311) has been incurred related to these projects and lab tests.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Note 21 - COMMITMENTS AND CONTINGENCIES (Continued)

(d) R&D project (Continued)

R&D projects are summarized as follows:

	Amount	Amount	Total amount
	incurred as	expected to be	of
Project	of 09/30/2013	incurred	project
Project with Northwestern Agricultural Technology University
Application of nano-technology in the prevention of major milk cow disease	$570,500	$81,500	$652,000

Project with the Fourth Military Medical University
Fish diseases linked immunosorbent detection kit and fish diseases multi-linked monoclonal antibody therapeutic agents	847,600	130,400	978,000
New treatment and diagnosis method for Mycoplasmal pneumonia of swine	244,500	81,500	326,000
Transfer factor test	50,530	-	50,530

In-house R&D projects in 2012
Oral liquid products R&D and field trials	163,000	-	163,000
Powder for injection products R&D and field trials	163,000	-	163,000
Vitamin E injection product development	81,500	-	81,500
Anthelmintic product development	81,500	-	81,500
Three disease grams product development	81,500	-	81,500
Premixes class product development	81,500	-	81,500
Bulk powder products development	81,500	-	81,500
Livestock and fish diseases immunoassay kit development	407,500	-	407,500

In-house R&D projects in 2013
Fish monoclonal antibody vaccine	489,000	81,500	570,500
Livestock and avian disease multi-joint yolk antibody therapeutic agents	326,000	391,200	717,200

Other projects for veterinary products formula adjustment, pet drug development and fermentation engineering design and development and lab tests	1,127,359	16,300	1,143,659
Total	$4,796,489	$782,400	$5,578,889

All payments made for R&D projects have been expensed as incurred.

(e) Registered capital commitment

Skystar Kunshan’s remaining registered capital of $12,750,000 was originally required to be invested by May 7, 2012. On July 25, 2012, the Company received the approval of extension for payment of the remaining registered capital but a new due date has not been specified by the government.

(f) Capital commitment

The Company’s commitments for capital expenditure as of September 30, 2013 are as follows:

Contracted but not accrued for:
Purchase of machinery and construction (Note 9)	$4,340,201

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

Results of Operations – Three Months ended September 30, 2013 and 2012

The following table summarizes our results of operations for the three months ended September 30, 2013 and 2012.

	Three Months Ended September 30,
	2013		2012
		% of		% of
	Amount	total revenue	Amount	total revenue
Revenue	$15,992,408	100.0%	$8,933,005	100.0%
Gross Profit	$8,213,717	51.4%	$5,262,775	58.9%
Operating Expenses	$3,476,016	21.7%	$1,621,386	18.1%
Income from Operations	$4,737,701	29.6%	$3,641,389	40.8%
Other Income (Expense)	$(221,527)	(1.4)%	$(192,972)	(2.2)%
Income Tax Expenses	$781,977	4.9%	$717,163	8.0%
Net Income	$3,734,197	23.3%	$2,731,254	30.6%

Revenues.   All of our revenues are derived from the sale of veterinary healthcare and medical care products in the PRC.  For the three months ended September 30, 2013, we had revenues of $15,992,408 as compared to revenues of $8,933,005 for the three months ended September 30, 2012, an increase of $7,059,403 or 79.0%.  We generate revenue from sales of four product lines: veterinary medications, micro-organism, feed additives, and vaccines.  The selling prices of our products decreased 1.8% on average in the three months ended September 30, 2013 compared to the same period of 2012. The increase in revenue was primarily due to the increase of sales volume.

Revenue — Veterinary Medications. Revenue from sales of our veterinary medications increased by $8,047,125 or 451.8%, from $1,781,306 for the three months ended September 30, 2012 to $9,828,431 for the three months ended September 30, 2013. This increase was primarily as a result of resumed veterinary medication production at the Huxian facility and third quarter is traditionally the high season for veterinary drug business in China. Following the renewal of our GMP certificate and the resumption of production at Huxian facility, we shifted our sales focus back to our veterinary medications product line and increased our marketing and sales efforts to strengthen customer relationships and recruit new customers. We have two veterinary medication plants located in Huxian and Jingzhou, with Huxian historically being our main facility. Of the total revenues from veterinary medications during the three months ended September 30, 2013, approximately 85.9% of total revenue resulted from the sale of products from the Huxian facility. The revenue from sales of veterinary medication products was the largest revenue contributor for the entire company and contributed 61.5% of total revenue during the three months ended September 30, 2013. The selling prices of our veterinary medication products for the three months ended September 30, 2013 decreased approximately 2.9% on average from last year due to the change in product mix. The increase in revenue was primarily due to the increase of sales volume.

Revenue — Micro-Organism. Revenue from sales of our micro-organism products increased slightly by $24,519 or 0.5% from $4,922,168 for the three months ended September 30, 2012 to $4,946,687 for the three months ended September 30, 2013..

Revenue — Feed Additives. Revenue from sales of our feed additives product line decreased by $579,481 or 48.7% from $1,189,563 for the three months ended September 30, 2012 to $610,082 for the three months ended September 30, 2013. The decrease was primarily the result of our limited sales resources for the feed additive products this year. Last year, due to the temporary suspension of veterinary medication production at Huxian facility for its GMP recertification, we were able to temporarily shift some veterinary medication sales forces to the feed additive product line resulting in significantly increased feed additive sales last year. Currently, we have a feed additive plant located in Sanqiao. The selling prices of our feed additives products for the three months ended September 30, 2013 have not materially changed on average from last year. The decrease in revenue was primarily due to the decrease of sales volume.

Revenue — Vaccines. Revenue from sales of our vaccines decreased by $432,760 or 41.6% from $1,039,968 for the three months ended September 30, 2012 to $607,208 for the three months ended September 30, 2013. The decrease was primarily the result of our limited sales resources for vaccine products this year. We completed the construction of a new vaccine facility at our Huxian plant in 2010. On September 20 and 21, 2012, MOA physically inspected this new facility and deemed the facility GMP compliant. Following physical inspection, the MOA’s inspection team recommended that the Office of the Working Committee proceed with Stage 2 of its GMP certification process. The Company expects the Stage 2 GMP inspection to be completed by the fourth quarter of 2013 and the facility is GMP certified and commences production shortly thereafter. The selling prices of our vaccine products for the three months ended September 30, 2013 have not materially changed on average from last year. The decrease in revenue was primarily due to the decrease of sales volume.

Cost of Sales.   Cost of sales was $7,778,691 for the three months ended September 30, 2013, as compared to $3,670,230 for the three months ended September 30, 2012, an increase of $4,108,461 or 111.9%, as a result of significantly increased veterinary medication sales. For the three months ended September 30, 2013, raw material costs comprised the majority or approximately 80.1% of total cost of sales, packing material costs comprised approximately 16.6% of the total cost of sales, and labor costs and manufacturing overhead comprised approximately 3.3% of the total cost of sales. The decreased gross margins for the three months ended September 30, 2013 was mainly because the majority of our revenue during the three months came from the less profitable veterinary medications product line as we resumed the veterinary medication production at the Huxian facility.

Cost of Sales — Veterinary Medications.   Cost of sales of our veterinary medications product line increased from $848,105 for the three months ended September 30, 2012 to $5,826,896 for the three months ended September 30, 2013, an increase of $4,978,791 or 587.0%.  This increase was mainly due to the increase in corresponding sales as a result of resumed production at the Huxian veterinary medications facility during the third quarter of 2013. Cost of sales of veterinary medications product line comprised 74.9% of total cost of sales for the three months ended September 30, 2013.

Cost of Sales — Micro-Organism.   Cost of sales of our micro-organism product line decreased from $1,843,821 for the three months ended September 30, 2012 to $1,416,068 for the three months ended September 30, 2013, a decrease of $427,753 or 23.2%.  This decrease was mainly due to the improved control of raw material costs in micro-organism product line. In addition, less manufacturing overhead allocated to micro-organism product line this year than last year also contributed this decrease.

Cost of Sales — Feed Additives.   Cost of sales of our feed additives product line decreased from $854,114 for the three months ended September 30, 2012 to $466,490 for the three months ended September 30, 2013, a decrease of $387,624 or 45.4%.  This decrease in cost of sales was mainly due to the corresponding decrease in feed additive sales.

Cost of Sales — Vaccines.   Cost of sales of our vaccines product line decreased from $124,190 for the three months ended September 30, 2012 to $69,237 for the three months ended September 30, 2013, a decrease of $54,953 or 44.2%.  This decrease was the result of the corresponding decrease of vaccine product sales.

Operating Expenses

	Three Months Ended September 30,
	2013		2012
	Amount	% of total revenue	Amount	% of total revenue
Operating Expenses
Research and Development Costs	$324,353	2.0%	$198,838	2.2%
Selling Expenses	$1,266,444	7.9%	$692,009	7.7%
General and Administrative Expenses	$1,885,219	11.8%	$730,539	8.2%
Total Operating Expenses	$3,476,016	21.7%	$1,621,386	18.1%

Research and Development Costs.  Research and development costs totaled $324,353 for the three months ended September 30, 2013 as compared to $198,838 for the three months ended September 30, 2012, an increase of $125,515 or 63.1%. The increase was primarily due to newly launched R&D projects undertaken during the third quarter of 2013 to develop livestock and avian disease multi-joint yolk antibody therapeutic agents.

Selling Expenses.  Selling expenses totaled $1,266,444 for the three months ended September 30, 2013 as compared to $692,009 for the three months ended September 30, 2012, an increase of $574,435 or 83.0%.  This increase was mainly due to the increase of sales commission and shipping and handling costs as the result of significantly increased veterinary medication sales during the third quarter. Shipping and handling costs totaled $805,492 and $511,519 for the three months ended September 30, 2013 and 2012, respectively, an increase of $293,973 or 57.5%. Sales commission expenses totaled $374,570 and $144,860 for the three months ended September 30, 2013 and 2012, respectively, an increase of $229,710 or 158.6%.

General and Administrative Expenses.  General and administrative expenses totaled $1,885,219 for the three months ended September 30, 2013 as compared to $730,539 for the three months ended September 30, 2012, an increase of $1,154,680 or 158.1%. The increased G&A expense was mainly due to the additional allowance for doubtful accounts of $976,894 booked during the third quarter for our increased accounts receivable balance partially because of our high sales season and tepid collection during the quarter.

Other Expenses. Other net expenses were $221,527 for the three months ended September 30, 2013 as compared to $192,972 for the three months ended September 30, 2012, an increase of $28,555 or 14.8%. The increase was primarily due to the loss on fair value change of derivative liability as a result of our significantly improved stock price during the third quarter. The loss was offset by an increase on interest income we charged on our prepayments to two vendors of $332,472. We started to charge them interest starting from January 1, 2013

Provision for Income Taxes. Income tax expenses were $781,977 for the three months ended September 30, 2013 as compared to $717,163 for the three months ended September 30, 2012, an increase of $64,814 or 9.0%, representing an effective tax rate of 17.3% and 20.8% for the three months ended September 30, 2013 and 2012, respectively. For the three months ended September 30, 2013 and 2012, Xi’an Tianxing was subject to a preferential income tax rate of 15% while other PRC subsidiaries were subject to statutory tax rate of 25%. For the three months ended September 30, 2013 and 2012, Xi’an Tianxing contributed the majority of consolidated profits in China.

Results of Operations – Nine Months ended September 30, 2013 and 2012

The following table summarizes our results of operations for the nine months ended September 30, 2013 and 2012.

	Nine Months Ended September 30,
	2013		2012
		% of total		% of
	Amount	revenue	Amount	total revenue
Revenue	$32,858,294	100.0%	$25,730,190	100.0%
Gross Profit	$16,770,893	51.0%	$14,669,364	57.0%
Operating Expenses	$6,416,659	19.5%	$6,271,470	24.4%
Income from Operations	$10,354,234	31.5%	$8,397,894	32.6%
Other Income (Expenses)	$(356,405)	(1.1)%	$(294,115)	(1.1)%
Income Tax Expenses	$1,800,018	5.5%	$1,768,905	6.9%
Net Income	$8,197,811	24.9%	$6,334,874	24.6%

Revenues.   All of our revenues are derived from the sale of veterinary healthcare and medical care products in the PRC.  For the nine months ended September 30, 2013, we had revenues of $32,858,294 as compared to revenues of $25,730,190 for the nine months ended September 30, 2012, an increase of $7,128,104 or 27.7%.  We generate revenue from sales of four product lines: veterinary medications, micro-organism, feed additives, and vaccines.  The selling prices of our products decreased 2.5% on average in the nine months ended September 30, 2013 compared to the same period of 2012. The increase in revenue was primarily due to the increase of sales volume.

Revenue — Veterinary Medications. Revenue from sales of our veterinary medications increased by $12,319,114 or 170.0% from $7,248,607 for the nine months ended September 30, 2012 to $19,567,721 for the nine months ended September 30, 2013. The increase of revenue was primarily due to resumed production at the Huxian plant and our increased marketing and sales efforts for the nine months ended September 30, 2013. The revenue from sales of veterinary medication products was the largest revenue contributor for the entire company and contributed 59.6% of total revenue during the nine months ended September 30, 2013. The selling prices of our veterinary medication products for the nine months ended September 30, 2013 decreased approximately 4.3% on average from the same period of last year due to the change in product mix. The increase in revenue was primarily due to the increase of sales volume.

Revenue — Micro-Organism. Revenue from sales of our micro-organism products decreased by $1,414,432 or 11.7% from $12,059,414 for the nine months ended September 30, 2012 to $10,644,982 for the nine months ended September 30, 2013. The decrease was primarily due to weak market demand for micro-organism products in the first quarter. The selling prices of our micro-organism products for the nine months ended September 30, 2013 have not changed meaningfully on average from last year. The decrease in revenue was mainly due to the decrease of sales volume.

Revenue — Feed Additives. Revenue from sales of our feed additives product line decreased by $2,080,865 or 59.6% from $3,491,396 for the nine months ended September 30, 2012 to $1,410,531 for the nine months ended September 30, 2013. The decrease was primarily due to weak market demand for feed additive products in the first quarter and our limited sales resources for the feed additive product line this year. The selling prices of our feed additives products for the nine months ended September 30, 2013 have not changed meaningfully on average from last year. The decrease in revenue was primarily due to the decrease of sales volume.

Revenue — Vaccines. Revenue from sales of our vaccines decreased by $1,695,713 or 57.9% from $2,930,773 for the nine months ended September 30, 2012 to $1,235,060 for the nine months ended September 30, 2013. The decrease was primarily due to weak market demand for vaccine products in the first quarter and our limited sales resources for the vaccine product line this year. The selling prices of our vaccine products have not changed meaningfully on average for the nine months ended September 30, 2013 compared to those in the same period of 2012. The decrease in revenue was primarily due to the decrease of sales volume.

Cost of Sales.   Cost of sales was $16,087,401 for the nine months ended September 30, 2013, as compared to $11,060,826 for the nine months ended September 30, 2012, an increase of $5,026,575 or 45.4%, as a result of the increased sales of our veterinary medications product line after we resumed production at the Huxian facility. For the nine months ended September 30, 2013, raw material costs comprised the majority or approximately 77.9% of total cost of sales, packing material costs comprised approximately 17.4% of total cost of sales, and labor costs and manufacturing overhead comprised approximately 4.7% of the total cost of sales. The decreased gross margins was mainly because the majority of our revenue growth during the first nine months came from the less profitable veterinary medications product lines.

Cost of Sales — Veterinary Medications.   Cost of sales of our veterinary medications product line increased from $4,039,759 for the nine months ended September 30, 2012 to $11,672,910 for the nine months ended September 30, 2013, an increase of $7,633,151 or 189.0%.  This increase was mainly due to the increase in corresponding sales as a result of resumed production at the Huxian facility for the nine months ended September 30, 2013. Cost of sales of veterinary medications product line comprised 72.6% of the total cost of sales for the nine months ended September 30, 2013.

Cost of Sales — Micro-Organism.   Cost of sales of our micro-organism product line decreased from $3,920,073 for the nine months ended September 30, 2012 to $3,182,984 for the nine months ended September 30, 2013, a decrease of $737,089 or 18.8%.  This decrease was mainly due to the corresponding decreased sales. In addition, less manufacturing overhead allocated to micro-organism product line this year than last year also contributed this decrease.

Cost of Sales — Feed Additives.   Cost of sales of our feed additives product line decreased from $2,736,137 for the nine months ended September 30, 2012 to $1,081,010 for the nine months ended September 30, 2013, a decrease of $1,655,127 or 60.5%.  This decrease was mainly due to the corresponding decreased sales.

Cost of Sales — Vaccines.   Cost of sales of our vaccines product line decreased from $364,857 for the nine months ended September 30, 2012 to $150,497 for the nine months ended September 30, 2013, a decrease of $214,360 or 58.8%.  This decrease was mainly due to the corresponding decreased sales.

The following table summarizes our operating expense for the nine months ended September 30, 2013 and 2012.

	Nine Months Ended September 30,
	2013		2012
	Amount	% of total revenue	Amount	% of total revenue
Operating Expenses
Research and Development Costs	$417,740	1.3%	$533,024	2.1%
Selling Expenses	$2,213,617	6.7%	$2,068,192	8.0%
General and Administrative Expenses	$3,785,302	11.5%	$3,670,254	14.3%
Total Operating Expenses	$6,416,659	19.5%	$6,271,470	24.4%

Research and Development Costs.  Research and development costs totaled $417,740 for the nine months ended September 30, 2013 as compared to $533,024 for the nine months ended September 30, 2012, a decrease of $115,284 or 21.6%. We launched more R&D projects in this year, while the increased costs was offset against the related government grant, resulting a net decrease in R&D costs.

Selling Expenses.  Selling expenses totaled $2,213,617 for the nine months ended September 30, 2013 as compared to $2,068,192 for the nine months ended September 30, 2012, an increase of $145,425 or 7.0%.  This increase is mainly due to the increase of shipping and handling costs as well as sales commissions as the result of increased sales this year. Shipping and handling costs totaled $1,452,981 and $1,358,852 for the nine months ended September 30, 2013 and 2012, respectively, an increase of $94,129 or 6.9%. Sales commission expenses totaled $543,995 and $443,669 for the nine months ended September 30, 2013 and 2012, respectively, an increase of $100,326 or 22.6%.

General and Administrative Expenses.  General and administrative expenses totaled $3,785,302 for the nine months ended September 30, 2013 as compared to $3,670,254 for the nine months ended September 30, 2012, an increase of $115,048 or 3.1%. We recorded a higher amount of doubtful accounts this year resulting from an increase in sales. Doubtful accounts were $1,274,058 and $31,340 for the nine months ended September 30, 2013 and 2012, respectively. The increase in doubtful accounts was offset by a decrease in stock based compensation expense in the nine months ended September 30, 2013 by $1,029,049 for the stock grants on May 4, 2012 pursuant to the 2010 Stock Incentive Plan when compared to the same period last year.

Other Expenses. Other net expenses were $356,405 for the nine months ended September 30, 2013 as compared to $294,115 for the nine months ended September 30, 2012, an increase of $62,290 or 21.2%. The increase was primarily due to the loss on fair value change of derivative liability as a result of our significantly improved stock price during the third quarter. The fair value loss was offset by a decreased net interest expenses resulting from the interest income of $332,472 that we charged on the long outstanding prepayments to our two major vendors from January 1, 2013.

Provision for Income Taxes. Income tax expenses were $1,800,018 for the nine months ended September 30, 2013 as compared to $1,768,905 for the nine months ended September 30, 2012, an increase of $31,113 or 1.8%, representing an effective tax rate of 18.0% and 21.8% for the nine months ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013 and 2012, Xi’an Tianxing was subject to a preferential income tax rate of 15% while other PRC subsidiaries were subject to statutory tax rate of 25%. For the nine months ended September 30, 2013 and 2012, Xi’an Tianxing contributed the majority of consolidated profits in China.

Liquidity

For the nine months ended September 30, 2013, we used $10,020,354 of cash in operating activities, as compared to cash used in operating activities of $6,439,293 for the nine months ended September 30, 2012. The major operating activities that provided cash for the nine months ended September 30, 2013 were net income of $8,197,811 and an increase in taxes payable of $2,932,621. The major operating activities that used cash for the nine months ended September 30, 2013 were an increase in accounts receivable of $17,685,435, an increase in inventory of $3,775,636, and an increase in prepayments to suppliers of $3,552,385. The inflation rate in China accelerated more than expected to 3.1% in September 2013. We will monitor the market situation closely and continue the strategy of prepaying our suppliers to ensure the supply of raw materials at relatively lower cost levels. As of September 30, 2013, we had 75 suppliers as compared to 52 suppliers as of September 30, 2012 to which we made advances to secure our raw material needs and to obtain favorable pricing. We will continue to closely manage these advances to balance the need for lower materials cost and sufficient cash flow.

Cash used in investing activities for the nine months ended September 30, 2013 was $2,496,137, as compared to cash used in investing activities of $1,347,934 for the nine months ended September 30, 2012. Cash provided by investing activities for the nine months ended September 30, 2013 was primarily the result of collection of loans to third parties of $1,094,190. Cash used in investing activities for the nine months ended September 30, 2013 was primarily the result of payment of long-term prepayments of $3,510,666.

Cash provided by financing activities for the nine months ended September 30, 2013 was $5,596,152, as compared to cash provided by financing activities of $3,374,742 for the nine months ended September 30, 2012. Cash provided by financing activities for the nine months ended September 30, 2013 was primarily the result of proceeds from short-term loans of $10,462,400. Cash used in financing activities for the nine months ended September 30, 2013 was primarily the result of repayment of short-term and long-term loans totaled $5,794,560.

As of September 30, 2013, we had unrestricted cash of $4,456,619. Our total current assets were $88,624,051, and our total current liabilities were $28,388,062, which resulted in a net working capital of $60,235,989.

Capital Resources

We finance our ongoing operating activities by using funds from our operations and external credit or financing arrangements. We routinely monitor current and expected operational requirements and financial market conditions to evaluate the use of available financing sources. We secured $10,462,400 in short-term loans and repaid $5,794,560 of short-term and long-term loans during the nine months ended September 30, 2013. Considering our existing working capital position and our ability to access debt funding sources, we believe that our operations and borrowing resources are sufficient to provide for our current and foreseeable capital requirements to support our ongoing operations for at least next twelve months.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
R&D Project Obligations	$782,400	$782,400	$-	$-	$-
Construction-in-progress Obligations	4,340,201	4,340,201	-	-	-
Operating Lease Obligations	246,345	108,154	111,296	26,895	-
Total	$5,368,946	$5,230,755	$111,296	$26,895	$-

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

Short-term loans:

	September 30, 2013		December 31, 2012			Interest
Bank	Amt RMB	Amt USD	Amt RMB	Amt USD	Due Date	Rate

ICBC Songzi Branch	-	$-	3,000,000	$476,100	06/18/13	(1)
Xi'an High-tech Zone Guoxin Microcredit Ltd.	-	-	15,000,000	2,380,500	02/12/13	22.400%
Chang’an Bank	-	-	10,000,000	1,587,000	08/26/13	(1)
Industrial Bank Co. Ltd. Xi’an branch	30,000,000	4,890,000	-	-	01/15/14	6.600%
Postal Savings Bank of China Xi’an Branch	20,000,000	3,260,000	-	-	05/26/14	(2)
ICBC Songzi Branch	5,000,000	815,000	-	-	06/19/14	(1)
Related-party Individual – Chairman and CEO	10,000,000	1,630,000	-	-	09/11/14	7.800%
Total	65,000,000	$10,595,000	28,000,000	$4,443,600

(1)	People's Bank of China floating benchmark lending rate over the same period plus 30%, which was 7.8% at September 30, 2013.
(2)	People's Bank of China floating benchmark lending rate over the same period plus 20%, which was 7.2% at September 30, 2013.

Long-term loan:

	September 30, 2013		December 31, 2012			Interest
Bank	Amt RMB	Amt USD	Amt RMB	Amt USD	Due Date	Rate

Shaanxi Agricultural Yanta Credit Union	-	-	8,000,000	$1,269,600	09/20/14	9.446%

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

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the consolidated financial statements or otherwise stated in this MD&A were as follows:

	September 30, 2013	December 31, 2012
Assets and liabilities	1 RMB = 0.1630 USD	1 RMB = 0.1587 USD

	Nine Months Ended September 30,
	2013	2012
Statements of operations and cash flows	1 RMB = 0.16096 USD	1 RMB = 0.15865 USD

Inflation

Fuelled mainly by a surge in food prices, China's consumer prices rose more than forecast in September 2013 to 3.1% year-over-year, beating expectations for a 2.8% rise. This compares with a 2.7% rise in June. The rising prices had reduced the chance of any major monetary policy moves by the Chinese government. Some analysts said that prices were likely to rise further and that there was a risk the rate of inflation could even be above the government’s 3.5% target for some months in 2014. For the three and nine months ended September 30, 2013, we were able to secure favorable pricing by prepaying certain suppliers to lock in prices ahead of time. As a result, we did not experience as much cost pressure as evidenced in the spot market prices of raw materials. To take precautions to minimize the negative impact of cost increases that erode our profit margin, we will continue the practice of prepayments to suppliers.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of DisclosureControls and Procedures

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

Based on the evaluation, the Certifying Officers concluded that, as of September 30, 2013, our disclosure controls and procedures were not effective due to an ongoing material weakness related to the lack of accounting personnel with an appropriate level of knowledge, experience, and training in the application of U.S. GAAP.

For the nine months ended September 30, 2013, aside from the remediation measures that we initiated in the previous year, we engaged a third party consulting firm to adequately address and to assist in remediation of the identified material weakness. This consulting firm is a global leading provider of consulting and internal audit services and the only consulting firm represented on the COSO advisory board guiding the development of a conceptual framework on Enterprise Risk Management. With such additional external assistance, we are in the process of improving our accounting policies and procedures manual in accordance to US GAAP, and are going to provide proper training on the manual for our accounting team and continue to standardize our accounting treatments in compliance with US GAAP, especially non-routine transactions, and improve our accounting team’s US GAAP competence.

In September 2013, this third party consulting firm completed its initial field work at our main administrative offices in China and helped us to develop a draft of new accounting policies and procedures manual in accordance to US GAAP. We intend to complete the project on or before the end of 2013 and to conduct quarterly assessments of the state of the Company’s financial reporting measures and systems.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is involved in legal matters arising in the ordinary course of business. Management currently is not aware of any legal matters or pending material litigation that would have a significant effect on the Company’s consolidated financial statements as of September 30, 2013.

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

SKYSTAR BIO-PHARMACEUTICAL COMPANY

November 14, 2013	By:	/s/ Weibing Lu
Weibing Lu
Chief Executive Officer
(Principal Executive Officer)

November 14, 2013	By:	/s/ Bing Mei
Bing Mei
Chief Financial Officer
(Principal Financial and Accounting Officer)

