Form 10-K
period 2013-12-31
SKYSTAR BIO-PHARMACEUTICAL CO
filed 2014-03-31
CIK 1076939

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number: 001-34394

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☑

As of June 28, 2013, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $7.7 million based on a closing price of $1.28 per share of common stock as reported on the NASDAQ Stock Market on such date.

On March 12, 2014, we had 7,604,800 shares of common stock issued and outstanding.

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

Our fiscal year begins on January 1, and ends on December 31, and any references herein to "Fiscal 2013" mean the year ended December 31, 2013, and references to other "Fiscal" years mean the year ending December 31, of the year indicated.

We obtained statistical data, market data and other industry data and forecasts used in this Form 10-K from publicly available information. While we believe that the statistical data, industry data, forecasts and market research are reliable, we have not independently verified the data, and we do not make any representation as to the accuracy of that information.

When used in this Annual Report, the terms the “Company,” “Skystar,” “we,” “us,” “our,” and similar terms refer to Skystar Bio-Pharmaceutical Company, a Nevada corporation, and our subsidiaries and variable interest entities.

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

On April 21, 2010, Kunshan Sikeda Biotechnology Co., Ltd. (“Kunshan Sikeda”) was incorporated in Kunshan, Jiangsu Province, China with a registered capital of $81,850 (RMB 500,000), of which Xi’an Tianxing and Sida each contributed $ 40,925 (RMB 250,000). Kunshan Sikeda is jointly owned by Xi’an Tianxing and Sida. On July 31, 2013, Kunshan Sikeda was dissolved.

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

On August 11, 2010, Sida became the parent company of Skystar Biotechnology (Jingzhou) Co., Limited (“Skystar Jingzhou”), a company established in Jingzhou, Hubei Province, China on February 5, 2010, with registered capital of approximately $ 4.3 million (RMB 26,000,000) paid by Sida.

On March 15, 2011, Xi’an Tianxing formed Xi’an Sikaida Bio-products Co., Ltd. (“Xi’an Sikaida”) with a registered capital of approximately $1,637,000 (RMB 10,000,000 ) paid by Xi’an Tianxing.

Hereinafter, Skystar, Skystar Cayman, Fortunate Time, Sida, Xi’an Tianxing, Skystar Kunshan, Skystar Jingzhou, Shanghai Siqiang, and Xi’an Sikaida are sometimes collectively referred to as the “Company”.

Our current organizational structure is as follows (the percentages depict the current equity interests):

Skystar Bio-Pharmaceutical Company (Nevada)
100% Ownership
Skystar Bio-Pharmaceutical (Cayman) Holdings Co. Ltd. (Cayman Islands)
100% Ownership
Fortunate Time International Ltd. (Hong Kong)
Outside China
100% Ownership
100% Ownership
Inside China
Sida Biotechnology (Xi'an) Co. Ltd. (China - Wholly Owned Foreign Enterprise)
Skystar Biotechnology (Kunshan) Co. Ltd. (China - Wholly Owned Foreign Enterprise)
Contractual Agreement
100% Ownership
Xi'an Tianxing Bio-Pharmaceutical Co. Ltd. (China - Variable Interest Entity)
Skystar Biotechnology (Jingzhou) Co. Ltd. China
100% Ownership
100% Ownership
Xi'an Sikaida Bio-Products Co. Ltd. (China)
Shanghai Siqiang Biotechnological Co. Ltd. (China)

Our Products

We have four major product lines:

1.	Our micro-organism products line includes over 16 products and accounted for 31.9% of our revenue in 2013.

2.	Our veterinary medicine line for poultry and livestock includes over 145 products and accounted for 60.1% of our revenue in 2013.

3.	Our feed additives line includes over 16 products and accounted for 4.2% of our revenue in 2013.

4.	Our bio-pharmaceutical veterinary vaccine line includes over 10 products and accounted for 3.8% of our revenue in 2013.

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

China has become the second largest market after the United States for consumption of animal health products and China’s animal health products industry is expected to continue to maintain sustained growth in the future. However, the growth of China's animal health products industry is largely attached to the development of China's animal husbandry industry. The slowdown of the domestic economy in 2013 contributed to decreased earnings of the farming industry in China. Although the overall epidemic situation was stable, some provinces had outbreaks during the year and farmers suffered heavy losses. Despite the impact of these negative events, as Chinese national income and per capita income continue to improve, people’s demand for meat and eggs will increase accordingly. As a result, the overall trend of development of animal husbandry in China is promising, which will benefit the Chinese veterinary industry in a long run.

Distribution Methods of Our Products and Our Customers

As of December 31, 2013, we had over 4,000 customers in 29 provinces in China, including 2,893 distributors and 1,122 direct customers.  Of the 2,893 distributors, 360 are physical stores that have outer signage with our logo and sell products from our four product lines exclusively that are known as “franchise distributors.”

We recognize the importance of branding as well as packaging. All of our products have uniform branding while being specifically designed to also differentiate our four product lines.

We conduct promotional marketing activities within the provinces we operate to publicize and enhance our image as well as to reinforce the recognition of our brand name, including:

•	sending sales teams to rural and urban areas to promote awareness of poultry and livestock conventional disease, educate farmers about prevention and treatment of diseases, and provide demonstrations in the field to promote our products;

•·	participating in various meetings, seminars, symposiums, exhibitions for bio-pharmaceutical and other related industries;

•	organizing cooperative promotional activities with distributors and providing discounted prices to major customers; and

•	sending direct mailing to major customers.

None of our customers accounted for 10% or more of our total revenues in 2013.

Competition

China has one of largest and fast-growing animal health product industries in the world. Competition from biopharmaceutical companies and biotechnology companies is intense and is expected to increase. After implementation of Good Manufacturing Practices (GMP) Standard by the Chinese government in 2005, there are currently approximately 2,000 GMP certified veterinary drug manufacturers in China, of which the majority are privately held small businesses with annual output less than $8 million (RMB 50 million) each. Although we are one of the leading providers and distributors of veterinary healthcare and medical care products in China, some of our competitors and potential competitors have greater product development capabilities and financial, scientific, marketing and human resources than we do. In general, we have two major competitors in China – China Animal Husbandry Industry Co. Ltd. and Qilu Animal Health Production Co., Ltd. Each of them has more assets and a larger market share. Individually, Qilu Animal Health Production Co., Ltd. and China Animal Husbandry Industry Co. Ltd. are our primary competitors in the sector of veterinary medicine products. Qilu Animal Health Production Co., Ltd., China Animal Husbandry Industry Co. Ltd and Guangdong VTR Bio-Tech Co., Ltd are our primary competitors in the sectors of micro-organism and feed additives products. Xinjiang Tecon Animal Husbandry Bio-technology Co., Ltd. and Inner Mongolia Jinyu Group Stock Company are our primary competitors in the sector of veterinary vaccine products. We believe we are able to compete with these competitors because of our quick response to market demand, a full range of product offerings, quality customer service, and competitive prices. Other than these named competitors, most of our other competitors are privately held and vary greatly in terms of scale of operations.

Sources and Availability of Raw Materials

Xi’an Yanghua Chemical Co., Ltd., Xi’an Fandike Chemical Technology Co., Ltd., Xi’an Chenyue Trading Co., Xi’an Lijun Baichuan Pharmaceutical Chemical Co., Ltd. and Xi'an Wan Shou Bei Lu Longkui Chinese Medicine Store collectively supplied over 86% of the raw materials we used to manufacture our products in 2013.  We design, create prototypes for, and manufacture our products at our facilities located at Xi’an city, Shaanxi Province, China and Jingzhou, Hubei Province, China.  Our principal raw materials include various chemical compounds including praziquantel, dexamethasone sodium phosphate, stachyose, zeolite, and yeast.  We also use Chinese herbs such as Huanglian (Chinese Goldthread) as raw materials, which are supplied to us by Xi'an Wan Shou Bei Lu Longkui Chinese Medicine Store.  Our raw materials generally are not scarce and are readily available from a wide range of sources.  Accordingly, we do not have any continuing or long-term supply agreements with any of these suppliers, and purchase our raw materials from them on a per purchase order basis.  The prices for these raw materials are nevertheless subject to market forces largely beyond our control, including energy costs, organic chemical feedstock, market demand, and freight costs.  The prices for these raw materials have varied significantly in the past and may vary significantly in the future.

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

We intend to seek other licenses or apply for exclusivity as necessary in order to protect our rights, and we also enter into confidentiality, non-compete and invention assignment agreements with our employees and consultants and nondisclosure agreements with third parties.  Skywing, Stardove, Tian Xing,  Hao Shou Yi, and the Chinese characters that transliterate as “Jia Teng Jun,” "Jia Teng", “Lan Yuan Kang”, “Bao Li Jian”, and “Bi Ke Ting” are our registered trademarks in the PRC.

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

Iron dextran injection (10ml: 1g)

Praziquantel Tablets

Potassium penicillin injection

Vitamin C Injection

Neomycin Sulfate Soluble Powder

Compound Sulfamethoxydiazine Sodium Injection

Sulfaquinoxaline Sodium Soluble Powder (10%)

Pefloxacin Mesylate Soluble Powder

Ofloxacin Soluble Powder

Florfenicol Injection

Norfloxacin Nicotinic Soluble Powder

Tilmicosin Premix

Lincomycin Hydrochloride Injection (10ml:1.5g)

Pefloxacin Mesylate Injection

Colistin Sulfate Soluble Powder

Xiaochaihu San

Zhili San

Shengru San

Baitouweng San

Bailong San

Longdan Xiegan San

Fuzheng Jiedu San

Feizhucai

Yujin San

Baotai Wuyou San

Jingfang Baidu San

Xiang Xun San

Jianwei San

Xiaoji San

Yimu Shenghua San

Qingwen Baidu San

Danjibao

Yinqiao San

Maxing Shigan San

Huanglian Jiedu San

Cuiqing San

Doxycycline hydrochloride soluble powder

Sulfamonomethoxine Sodium Powder

Lincomycin Hydrochloride Soluble Powder

Thiamphenicol Injection

Gentamycin Sulfate Powder

Ivermectin Premix

Spectinomycin Hydrochloride Injection

Veterinary Drug (2010) 270261065

Veterinary Drug (2013)270265165

Veterinary Drug (2013)270265076

Veterinary Drug (2013)270265171

Veterinary Drug (2013)270265134

Veterinary Drug (2013)270265188

Veterinary Drug (2013)270265100

Veterinary Drug (2013)270265053

Veterinary Drug (2013)270265178

Veterinary Drug (2013)270265037

Veterinary Drug (2013)270261174

Veterinary Drug (2013)270261523

Veterinary Drug (2013)270266011

Veterinary Drug (2013)270266081

Veterinary Drug (2013)270261608

Veterinary Drug (2013)270265102

Veterinary Drug (2013)270262616

Veterinary Drug (2013)270266024

Veterinary Drug (2013)270265174

Veterinary Drug (2013)270265172

Veterinary Drug (2013)270265051

Veterinary Drug (2013)270265148

Veterinary Drug (2013)270265111

Veterinary Drug (2013)270265146

Veterinary Drug (2013)270265132

Veterinary Drug (2013)270265127

Veterinary Drug (2013)270265057

Veterinary Drug (2013)270262040

Veterinary Drug (2013)270262178

Veterinary Drug (2013)270265055

Veterinary Drug (2013)270265018

Veterinary Drug (2013)270262758

Veterinary Drug (2013)270261624

Veterinary Drug (2013)270262124

Veterinary Drug (2013)270266293

Veterinary Drug (2013)270262146

Veterinary Drug (2013)270266179

Veterinary Drug (2013)270266185

Veterinary Drug (2013)270262263

Veterinary Drug (2013)270261412

Veterinary Drug (2013)270269704

Veterinary Drug (2013)270261253

Veterinary Drug (2013)270262665

Xi’an Tianxing is also waiting for the Ministry of Agriculture to approve its application for manufacturing and distribution of its new veterinary products.  The product names that were submitted to Ministry of Agriculture for approval are listed below and their approval numbers are to be determined.

Veterinary Drug Products	Approval Number
Ofloxacin injection	Not Available
Sulfuric Kanamycin	Not Available
Naproxen Injection	Not Available

Albendazole tablets avermectin Florfenicol powder Heat dispersion Ceftiofur sodium injection Evergreen grams of insects scat	Not Available Not Available Not Available Not Available Not Available

Approved Drugs and Veterinary Products - Skystar Jingzhou

Skystar Jingzhou is approved by the Chinese Ministry of Agriculture to manufacture and distribute veterinary drugs.  Such approvals certify Skystar Jingzhou’s products as conforming to government-mandated standards.  The approvals are issued for a period of 5 years and may be renewed 6 months prior to their expiration date.  The veterinary drugs and their approval numbers are listed below:

Veterinary Drug Products	Approval Number
Povidone-iodine solution	Veterinary Drug (2012)170141575
Povidone-iodine solution	Veterinary Drug (2012)170141577
Sulfaquinoxaline sodium soluble powder	Veterinary Drug (2012)170141624
The sulfa chloropyrazine sodium soluble powder	Veterinary Drug (2012)170141628
Ciprofloxacin hydrochloride soluble powder	Veterinary Drug (2012)170142159
Enrofloxacin solution	Veterinary Drug (2012)170141297
Jing anti-sepsis scattered	Veterinary Drug (2012)170145127
The multi flavor stomach scattered	Veterinary Drug (2012)170145063
Aphrodisiac scattered	Veterinary Drug (2012)170145188
Qingwenbaiduyin scattered	Veterinary Drug (2012)170145165
Pulsatilla scattered	Veterinary Drug (2012)170145053
Albendazole tablets	Veterinary Drug (2012)170141194
Concentrated glutaraldehyde solution	Veterinary Drug (2012)170149073
Enrofloxacin powder	Veterinary Drug (2012)170149107
Norfloxacin powder	Veterinary Drug (2012)170149096
Florfenicol powder	Veterinary Drug (2012)170149014
Florfenicol powder	Veterinary Drug (2012)170142538
Vitamin B complex powder	Veterinary Drug (2012)170146071
Fuzhengjiedu scattered	Veterinary Drug (2012)170145076
Huanglianjiedu scattered	Veterinary Drug (2012)170145178
Deworming scattered	Veterinary Drug (2012)170145089
Heat dispersion	Veterinary Drug (2012)170145161
Praziquantel tablets	Veterinary Drug (2012)170141174
Addition and subtraction eliminate yellow scattered	Veterinary Drug (2012)170149240
Benzalkonium bromide solution Albendazole powder Benzalkonium bromide solution	Veterinary Drug (2012)170149004 Veterinary Drug (2013)170149001 Veterinary Drug (2013)170141232

Skystar Jingzhou is also waiting for the Ministry of Agriculture to approve its application for manufacturing and distribution of its new veterinary products.  The product names that were submitted to Ministry of Agriculture for approval are listed below and their approval numbers are to be determined.

Veterinary Drug Products	Approval Number
Hydrochloride doxycycline soluble powder	Not Available
Of colistin sulfate soluble powder	Not Available
Spectinomycin hydrochloride lincomycin hydrochloride soluble powder	Not Available
Florfenicol powder	Not Available
Tylosin tartrate soluble powder	Not Available
Compound amoxicillin powder	Not Available
Oral rehydration salts	Not Available
Doxycycline injection	Not Available
Lincomycin Hydrochloride Injection	Not Available
Florfenicol Injection	Not Available
Sulfamethoxazole injection of sodium methoxy pyrimidine	Not Available
Enrofloxacin Injection	Not Available
The size of the sulfuric acid celebrate Connaught mycophenolate injection	Not Available
Difloxacin hydrochloride injection	Not Available
Composite phenolic	Not Available
Longdanxiegan scattered	Not Available

Andrographis scattered four flavor	Not Available
Of Robenidine powder hydrochloride	Not Available
Menadione Sodium bisulfite powder	Not Available
Omphalia betel nut powder	Not Available
Board yellow powder	Not Available
Hepatobiliary Unicorn Powder	Not Available
Yinqiao Banlangen scattered	Not Available
The green board Treats scattered	Not Available
Sodium periodate solution	Not Available
Compound iodine	Not Available

Government Approval and Regulation of our Principal Products or Services

Government approval is required for the production of bio-pharmaceutical products.  The Chinese Ministry of Agriculture has granted Xi’an Tianxing three government permits to produce the following products: Forage Additive Products, Additive and Mixed Forage Products, and Veterinary Medicine Products.  For the production of the veterinary medicine, there is a national standard known as the Good Manufacturing Practice (“GMP”) standard. A company must establish its facility according to GMP standards, including both the facility and the production process.  After establishing such facility, the company files an application to operate the facility with the PRC Ministry of Agriculture, which then sends a team of specialists to conduct an on-site inspection of the facility.  A company cannot start production at the facility until it receives approval from the Ministry of Agriculture to begin operations.   In addition, the Chinese Ministry of Agriculture has granted Xi’an Sikaida the government permit to produce veterinary vaccine products. The Chinese Ministry of Agriculture has also granted Skystar Jingzhou the government permit to produce veterinary medicine products. As of December 31, 2013, Xi’an Tianxing, Xi’an Sikaida and Skystar Jingzhou have the requisite approvals and licenses from the Ministry of Agriculture in order to operate our production facilities.

Research and Development

We place great emphasis on product research and development, and we work closely with two research institutes in the veterinary science field.

With Shanghai Poultry Verminosis Institute, which is a part of the Chinese Academy of Agricultural Sciences, we jointly established the Skystar Research and Development Center in Shanghai.  We are currently working on culture isolation and purification of various livestock and poultry common pathogen species on this research facility.

We also established an R&D center located on our premises in Huxian with the Shaanxi Microbial Institute, the only microbial research institute in northwest China.  We provide for the running and operation of the research center, including research equipment and materials.  In exchange, we have exclusive rights to any technology derived from any research project that we solely fund.  We and the Shaanxi Microbial Institute mutually staff research personnel at, and joint-appointment of the director for, the research center.  The Institute, however, is not obligated to us with respect to a specific amount of time or a specific project.  We are currently working on the following projects at this research center:

•	Development of common fish, livestock, poultry pathogen immunodiagnostic reagents, therapeutic agents and preventive reagents.

•	Development of fish, livestock, and poultry disease multi-specific transfer factor, and

•	Development of mononuclear vaccine biological agents.

During the first quarter of 2008, Xi’an Tianxing contracted with Northwestern Agricultural Technology University to jointly work on an R&D project concerning the application of nano-technology in the prevention of major milk cow disease.  The project reached trial stage in March 2009 and remains in progress as of December 31, 2013. We have submitted an application to obtain veterinary permits for the new product. In 2009, Xi’an Tianxing contracted with the Fourth Military Medical University to jointly work on fish diseases linked immunosorbent detection kit and fish diseases multi-linked monoclonal antibody therapeutic agents. The project remains in progress as of December 31, 2013.

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

During the second quarter of 2012, Xi’an Tianxing contracted with the Fourth Military Medical University to jointly work on an R&D project of ring disease and pseudo-rabies specific transfer factor and blue-ear disease and Mycoplasma pneumoniae disease specific transfer factor to enhance the livestock and poultry's own immuneforce and prevent the onset of conventional disease. The project is currently in clinical research stage. During the fourth quarter of 2012, Xi’an Tianxing launched eight in-house R&D projects to develop oral liquid product, powder for injection product, Vitamin E injection product, anthelmintic product, three disease grams product, premixes class product, bulk powder product and livestock and fish diseases immunoassay kit. All eight projects remain in progress as of December 31, 2013.

During the second quarter of 2013, Xi’an Tianxing launched an in-house R&D project to develop monoclonal antibody vaccine to prevent common fish skin disease. During the third quarter of 2013, Xi’an Tianxing launched another in-house R&D project to develop livestock and avian disease multi-joint yolk antibody therapeutic agents and contracted with Lantian County Chicken Farm to test the effect of its developed agents. Both projects remain in progress as of December 31, 2013.

In addition, the Company also launched various R&D projects on veterinary products formula adjustment, pet drug development, fermentation engineering design and development, GMP inspection trial production tests and lab tests.

In 2013, we spent $956,028, or approximately 2.3%, of our revenue on R&D.    In 2012, we spent $2,154,241, or approximately 6.4%, of our revenue on R&D.

Employees

As of December 31, 2013, we have 318 employees, of which 136 employees are production personnel, 71 employees are sales personnel, 24 employees are research and development personnel, and 87 employees are administrative personnel. None of our employees are covered by collective bargaining agreements. We consider our relationships with our employees to be good. We also employ consultants on an as needed basis.

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

We have a relatively limited operating history. Xi’an Tianxing, the variable interest entity through which we operate the majority of our business, commenced operations in 1997 and first achieved profitability in the quarter ended September 30, 1999. We acquired the Jingzhou plant and related assets through bankruptcy court and started production in the third quarter of 2010 and the asset acquisition was completed in August of 2010.  We completed the acquisition of the Kunshan micro-organism plant in September 2011. The facility renovation construction was completed in 2012, and the related inspection was completed and accepted in March 2013. However, this facility is not currently operational. Accordingly, you should consider our future prospects in light of the risks and uncertainties typically experienced by companies such as ours in evolving industries such as the bio-pharmaceutical industry in China. Some of these risks and uncertainties relate to our ability to:

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

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. As directed by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on our internal controls over financial reporting in their annual reports. As of the end of the most recently completed fiscal year ended December 31, 2013, our SOX certifying officers concluded that, as of December 31, 2013, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting. As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, we concluded that our personnel lacked the requisite U.S. GAAP experience. Management’s assessment of the control deficiency over accounting and finance personnel as of December 31, 2013 and 2012 considered the same factors, which included:

•	the number of adjustments proposed by our independent auditors during our quarterly review and annual audit processes;
•	the significance of the audit adjustments impact on the overall financial statements;
•	how appropriately we complied with U.S. GAAP on transactions; and
•	how accurately we prepared supporting information to provide to our independent auditors on a quarterly and annual basis.

We carried out a number of measures to address and remediate these material weaknesses related to the insufficient number of U.S. reporting accounting and finance personnel and overall lack of requisite experience in U.S. GAAP. While we achieved significant improvements related to these material weaknesses, we believes that such efforts have not yet yielded the results required to fully remediate them. In 2013, in addition to the previously employed remediation measures, we engaged a third party consulting firm to address and assist in these matters. As a result, we are in the process of improving its accounting policies and procedures manual in accordance to U.S. GAAP, its accounting personnel receiving proper training on the manual, continuing to standardize our accounting treatments in compliance with U.S. GAAP, especially, non-routine transactions, and improving accounting team’s U.S. GAAP competence. This work is ongoing and we intend to complete it on or before the end of fiscal year 2014. If we cannot provide financial reports or prevent fraud, our business reputation and operating results could be harmed. Inferior internal controls also could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

If we are unable to pay the remaining registered capital, our business license of Skystar Kunshan could be revoked.

On May 7, 2010, Fortunate Time formed Skystar Biotechnology (Kunshan) Co., Limited (“Skystar Kunshan”) in Kunshan, Jiangsu Province, China with a registered capital of $15,000,000, of which $2,250,000 was paid by Fortunate Time in cash. Skystar Kunshan’s remaining registered capital of $12,750,000 was originally required to be invested by May 7, 2012.On March 26, 2014, the Company received the approval of extension for payment of the remaining registered capital by May 6, 2015. If we are unable to pay the remaining registered capital, it may increase the risk of losing business license renewal of Skystar Kunshan.

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

Material prepayment for raw material purchases may increase the risk of loss resulting from non-delivery of goods by our suppliers

We periodically make prepayments to a few raw materials suppliers. Material prepayments we make for raw materials increases our exposure to loss resulting from potential non-delivery of goods or refund of prepayments by suppliers.

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

We depend on a core management including Mr. Weibing Lu, our Chairman of the Board and CEO, and scientific team. The loss of any of these individuals could prevent us from achieving our business objective of commercializing our product candidates. Our future success will depend in large part on our continued ability to attract and retain other highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing and government regulation. We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations. If our recruitment and retention efforts are unsuccessful, our business operations could suffer.

Downturn in the global economy may slow domestic growth in China, which in turn may affect our business.

Due to the slowing of the global economy and its effect on demand for Chinese imports, China may not be able to maintain its recent growth rates. Although we do not presently export any of our products, our earnings may become unstable if China’s domestic growth slows significantly and the demand for meats and poultry declines.

Risks Related to Our Corporate Structure

Chinese laws and regulations governing our businesses and the validity of certain of our contractual arrangements are uncertain. If we are found to be in violation of applicable laws and regulations, we could be subject to sanctions. In addition, changes in such Chinese laws and regulations may materially and adversely affect our business.

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

The Chinese government regulates the bio-pharmaceutical industry including foreign ownership of, and the licensing and permit requirements pertaining to, companies in the bio-pharmaceutical industry. These laws and regulations are relatively new and evolving, and their interpretation and enforcement involve significant uncertainty. As a result, in certain circumstances it may be difficult to determine what actions or omissions may be deemed to be a violation of applicable laws and regulations. Issues, risks and uncertainties relating to Chinese government regulation of the bio-pharmaceutical industry include the following:

•	we only have contractual control over Xi’an Tianxing. We do not own it due to the restriction on foreign investment in Chinese businesses; and
•	uncertainties relating to the regulation of the bio-pharmaceutical business in China, including evolving licensing practices, means that permits, licenses or operations at our company may be subject to challenge. This may disrupt our business, or subject us to sanctions, requirements to increase capital or other conditions or enforcement, or compromise enforceability of related contractual arrangements, or have other harmful effects on us.

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

Because we rely on the consulting services agreement with Xi’an Tianxing for the majority of our revenue, the termination of this agreement would severely and detrimentally affect our continuing business viability under our current corporate structure.

We are a holding company and do not have any assets or conduct any business operations. As a result, our revenues are primarily dependent on dividend payments from Sida after it receives payments from Xi’an Tianxing pursuant to the consulting services agreement which forms a part of the contractual arrangements between Sida and Xi’an Tianxing. The consulting services agreement may be terminated by written notice of Sida or Xi’an Tianxing in the event that: (a) one party causes a material breach of the agreement, provided that if the breach does not relate to a financial obligation of the breaching party, that party may attempt to remedy the breach within 14 days following the receipt of the written notice; (b) one party becomes bankrupt, insolvent, is the subject of proceedings or arrangements for liquidation or dissolution, ceases to carry on business, or becomes unable to pay its debts as they become due; (c) Sida terminates its operations; (d) Xi’an Tianxing’s business license or any other license or approval for its business operations is terminated, cancelled or revoked; or (e) circumstances arise which would materially and adversely affect the performance or the objectives of the agreement. Additionally, Sida may terminate the consulting services agreement without cause. Because neither we nor our direct and indirect subsidiaries own equity interests of Xi’an Tianxing, the termination of the consulting services agreement would sever our ability to continue receiving payments from Xi’an Tianxing under our current holding company structure. While we are currently not aware of any event or reason that may cause the consulting services agreement to be terminated, we cannot assure you that such an event or reason will not occur in the future. In the event that the consulting services agreement is terminated, this may have a severe and detrimental effect on our continuing business viability under our current corporate structure, which in turn may affect the value of your investment.

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

Our corporate structure together with applicable law impede shareholders from asserting claims against our and our principals.

All of our operations and records, and most of our senior management are located in the People’s Republic of China. Shareholders of companies such as ours have limited ability to assert and collect on claims in litigation against such companies and their principals. In addition our operations are located in VIEs, which are entities owned by third parties and not by us but which are controlled by us by virtue of contractual relationships. The VIE structure could further impede the ability of a person to prove a claim or collect on a judgment against us. Finally, China has very restrictive secrecy laws that prohibit the delivery of many of the financial records maintained by a business located in China to third parties absent Chinese government approval. Since discovery is an important part of proving a claim in litigation, and since most if not all of our records are in China, Chinese secrecy laws could frustrate efforts to prove a claim against us or our management.

In order to commence litigation in the United States against an individual such as an officer or director, that individual must be served. While directors and officers of a Nevada corporation such as ours may be easily served for purposes of a suit against them in Nevada for breach of fiduciary duty and there are means of serving individuals who reside outside the United States in other litigation, generally service requires the cooperation of the country in which a defendant resides. China has a history of failing to cooperate in efforts to effect such service upon Chinese citizens in China.

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

Since 1979, Chinese legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their nonbinding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, the Chinese legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until sometime after the violation. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

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

The audit report incorporated by reference in this filing is prepared by auditors who are not inspected by the Public Company Accounting Oversight Board and, as such, you may not have the benefits of such inspection.

Our independent registered public accounting firm that issues the audit reports included in our Annual Reports filed with the U.S. Securities and Exchange Commission, as auditors of companies that are traded publicly in the United States and registered with the U.S. Public Company Accounting Oversight Board (“the “PCAOB”), is required by the laws of the United States to undergo regular inspections by the PCAOB to assess its compliance with the laws of the United States and professional standards. Because we have substantial operations within the Peoples' Republic of China and the PCAOB is currently unable to conduct inspections of the work of our auditors as it relates to those operations without the approval of the Chinese authorities, our auditors are not currently inspected fully by the PCAOB. In May 2013, PCAOB announced that it had entered into a Memorandum of Understanding on Enforcement Cooperation with the CSRC and the PRC Ministry of Finance, which establishes a cooperative framework between the parties for the production and exchange of audit documents relevant to investigations undertaken by PCAOB, the CSRC or the PRC Ministry of Finance in the United States and the PRC, respectively. PCAOB continues to be in discussions with the CSRC and the PRC Ministry of Finance to permit joint inspections in the PRC of audit firms that are registered with PCAOB and audit Chinese companies that trade on U.S. exchanges.

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

Risks Related to the Common Stock

Techniques employed by manipulative short sellers in Chinese small cap stocks may drive down the market price of our common stock

Short selling is the practice of selling securities that the seller does not own but rather has, supposedly, borrowed from a third party with the intention of buying identical securities back at a later date to return to the lender. The short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. As it is therefore in the short seller’s best interests for the price of the stock to decline, many short sellers (sometime known as “disclosed shorts”) publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects in order to create negative market momentum and generate profits for themselves after selling a stock short. While traditionally these disclosed shorts were limited in their ability to access mainstream business media or to otherwise create negative market rumors, the rise of the Internet and technological advancements regarding document creation, videotaping and publication by weblog (“blogging”) have allowed many disclosed shorts to publicly attack a company’s credibility, strategy and veracity by means of so-called research reports that mimic the type of investment analysis performed by large Wall Street firms and independent research analysts. These short attacks have, in the past, led to selling of shares in the market, on occasion in large scale and broad base. Issuers with business operations based in the PRC and who have limited trading volumes and are susceptible to higher volatility levels than U.S. domestic large-cap stocks, can be particularly vulnerable to such short attacks.

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

Additional sales of our securities in the public market or the perception that these sales could occur, could cause the market price of our securities to decline. As of March 12, 2014 there were 7,604,800 shares of our common stock outstanding. In addition, we may grant or sell additional options, restricted shares or other share-based awards in the future under our share incentive plan to our management, employees and other persons, the settlement and sale of which may further dilute our shares and drive down the price of our securities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our administrative headquarters is located at 4/F, Building B, Chuangye Square, No. 48 Keji Road, Gaoxin District, Xi’an, Shaanxi Province, China.  This property is owned by the Company’s subsidiary Sida, and has a total office space of 17,174 square feet.  Our sales department is located at Rm. 10601, Jiezuo Plaza, No.4, Fenghui Road South, Gaoxin District, Xi’an, Shaanxi Province, China, and has an office space of 3,700 square feet.  This property is owned by our Chairman of the Board and Chief Executive Officer, Mr. Weibing Lu, and we were under a 5-year lease with Mr. Lu from January 1, 2012 to December 31, 2016 at rent of RMB 180,000 (approximately $29,466) per year.

Shanghai Siqiang, Xi’an Tianxing’s wholly owned subsidiary, leases its office and facility space in Shanghai from our Chairman of the Board and Chief Executive Officer, Mr. Weibing Lu pursuant to a 10-year lease agreement from August 1, 2007 to July 31, 2017 at rent of RMB 144,000 (approximately $23,573) per year.

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

The Sanqiao Plant

The Company entered into a ten-year lease agreement for the factory premises underlying its Sanqiao plant from October 1, 2004 to September 30, 2014.  The annual rent has been adjusted to about RMB 140,360 (approximately $22,977) and subject to a 10% increase every two years starting October 1, 2009.  The Sanqiao plant has two facilities. The Micro-Organism facility is run in cooperation with experts Microbiology Institute of Shaanxi Province and Northwest Agro-Forestry Sci-tech University.  This facility is approximately 21,500 square feet and has a production permit and certain product approval numbers issued by the Chinese Ministry of Agriculture. The Feed Additive facility occupies approximately 10,700 square feet.

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

Construction of the Huxian plant commenced in late 2004 and portions of the plant were fully operational since the end of the second quarter of 2007. The veterinary medicine facility is currently fully operational. On September 26, 2012, China's Ministry of Agriculture (MOA) renewed the GMP certificate for this facility which is valid for another five years. The construction of the vaccine facility was completed in June 2010 and equipment installation, tooling and testing were completed in the third quarter of 2010.  In September 2012, the MOA physically inspected this facility and deemed the facility GMP compliant. Following physical inspection, the MOA’s inspection team recommended that the Office of the Working Committee proceed with Stage 2 of its GMP certification process.  On December 26, 2013, China's Ministry of Agriculture (MOA) granted the GMP certificate for this new facility which is valid for five years. The Huxian plant currently occupies approximately 7.7 acres and has a total plant and office area of approximately 151,700 square feet.   The table below lists the primary facilities at the plant and the status of each facility:

Description	Approx. Size	Status
GMP standard veterinary medicine facility	45,200 sq. ft.	Complete
Quality control, research and development, and administration building	36,600 sq. ft.	Complete
Warehouse	10,400 sq. ft	Complete
GMP standard bio-pharmaceutical facility with the production lines for active bacteria, inactivated vaccines, coccidiosis vaccines and aquaculture vaccines.	48,800 sq. ft.	Complete
Animal laboratory complying with Animal Bio-safety Level 2 (ABSL-2) requirements	10,700 sq. ft.	Complete

The Jingzhou Plant

The Company acquired the Jingzhou plant and related assets through bankruptcy court for RMB 24,600,000 (approximately $4 million) and completed the acquisition in August of 2010. Skystar Jingzhou holds a 30-year land use right for the land now underlying the Jinzhou plant. Total land area is 301,688 square feet.  The total building space including office and plant facilities is 63,217 square feet. The Jingzhou plant is GMP certified to produce veterinary medicines including aqua culture medicines. The table below lists the primary facilities at the plant and their status.

Description	Approx. Size	Status
GMP standard veterinary medicine facility and warehouse	39,095 sq. ft.	Complete
Administration building, dorm and other	24,122 sq. ft.	Complete

The Kunshan Plant

The Company acquired the Kunshan plant and related assets for RMB 50,000,000 (approximately $8.2 million) and completed the acquisition in September 2011. Skystar Kunshan holds a 41-year land use right for the land of the Kunshan plant. Total land area is 403,887 square feet. The table below lists the primary facilities at the plant and their statuses. The facility renovation construction was completed in 2012, and inspection was completed and accepted in March 2013. The total building space including office and plant facilities is 81,809 square feet. However, the equipment installation, tooling and testing has only partially completed; thus this facility is not operational at this point.

Description	Approx. Size	Status
Micro-organism manufacturing facility	35,654 sq. ft.	In progress
Boiler room	6,712 sq. ft.	Complete
Administration building	39,443 sq. ft.	Complete

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company is involved in legal matters arising in the ordinary course of business. Management currently is not aware of any legal matters or pending litigation that would have a significant effect on the Company’s consolidated financial statements as of December 31, 2013.

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

Although the Second Circuit declined to issue sanctions against Chien, it expressly warned Chien “that the continued filing of duplicative, vexatious, or frivolous appeals regarding issues already resolved by this Court may result in the imposition of sanctions, including a leave-to-file sanction requiring Chien to obtain permission from this Court prior to filing further submissions in this Court.”  The Supreme Court of the United States denied Chien’s petition for writs of certiorari.

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

The following table sets forth the high and low bid prices for our common stock on the Nasdaq Capital Market for the periods indicated.  The high and low bid prices reflect inter-dealer prices, without retail markups, markdowns, or commissions, and may not represent actual transactions. The closing price of the Company’s securities on March 12, 2014 was $5.86.

	The Nasdaq Capital Market Sales Price per Share
Quarter ended	High	Low

December 31, 2013	$5.77	$3.48
September 30, 2013	$5.85	$1.20
June 30, 2013	$1.74	$1.18
March 31, 2013	$1.79	$1.59

December 31, 2012	$1.95	$1.55
September 30, 2012	$2.31	$1.52
June 30, 2012	$3.06	$1.93
March 31, 2012	$3.20	$2.13

Holders

As of March 12, 2014, we had approximately 426 registered stockholders of our common stock on record.

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

Securities Authorized for Issuance under Equity Compensation Plans

Please see the discussion in Item 12 titled “Equity Compensation Plan Information” below.

Recent Sales of Unregistered Securities

The Company has not sold any unregistered securities during the year ended December 31, 2013 which has not been previously disclosed in its public filings in 2013. The Company did not repurchase any of its equity securities during the fiscal year ended December 31, 2013.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended December 31, 2013 and 2012 should be read in conjunction with our financial statements and the notes thereto that are included elsewhere in this report.  Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions.  Please see the section in this report titled “Caution Regarding Forward-Looking Information.”

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

Accounts receivable

Accounts receivable are stated at cost, net of an allowance for doubtful accounts. We maintain allowances for doubtful accounts for estimated losses, if any, resulting from the failure of customers to make required payments. We review the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, we consider many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends.

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

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update No. 2013-02 Comprehensive Income (Topic 220): The objective of this update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account (for example, inventory) instead of directly to income or expense in the same reporting period. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The adoption of the provisions in this update did not have a significant impact on our consolidated financial statements.

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-05, Foreign Currency Matters, (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (ASU 2013-05), to resolve a diversity in accounting for the cumulative translation adjustment of foreign currency upon derecognition of a foreign subsidiary or group of assets. ASU 2013-05 requires the parent to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. Further, ASU 2013-05 clarified that the parent should apply the guidance in subtopic 810-10 if there is a sale of an investment in a foreign entity, including both (1) events that result in the loss of a controlling financial interest in a foreign entity and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date. Accordingly, the cumulative translation adjustment should be released into net income upon the occurrence of those events. ASU 2013-05 is effective prospectively for the Company in our first quarter of fiscal 2014, with early adoption permitted. We do not expect ASU 2013-05 to have a significant impact on our consolidated results of operations and financial condition.

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740)(ASU 2013-11). The amendments in this update provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. These amendments provide that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. We do not expect ASU 2013-11 to have a significant impact on our consolidated results of operations and financial condition.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

Results of Operations – Comparison of Two Years Ended December 31, 2013 and 2012

The following table summarizes our results of operations for the years ended December 31, 2013 and 2012.

	Years Ended December 31,
	2013		2012
	Amount	Percentage of total revenue	Amount	Percentage of total revenue
Revenues	$42,483,716	100.0%	$33,586,791	100.0%
Gross Profit	$21,490,754	50.6%	$18,491,787	55.1%
Operating Expense	$8,477,890	20.0%	$9,940,806	29.6%
Income from Operations	$13,012,864	30.6%	$8,550,981	25.5%
Other Expenses	$81,304	0.2%	$170,428	0.5%
Income Tax Expenses	$2,401,308	5.7%	$2,168,125	6.5%
Net Income	$10,530,252	24.7%	$6,212,428	18.5%

Revenues.   All of our revenues are derived from the sale of veterinary healthcare and medical care products in the PRC.  For the year ended December 31, 2013, we had revenues of $42,483,716 as compared to revenues of $33,586,791 for the year ended December 31, 2012, an increase of $8,896,925 or 26.5% primarily due to our resumed production at the Huxian veterinary medication plant after we successfully completed the mandated GMP re-certification in October 2012.  We generate revenue from sales of four product lines: veterinary medications, micro-organism, feed additives, and vaccines.  The selling prices of our products decreased about 1.9% on average in the year ended December 31, 2013 compared to 2012. The increase in revenue was primarily due to the increase of sales volume.

Revenue — Veterinary Medications. Revenue from sales of our veterinary medications increased by $14,857,485 or 139.4% from $10,658,359 for the year ended December 31, 2012 to $25,515,844 for the year ended December 31, 2013. This increase was primarily as a result of resumed veterinary medication production at the Huxian facility despite the slowing economy in China. Following the renewal of our GMP certificate and the resumption of production at Huxian facility in October 2012, we shifted our sales focus back to our veterinary medications product line and increased our marketing and sales efforts to strengthen customer relationships and recruit new customers. We have two veterinary medication plants located in Huxian and Jingzhou, with Huxian historically being our main facility. Of the total revenues from veterinary medications during the year ended December 31, 2013, approximately 85.3% of total revenue resulted from the sale of products from the Huxian facility. The revenue from sales of our veterinary medication products was the largest revenue contributor for the entire company and contributed 60.1% of total revenue during the year ended December 31, 2013. The selling prices of our veterinary medication products for the year ended December 31, 2013 decreased approximately 3.2% on average from last year. The increase in revenue was primarily due to the increase of sales volume.

Revenue — Micro-Organism. Revenue from sales of our micro-organism products decreased by $1,809,349 or 11.8% from $15,355,467 for the year ended December 31, 2012 to $13,546,118 for the year ended December 31, 2013. The decrease was primarily due to weak market demand for micro-organism products early this year because of the outbreak of avian influenza virus in Southern China. As a result, many farmers reduced their scale of farming and the market demand for non-drug feed additives decreased accordingly. Currently we have a micro-organism plant located in Sanqiao. The selling prices of our micro-organism products for the year ended December 31, 2013 have not materially changed on average from last year. The decrease in revenue was mainly due to the decrease of sales volume.

Revenue — Feed Additives. Revenue from sales of our feed additives product line decreased by $2,230,586 or 55.5% from $4,021,567 for the year ended December 31, 2012 to $1,790,981 for the year ended December 31, 2013. The decrease was primarily due to weak market demand for feed additive products early this year and our limited sales resources for the feed additive product line this year. Last year, due to the temporary suspension of veterinary medication production at Huxian facility for its GMP recertification, we were able to temporarily shift some veterinary medication sales forces to the feed additive product line resulting in significantly increased feed additive sales in 2012. Currently we have a feed additive plant located in Sanqiao. The selling prices of our feed additives products for the year ended December 31, 2013 have not materially changed on average from last year. The decrease in revenue was primarily due to the decrease of sales volume.

Revenue — Vaccines. Revenue from sales of our vaccines decreased by $1,920,625 or 54.1% from $3,551,398 for the year ended December 31, 2012 to $1,630,773 for the year ended December 31, 2013. The decrease was primarily due to weak market demand for vaccine products early this year and our limited sales resources for the vaccine product line this year. We completed the construction of a new vaccine facility at our Huxian plant in 2010. In September 2012, the Ministry of Agriculture (MOA) physically inspected this facility and deemed the facility GMP compliant. On December 26, 2013, China's MOA granted the GMP certificate for this new facility. The selling prices of our vaccine products have not materially changed on average for the year ended December 31, 2013 compared to those in 2012. The decrease in revenue was primarily due to the decrease of sales volume.

Cost of Sales.   Cost of sales was $20,992,962 for the year ended December 31, 2013, as compared to $15,095,004 for the year ended December 31, 2012, an increase of $5,897,958 or 39.1%, as a result of increased sales of our veterinary medications product line. For the year ended December 31, 2013, raw material costs comprised the majority or approximately 79.4% of total cost of sales, packing material costs comprised approximately 14.8% of total cost of sales, and labor costs and manufacturing overhead comprised approximately 5.8% of total cost of sales. The decreased gross margins in percentage term for the year ended December 31, 2013 was mainly because the majority of our revenue during the year came from less profitable veterinary medications product lines.

Cost of Sales — Veterinary Medications.   Cost of sales of our veterinary medications product line increased from $6,087,300 for the year ended December 31, 2012 to $15,181,929 for the year ended December 31, 2013, an increase of $9,094,629 or 149.4%.  This increase was mainly due to the increase in corresponding sales as a result of resumed production at the Huxian facility in 2013. Cost of sales of veterinary medications product line comprised 72.3% of the total cost of sales for the year of 2013.

Cost of Sales — Micro-Organism.   Cost of sales of our micro-organism product line decreased from $5,498,463 for the year ended December 31, 2012 to $4,119,721 for the year ended December 31, 2013, a decrease of $1,378,742 or 25.1%.  This decrease was partially due to the corresponding decreased sales. In addition, we improved the gross margins of the micro-organism products we sold this year, which also contributed to the decrease in cost of sales.

Cost of Sales — Feed Additives.   Cost of sales of our feed additives product line decreased from $3,074,301 for the year ended December 31, 2012 to $1,365,794 for the year ended December 31, 2013, a decrease of $1,708,507 or 55.6%.  This decrease in cost of sales was mainly due to the corresponding decrease in feed additive sales in 2013.

Cost of Sales — Vaccines.   Cost of sales of our vaccines product line decreased from $434,940 for the year ended December 31, 2012 to $325,518 for the year ended December 31, 2013, a decrease of $109,422 or 25.2%.  This decrease was the result of the corresponding decrease of vaccine product sales in 2013.

Operating Expenses

	Years Ended December 31,
	2013		2012
	Amount	Percentage of total revenue	Amount	Percentage of total revenue
Research and Development Costs	$956,028	2.3%	$2,154,241	6.4%
Selling Expenses	3,552,878	8.4	3,040,036	9.1
General and Administrative Expenses	3,968,984	9.3	4,746,529	14.1
Total Operating Expenses	$8,477,890	20.0%	$9,940,806	29.6%

Research and Development Costs.  Research and development costs totaled $956,028 for the year ended December 31, 2013 as compared to $2,154,241 for the year ended December 31, 2012, a decrease of $1,198,213 or 55.6%. The decrease was primarily due to less R&D efforts undertaken and offset with government subsidies of $484,650 during 2013.

Selling Expenses.  Selling expenses totaled $3,552,878 for the year ended December 31, 2013 as compared to $3,040,036 for the year ended December 31, 2012, an increase of $512,842 or 16.9%.  This increase is mainly due to the increase of sales commissions as the result of increased sales this year. Sales commission expenses totaled $1,444,637 and $904,279 for the years ended December 31, 2013 and 2012, respectively, an increase of $540,358 or 59.8%.

General and Administrative Expenses.  General and administrative expenses totaled $3,968,984 for the year ended December 31, 2013 as compared to $4,746,529 for the year ended December 31, 2012, a decrease of $777,545 or 16.4%. The higher G&A expenses last year were mainly due to the stock based compensation expense of $1,037,911 for the stock grants on May 4, 2012 pursuant to the 2010 Stock Incentive Plan. There were no grants under the 2010 Stock Incentive Plan in 2013.

Other Expense. Other expenses were $81,304 for 2013 as compared to $170,428 for 2012, a decrease of $89,124 or 52.3%. The decrease in 2013 is largely due to interest income charged on prepayments to suppliers commencing this year. Interest income was $539,587 in 2013 as compared to $97,591 in 2012, an increase of $441,996. Also, our interest expenses after interest capitalization of $137,950 and government interest subsidies of $63,941, decreased by $152,048 from $764,500 in 2012 to $612,452 in 2013. On the other hand, the other income was $48,401 in 2013 as compared to $458, 681 in 2012, a decrease of $410,280. Our common stock price experienced an upward movement in 2013, thus we recorded a loss on the derivative liabilities. As a result, we had a loss in fair value change of purchase option liability of $56,840 in 2013, as compared to a gain of $37,800 in 2012, an increase of $94,640 in expenses.

Provision for Income Taxes. Income tax expenses were $2,401,308 for 2013 as compared to $2,168,125 for 2012, representing an effective tax rate of 18.6% and 25.9% in 2013 and 2012, respectively. In 2013 and 2012, Xi’an Tianxing was subject to a preferential income tax rate of 15% while other PRC subsidiaries were subject to statutory tax rate of 25%. In 2013 and 2012, Xi’an Tianxing contributed 96.0% and 91.5% of consolidated profits in China, respectively.

Liquidity

For the year ended December 31, 2013, cash used in operating activities was $5,423,380 compared to cash provided by operating activities of $6,546,259 for the year ended December 31, 2012. The major operating activities that provided cash during the year ended December 31, 2013 were net income of $10,530,252 and an increase of other payables and accrued expenses of $2,136,675. The major operating activities that used cash during the year ended December 31, 2013 were an increase of prepayments to suppliers of $16,662,199 and a build-up in inventory that used $2,188,799. China's inflation rate was 2.6% in 2013, well below the 3.5% target set by the Chinese government. The inflation of 2.6% was unchanged from 2012 and indicates a stable outlook for prices. We will monitor the market situation closely and continue the strategy of prepaying our suppliers to ensure the supply of raw materials at relatively lower cost levels. As of December 31, 2013, we had 75 suppliers as compared to 59 suppliers as of December 31, 2012 to which we made advances to secure our raw material needs and to obtain favorable pricing. We will continue to closely manage these advances to balance the need for lower materials cost and sufficient cash flow.

Cash used in investing activities for the year ended December 31, 2013 was $2,585,501, as compared to cash used in investing activities of $544,950 for the year ended December 31, 2012. Cash provided by investing activities for the year ended December 31, 2013 was primarily the result of collection of loans made to third parties of $1,098,201. Cash used in investing activities for the year ended December 31, 2013 was primarily the result of payment of long-term prepayments for machinery and equipment purchases of $3,515,071.

Cash provided by financing activities for the year ended December 31, 2013 was $4,684,950, as compared to cash used in financing activities of $1,713,420 for the year ended December 31, 2012. Cash provided by financing activities for the year ended December 31, 2013, was primarily the result of proceeds from short-term of $10,500,750. Cash used in financing activities for the year ended December 31, 2013 was primarily the result of repayment of short-term and long-term loans of $5,815,800.

As of December 31, 2013, we had cash of $8,142,296. Our total current assets were $88,615,112, and our total current liabilities were $24,965,881, which resulted in a net working capital of $63,649,231.

Capital Resources

We finance our ongoing operating activities by using funds from our operations and external credit or financing arrangements. We routinely monitor current and expected operational requirements and financial market conditions to evaluate the use of available financing sources. We secured $10,500,750 in short-term and repaid short-term and long-term loans of $5,815,800 during the year ended December 31, 2013. Considering our existing working capital position and our ability to access debt funding sources, we believe that our operations and borrowing resources are sufficient to provide for our current and foreseeable capital requirements to support our ongoing operations for at least the next twelve months.

Plan of Operations

Over the next 12 months, we plan to continue to market and sell our current products and to develop new products.

Xi’an Tianxing completed the veterinary medicine facility in Huxian during 2007 and the facility was certified by GMP standards and has been fully operational since then. According to China's Ministry of Agriculture (MOA)’s regulation, our facility is required to have a GMP re-examination every five years. On September 26, 2012, the MOA renewed our GMP certificate which is valid for another five years. We currently have two veterinary medications factories located in Huxian and Jingzhou with Huxian being our main facility. Skystar Jingzhou veterinary medicine plant started production in the third quarter of 2010 after the asset acquisition was completed. During 2011, the Jingzhou plant completed its GMP re-examination. Jingzhou’s veterinary medicine products include aquaculture medicines. Both facilities are currently fully operational.

We completed the construction of a new vaccine facility at our Huxian plant in 2010. In September 2012, China's MOA physically inspected this facility and deemed the facility GMP compliant. Following physical inspection, the MOA’s inspection team recommended that the Office of the Working Committee proceed with Stage 2 of its GMP certification process. On December 26, 2013, China's MOA granted the GMP certificate for this new facility which is valid for five years. The Company expects to commence production in the second half of 2014.

Xi’an Tianxing also leases a manufacturing facility in Sanqiao to produce feed additive and micro-organism products and the facility is currently fully operational.

Skystar Kunshan micro-organism plant’s asset acquisition was completed in September 2011. Its facility renovation construction project was completed in 2012, and inspection was completed and accepted in March 2013. During the third quarter of 2013, the Company contracted with an unrelated third party to purchase machinery and equipment for this facility. At this point, the facility has only completed partial equipment installation, tooling and testing; thus is not operational. We anticipate that Kunshan plant will start small-scale production in the second half of 2014. However, we do not expect that will bring a significant impact to our revenue in 2014 as a whole.

Skystar intends to continue developing new products, including animal immunization products, non-pathogenic micro-organisms for the cure and prevention of livestock disease, complex enzyme preparations as animal feed additives, pet drugs, animal disease specific transfer factor, vaccine biological agents and other veterinary medicine products within the next 12 months.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
R&D Project Obligation	$785,760	$785,760	$-	$-	$-
Construction-in-progress Obligations	4,358,840	4,358,840	-	-	-
Operating Lease Obligations	245,049	105,330	123,758	15,961	-
Total	$5,389,649	$5,249,930	$123,758	$15,961	$-

In addition to the contractual obligations listed above, we have a future registered capital commitment related to our subsidiary Skystar Kunshan. Skystar Kunshan has a registered capital of $15,000,000, of which we invested $2,250,000 in cash. The remaining $12,750,000 of capital was originally required to be invested prior to May 7, 2012. On March 26, 2014, the Company received the approval of extension for payment of the remaining registered capital by May 6, 2015.

Short-term Loans:

	December 31, 2013		December 31, 2012			Interest
Bank	Amt RMB	Amt USD	Amt RMB	Amt USD	Due Date	Rate

ICBC Songzi Branch	-	$-	3,000,000	$476,100	06/18/13	(1)
Xi'an High-tech Zone Guoxin Microcredit Ltd.	-	-	15,000,000	2,380,500	02/12/13	22.40%
Chang’an Bank	-	-	10,000,000	1,587,000	08/26/13	(1)
Industrial Bank Co. Ltd. Xi’an Branch	30,000,000	4,911,000	-	-	01/15/14	6.60%
Postal Savings Bank of China Xi’an Branch	20,000,000	3,274,000	-	-	05/26/14	(2)
ICBC Songzi Branch	5,000,000	818,500	-	-	06/19/14	(1)
Related-party Individual – Chairman and CEO	10,000,000	1,637,000	-	-	09/11/14	7.80%
Total	65,000,000	$10,640,500	28,000,000	$4,443,600

(1)	People's Bank of China floating benchmark lending rate over the same period plus 30%, which was 7.8% at December 31, 2013.
(2)	People's Bank of China floating benchmark lending rate over the same period plus 20%, which was 7.2% at December 31, 2013.

Long-term loan

	December 31, 2013		December 31, 2012			Interest
Bank	Amt RMB	Amt USD	Amt RMB	Amt USD	Due Date	Rate

Shaanxi Agricultural Yanta Credit Union	-	-	8,000,000	$1,269,600	09/20/14	9.446%
Total	-	$-	8,000,000	$1,269,600

On May 9, 2013, the long-term loan was fully repaid.

Off-Balance Sheet Arrangements

We do not have any outstanding financial guarantees or commitments to guarantee the payment obligations of any third parties.  We have not entered into any derivative contracts that are indexed to our shares and classified as stockholders’ equity or that are not reflected in our consolidated financial statements.  Furthermore, we do not have any retained or contingent interest in assets transferred to unconsolidated entities that serves as credit, liquidity, or market risk support to such entities.  We do not have any variable interest in any unconsolidated entities that provides financing, liquidity, market risk, or credit support to us or engages in leasing, hedging, or research and development services with us.

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

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the consolidated financial statements or otherwise stated in this MD&A were as follows:

	December 31, 2013	December 31, 2012
Assets and liabilities	1 RMB = 0.1637 USD	1 RMB = 0.1587 USD

	Years Ended December 31,
	2013	2012
Statements of operations and cash flows	1 RMB = 0.16155 USD	1 RMB = 0.15865 USD

Inflation

For the month of December 2013, inflation came in at 2.5% as compared with the same month the year before, slowing from the 3.1% rise in September. For the full year of 2013, China's inflation rate was 2.6%, below the 3.5% target set by the Chinese government. The inflation of 2.6% was unchanged from 2012 and indicates a stable outlook for prices and a reduced chance of monetary tightening. Inflation has slowed markedly since 2011, when inflation spiked to 5.4%. After a growth slowdown during the first six months, China's economy showed some signs of strength in the second half of 2013. Full-year growth in 2013 was 7.7%, steady from 2012, the worst performance in 13 years. The weak economy is likely to continue for the rest of 2014. For the year ended December 31, 2013, we were able to secure favorable pricing by prepaying certain suppliers to lock in prices ahead of time. As a result, we did not experience as much cost pressure as evidenced in the spot market prices of raw materials. To take precautions to minimize the negative impact of cost increases that erode our profit margin, we will continue the practice of prepayments to suppliers in 2014.

ITEM 8. FINANCIAL STATEMENTS

Our consolidated financial statements begin on page 46 after the signature page to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

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

As of December 31, 2013, the end of the fiscal year covered by this report, our management, under the supervision and with the participation of the Certifying Officers, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation, the Certifying Officers concluded that, as of December 31, 2013, our disclosure controls and procedures were not effective.

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

Our management assessed the effectiveness of our internal control over financial reporting based on criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013, we determined that we had a material weakness related to the lack of requisite U.S. GAAP experience of our finance team, including those primarily responsible for the preparation of our books and records and financial statements. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. We intend to remedy the material weakness as discussed below.

As indicated in Item 9A(T) of our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”), we concluded that the Company’s personnel lacked the requisite U.S. GAAP experience. Management’s assessment of the control deficiency over accounting and finance personnel as of December 31, 2013 considered the same factors, which included:

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

Based on the above factors, management concluded that the control deficiency regarding our accounting and finance personnel’s lack of U.S. GAAP experience continues to constitute a material weakness as of December 31, 2013.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

Since the foregoing weaknesses we identified, we carried out a number of measures to address and remediate these weaknesses related to the insufficient number of our U.S. reporting accounting and finance personnel and overall lack of requisite experience in U.S. GAAP. As the result, the Company saw a steady improvement in its internal controls over financial reporting as evidenced by gradually decreased number and significance of adjustments proposed by the Company’s independent auditors during their periodical financial reviews; and noticeable improvement in the accounting staff’s abilities to handle U.S. GAAP-based reporting. Although we believe that we achieved significant progress in addressing of the identified material weaknesses, the Company believes that, such efforts have not yet yielded the results required to fully remediate the material weaknesses. In 2013, aside from continuing the remediation measures that we initiated in the previous years, we engaged a third party consulting firm to adequately address and to assist in remediation of the identified material weakness. This consulting firm is a global leading provider of consulting and internal audit services and the only consulting firm represented on the COSO advisory board guiding the development of a conceptual framework on Enterprise Risk Management. With such additional external assistance, we are in the process of improving our accounting policies and procedures manual in accordance to U.S. GAAP, and are going to provide proper training on the manual for our accounting team and continue to standardize our accounting treatments in compliance with U.S. GAAP, especially non-routine transactions, and improve our accounting team’s U.S. GAAP competence. In September 2013, this third party consulting firm completed its initial field work at our main administrative offices in China and helped us develop a draft of new accounting policies and procedures manual in accordance to U.S. GAAP. We intend to complete the project on or before the end of 2014 and will conduct quarterly assessments of the state of the Company’s financial reporting measures and systems, as a whole.

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

Changes in Internal Controls over Financial Reporting

Other than the changes described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the fourth quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of our directors and executive officers as of March 12, 2014:

Name	Age	Position(s) with the Company

Weibing Lu	50	Chairman of the Board of Directors and Chief Executive Officer
Wei Wen	45	Secretary, Director
Mark D. Chen	45	Independent Director(1)(2)(3)
R. Scott Cramer	49	Director
Qiang Fan	57	Independent Director(1)(3)
Chengtun Qu	47	Independent Director
Weirong Shen	47	Independent Director(1)(3)
Bing Mei	49	Chief Financial Officer

(1)	Member of the Audit Committee.
(2)	Audit Committee financial expert.
(3)	Member of the Compensation Committee.

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

R. Scott Cramer. Mr. R. Scott Cramer is a member of the Board of Directors of Skystar, Director of Corporate Development and U.S. Representative. He has been with the company since its public inception in 2005 and has played an integral role in Skystar’s listing on NASDAQ in March, 2009. Previously, Mr. Cramer served as Chairman and Chief Executive Officer of The Cyber Group Corporation, a publically traded company, from November 2001 to November 2005 and as its Chief Financial Officer from April 2003 to November 2005. Mr. Cramer is the Founder and President of Cramer & Rauchegger, an independent financial advisory firm specializing in retirement management, estate planning and wealth management. In 2013 the firm was ranked amongst the top three financial planning firms in Central Florida by the Orlando Business Journal and listed as one of Orlando’s top wealth management firms by the National Association of Board Certified Advisory Practices, who also awarded the firm 1st place in the category of risk management. Mr. Cramer’s expertise and opinions have been frequently sought after by various television, print, wire and online media outlets such as Bloomberg TV, CNBC, Fox Business, Smart Money, Dow Jones Newswire, Reuters, Bankrate.com, AOL DailyFinance and many others. Mr. Cramer has more than 30 years of experience as a financial advisor; his credentials include Chartered Retirement Planning Counselor, Certified Estate Planning Professional and a Certified Annuity Advisor.

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

Section 16(a) Beneficial Ownership Compliance during 2013

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than 10% of a registered class of our equity securities within specified time periods to file certain reports of ownership and changes in ownership with the SEC. Based solely upon a review of Forms 3 and Forms 4 furnished to the Company pursuant to Rule 16a-3 under this Exchange Act during the Company’s most recent fiscal year, and Forms 5 with respect to the most recent fiscal year, the Company believes that all such forms required to be filed pursuant to Section 16(a) were timely filed as necessary by the executive officers, directors and security holders required to file same during the fiscal year ended December 31, 2013.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation for the fiscal years ended December 31, 2013 and 2012, respectively, of our (i) Chief Executive Officer, (ii) Chief Financial Officer, and (iii) all other executive officers (collectively, the “named executive officers”):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ( $)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Weibing Lu, CEO (1)	2013	$121,551	$—	$—	$—	$—	$—	$—	$121,551
	2012	$115,763	$—	$601,999	$—	$—	$—	$—	$717,762
Bing Mei CFO (2)	2013	$182,500	$—	$14,646	$—	$—	$—	$—	$197,146
	2012	$135,000	$—	$63,740	$—	$—	$—	$—	$198,740

Employment Agreement with Weibing Lu, CEO (1)

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

The Company renewed the Company’s employment agreement with its Chief Executive Officer, Mr. Lu, for another five year period effective January 1, 2014 on the same terms and provisions as previously disclosed, with the following exception: Mr. Lu’s initial base salary was set at $150,000 commencing on January 1, 2014 and is entitled to receive 50,000 shares of our common stock each year, payable in four equal installments of 12,500 shares per quarter. The Board of Directors approved Mr. Lu’s employment agreement with the Company on March 10, 2014.

Employment Agreement with Bing Mei, CFO (2)

Upon his appointment as the Company’s Chief Financial Officer in July 2011, we entered into an employment agreement with Mr. Mei, dated July 29, 2011. For his services as the Company’s CFO, we agreed to compensate Mr. Mei with a base salary of $110,000 for a term of 1 year and a total 8,000 shares of common stock, 4,000 of which will be issued on the 6-month anniversary of his employment and the other 4,000 of which will be issued on the 1-year anniversary of his employment. While employed as the registrant’s CFO, Mr. Mei may continue to devote his business time to operating Bing Mei, CPA. On July 29, 2012, we executed an employment agreement to continue Mr. Mei’s employment as our Chief Financial Officer. The term of this engagement is one year, during which time Mr. Mei will be entitled to receive an annual salary in the amount of $170,000 and 8,000 shares of our common stock, payable in four equal installments of 2,000 shares per quarter. On July 29, 2013, the Company renewed the Company’s employment agreement with its Chief Financial Officer, Mr. Mei, for another 12 month period on the same terms and provisions as previously disclosed, with the following exception: Mr. Mei’s base salary was set at $200,000 commencing on July 29, 2013. The Board of Directors ratified and approved Mr. Mei’s employment agreement with the Company on March 10, 2014.

Outstanding Equity Awards in 2013

Except as set forth below, there were no outstanding equity awards in 2013. On July 29, 2013, the Company renewed an employment agreement to continue Mr. Mei’s employment as our Chief Financial Officer. The term of this engagement is one year, during which time Mr. Mei will be entitled to receive 8,000 shares of our common stock, payable in four equal installments of 2,000 shares per quarter. The Board of Directors approved Mr. Mei’s employment agreement with the Company on March 10, 2014. For the year ended December 31, 2013, there were no options exercised. As of December 31, 2013, 10,000 shares of stock were vested for our named executive officers.

Director Compensation in 2013

Name		Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Weibing Lu		$121,551	$—	$—	$—	$—	$—		$121,551
Wei Wen	$		$—	$—	$—	$—	$—	$
R. Scott Cramer		$30,000	$118,930	$—	$—	$—	$—		$148,930
Qiang Fan		$30,000	$—	$—	$—	$—	$—		$30,000
Weirong, Shen		$3,231	$—	$—	$—	$—	$—		$3,231
Chengtun Qu		$3,231	$—	$—	$—	$—	$—		$3,231
Mark D. Chen		$14,000	$9,973	$—	$—	$—	$—		$23,973

Agreements with Directors

On March 30, 2010, we entered into an agreement with R. Scott Cramer to memorialize the terms under which he has been acting as our United States representative since November 2006. Under the terms of the agreement, we agreed to compensate Mr. Cramer from January 1, 2010 through March 31, 2010 in the amount of $7,500 per year and a stock grant of 2,500 shares of our restricted common stock. On April 16, 2010, we entered into a services agreement for Mr. Cramer to continue to act in this capacity. The services agreement renewed Mr. Cramer’s term for an additional 1-year period beginning on April 1, 2010, for an annual fee of $30,000 payable in four quarterly installments of $7,500 at the end of each quarter. Additionally, Mr. Cramer is entitled to receive 10,000 restricted shares of common stock under our 2010 Incentive Stock Plan. The shares will vest in four installments of 2,500 shares at the end of each quarter with the first vesting date on June 30, 2010. The number and the original value of the shares will be proportionately adjusted for any increase or decrease in the number of issued shares resulting from a recapitalization, subdivision, or consolidation of shares or the payment of a stock dividend, or any other increase or decrease in the number of such shares effected without receipt of consideration by the Company. We have the right to repurchase all or any portion of the shares at a price equal to the original amount paid for the shares by Mr. Cramer upon the termination of the services agreement or any attempted transfer of shares in violation of the services agreement. We have also included Mr. Cramer under a directors’ and officers’ insurance policy. After the agreement expired on March 31, 2012, the Company renewed the agreement with Mr. Cramer on the same terms and provisions as previously disclosed, with the following exception: Mr. Cramer is entitled to receive 28,000 shares of our common stock each year, payable in four equal installments of 7,000 shares per quarter. The Board of Directors approved Mr. Cramer’s agreement with the Company on March 10, 2014.

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

Under our agreement with Chengtun Qu, Mr. Qu receives annual compensation of RMB 20,000 or about $3,274 for his services as a member of the Board. In addition, we agreed to reimburse Mr. Qu for reasonable expenses incurred in connection with the performance of duties as a director of the Company, including travel expenses. We have also included Mr. Qu under a directors’ and officers’ insurance policy.

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

Under our agreement with Weirong Shen, Mr. Shen receives annual compensation of RMB 20,000 or about $3,274 for his services as a member of the Board. In addition, we agreed to reimburse Mr. Shen for reasonable expenses incurred in connection with the performance of duties as a director of the Company, including travel expenses. We have also included Mr. Shen under a directors’ and officers’ insurance policy.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

Set forth below is information regarding the beneficial ownership of our common stock as of March 12, 2014 by:

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

Name and Address of Beneficial Owners	Amount of Beneficial Ownership	% of Class (1)
Weibing Lu, Director and Chief Executive Officer (2)	1,172,459	15.4%
Wei Wen, Director (3)	83,544	1.1%
Bing Mei, Chief Financial Officer (4)	18,000	*
R. Scott Cramer, Director (4)	262,266	3.4%
Qiang Fan, Director (5)	10,000	*
Chengtun Qu, Director (6)	—	—
Mark D. Chen, Director (7)	26,668	*
Weirong Shen , Director (8)	1,900	*
Upform Group Limited (2)	1,172,459	15.4%
SJ Strategic Investments, LLC (9)	404,000	5.3%

All officers, directors and 5 percent shareholder as a group (9 total)	1,978,837	26.0%

*	Less than 1%.
(1)	Unless otherwise noted, the number and percentage of outstanding shares of our common stock is based upon 7,604,800 shares outstanding as of March 31, 2014.
(2)	Weibing Lu and Xinya Zhang are directors of Upform Group Limited. Mr. Lu is the majority stockholder and Chairman of the Board of Directors of Upform Group, and indirectly owns the shares held by Upform Group through his majority ownership. Thus, the number of shares reported herein as beneficially owned by Mr. Lu includes the shares held by Upform Group. Similarly, because Xinya Zhang is a director of Upform Group, he may be deemed to have or share investment control over Upform Group’s portfolio, and the number of shares reported herein as beneficially owned by Mr. Zhang also include the shares held by Upform Group. Upform Group’s address is Sea Meadow House, Blackburne Highway, P.O. Box 116, Road Town, Tortola, British Virgin Islands.
(3)	The number of shares reported herein as beneficially owned by Wei Wen are held by Clever Mind International Limited, which address is Sea Meadow House, Blackburne Highway, P.O. Box 116, Road Town, Tortola, British Virgin Islands. Mr. Wen is Chairman of the Board of Directors of Clever Mind and owns approximately 2.3% of the issued and outstanding shares of Clever Mind. As Mr. Wen is a director of Clever Mind, he may be deemed to have or share investment control over Clever Mind’s portfolio.
(4)	This number includes 207,784 shares held by the Cramer Family Trust, of which Mr. Cramer is the sole trustee and sole primary beneficiary. This shareholder’s address is 800 N. Mailtand Ave., Suite 204, Maitland, FL 32751.
(5)	This shareholder’s address is 9176 West Laguna Way, Elk Grove, CA 95758.
(6)	This shareholder’s address is No. 18 Dian Zi 2 nd Road, School of Chemistry & Chemical Engineering, Xi'an Shiyou University, Xi'an, Shaanxi Province, People’s Republic of China.
(7)	This shareholder’s address is 10-64 #9 Jianguomenwai Avenue, Beijing, China 100600.
(8)	This shareholder’s address is No. 229 North Tai Bai Road, School of Economics and Management, Northwest University, Xi'an, Shaanxi Province, People’s Republic of China.
(9)

Information taken solely from the Schedule 13D filed with the SEC on March 24, 2014. The filing reflects that ownership of and by John M. Gregory, Joan P. Gregory, Susan Gregory, James M. Gregory, SJ Strategic Investments, LLC (“SJSI”), and Kingsway Charities, Inc. SJSI is a Tennessee limited liability company which has a principal business of engaging in investment activities. According to the Schedule 13D filing, John M. Gregory is the Managing Member of SJSI. Mailing address for this entity 340 Martin Luther King, Jr. Boulevard, Suite 200, Bristol, TN 37620.

Securities Authorized for Issuance under Equity Compensation Plans

Our 2010 Stock Incentive Plan authorizes awards representing up to 700,000 shares of common stock. As of the date hereof, we have issued 542,881 options pursuant to the Plan. 442,881shares were issued under the Plan in 2012.

Equity Compensation Plan Information as of December 31, 2013

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	0	0	247,119
Equity compensation plans not approved by security holders (2) (3)	0	0	119,930
TOTAL	0	0	367,049

(1)	On December 8, 2009, our Board approved a stock incentive plan for officers, directors, employees, and consultants entitled the “Skystar Bio-Pharmaceutical Company 2010 Stock Incentive Plan” (the “2010 Plan”). The maximum number of shares that may be issued under the 2010 Plan is 700,000 shares of our common stock. The 2010 Plan was approved by our stockholders on December 31, 2009, and awards may be granted under the 2010 Plan until December 7, 2019. Under the 2010 Plan, we may issue common stock and/or options to purchase common stock to certain officers, directors, and employees and consultants of the Company and our subsidiaries. The 2010 Plan is administered either by the Board or a committee appointed by the Board, which is comprised of two or more independent directors. The Board has full and complete authority, in its discretion, but subject to the express provisions of the 2010 Plan, to approve the eligible persons nominated by the management of the Company to be granted awards of common stock or stock options and to determine specific terms of awards or option grants.

(2)	On February 22, 2006, we adopted a stock incentive plan for consultants entitled the “2006 Consultant Stock Plan” (the “2006 Plan”). The maximum number of shares that may be issued under the 2006 Plan is 1,199,648 shares of our common stock. The 2006 Plan has not previously been approved by security holders and awards may be granted under this Plan until February 21, 2016. Under the 2006 Plan, we may issue common stock to certain consultants of the Company who are crucial to the future growth and success of the Company and our subsidiaries and affiliates. The 2006 Plan is administered by either a committee appointed by the Board, which is comprised of one or more members of the Board who is not serving on another plan committee, or the Board. The Board has full and complete authority, in its discretion, but subject to the express provisions of the Plan, to designate the persons or classes of persons eligible to receive awards of common stock awards and to determine specific terms of awards or option grants. As of December 31, 2013, there are 119,930 shares of our common stock remaining available for future issuance under the 2006 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review and Approval Policies and Procedures for Related Party Transactions

Except as disclosed below, during the 2013 fiscal year, we have not been a participant in any transaction that is reportable under Item 404(a) of Regulation S-K. We know of no proposed transaction in which it will be a participant that would be reportable under Item 404(a) of Regulation S-K. If and to the extent there are such transactions, all material related party transactions will be made or entered into on terms that are no less favorable to use than can be obtained from unaffiliated third parties. Related party transactions that we have previously entered into were not approved by independent directors, as we had no independent directors at that time. The Audit Committee consisting solely of independent and disinterested directors of the Board has reviewed, approved and ratified the terms of such transactions.

Amounts receivable from and payable to related parties are summarized as follows:

Amounts due to related parties
Weibing Lu – CEO (1)	$857,012	$608,282
Bing Mei – CFO (2)	41,283	264
Scott Cramer – non-executive director and shareholder (2)	300,203	138,169
Directors, shareholders and other related parties (3)	163,050	52,210
Total	$1,361,548	$798,925

(1)	As of December 31, 2013 and 2012, the Company had unpaid reimbursement, compensation, and advances for business expenses due to Weibing Lu valued at $857,012 and $608,282, respectively.

(2)	As of December 31, 2013 and 2012, the Company had unpaid reimbursement and compensation due to Scott Cramer valued at $300,203 and $138,169, respectively. On March 10, 2014, the Board of Directors, including all of the independent members of the Board, reviewed and approved the terms of Mr. Cramer’s Consulting Services Agreement with the Company pursuant to which the Company would continue employing him as its US representative in consideration of (i) a quarterly cash fee of $7,500, (ii) 7,000 restricted shares of the Company’s common stock issuable on a quarterly basis pursuant to the Company’s 2010 Stock Incentive Plan, and (iii) reimbursement of out of pocket expenses. In addition, Mr. Cramer agreed to pay certain invoices of the Company to its vendors (and the Company agreed to reimburse Mr. Cramer) in the form of a no interest bearing loan in the aggregate amount of approximately $250,000. As of December 31, 2013 and 2012, the Company had unpaid reimbursement and compensation due to Bing Mei valued at $41,283 and $264, respectively.

(3)	The amounts due to directors, shareholders and other related parties at December 31, 2013 and 2012 include unpaid reimbursement and, advances to other related parties for business expenses.

For a description of our leased office spaces in Xi’an and Shanghai from Mr. Weibing Lu, the Company’s Chairman and CEO in 2013 and 2012, please refer to Note 20 to the financial statements included in this Annual Report. For a description of short-term loans from financial institutions in 2013 and 2012 which loans were personally guaranteed by the Company’s Chairman and his wife, please refer to Note 13 to the financial statements included in this Annual Report. For the exchange of leasehold interest to Mr. Weibing Lu, please refer to Note 19. For a description of Weibing Lu’s and Bing Mei’s employment agreements and Scott Cramer’s consulting service agreement, please refer to ITEM 11 of Part III.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional services billed or to be billed by our auditors for the fiscal year 2013 and 2012:

	Fiscal Year ended December 31
	2013	2012

Audit Fees (1)	$218,000	$210,000
Audit-Related Fees (2)	$-	$-
Tax Fees (3)	$-	$-
All Other Fees (4)	$-	$-
Total	$218,000	$210,000

(1)          Audit Fees. The aggregate fees billed for the audit of our annual financial statements, review of our interim financial statements or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

(2)          Audited-Related Fees. For the years ended December 31, 2013, and 2012, the aggregate fees billed by our independent auditors for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.”

(3)          Tax Fees. For the years ended December 31, 2013, and 2012, there were no fees billed by our independent auditors for services rendered for tax compliance, tax advice, and tax planning work to the Company.

(4)          All Other Fees. For the years ended December 31, 2013 and 2012, there were no fees billed by our independent auditors for products and services outside of those fees disclosed above under “Audit Fees,” “Audit-Related Fees,” and “Tax Fees.”

Pre-Approval Policies and Procedures of the Audit Committee

Our Audit Committee approves the engagement of our independent auditors and is also required to pre-approve all audit and non-audit expenses. During the fiscal years ended December 31, 2013 and 2012, all of our Audit-Related Fees, Tax Fees, and All Other Fees, respectively, were pre-approved by the Audit Committee. Prior to engaging its accountants to perform particular services, our Board obtains an estimate for the service to be performed. All of the services described above were approved by the Board in accordance with its procedure.

ITEM 15.     EXHIBITS

Financial Statements

The following consolidated financial statements are included in Part II, Item 8 of this Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2013 and 2012

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2013 and 2012

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2013 and 2012

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and 2012

Notes to Consolidated Financial Statements

Financial Statement Schedules

Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

Exhibits

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Incorporation, as amended (15)

3.2	Amended and Restated Bylaws (9)

4.1	Certificate of Designation of Series B Convertible Preferred Stock (1)

4.2	Form of Class A Convertible Debenture (2)

4.3	Form of Class B Convertible Debenture (2)

4.4	Form of Class A Warrant (2)

4.5	Form of Class B Warrant (2)

4.6	Form of Common Stock Certificate (12)

4.7	Form of Common Stock Purchase Option to be granted to the representative of the underwriters (12)

10.1	Form of Securities Purchase Agreement, dated as of February 26, 2007 by and among the Company and eight accredited investors (2)

10.2	Form of Registration Rights Agreement, dated as of February 26, 2007 by and among the Company and eight accredited investors (2)

10.3	Form of Company Principal Lockup Agreement in connection with the Securities Purchase Agreement dated as of February 26, 2007 (2)

10.4	Form of the Amendment, Exchange and Waiver Agreement between the Company and certain accredited investors dated November 9, 2007 (3)

10.5	Form of the Amendment and Waiver Agreement between Skystar Bio-Pharmaceutical Company and two institutional and accredited investors dated March 31, 2008 (6)

10.6	Amendment to Consulting Services Agreement among Skystar Cayman, Xi’an Tianxing and Sida Biotechnology (Xi’an) Co., Ltd. (“Sida”) dated March 10, 2008 (4)

10.7	Agreement to Transfer of Operating Agreement among Skystar Cayman, Xi’an Tianxing, Xi’an Tianxing’s Majority Stockholders, Weibing Lu and Sida dated March 10, 2008 (4)

10.8	Amendment to Equity Pledge Agreement among Skystar Cayman, Xi’an Tianxing, Xi’an Tianxing’s Majority Stockholders, and Sida dated March 10, 2008 (4)

10.9	Designation Agreement among Skystar Cayman, Xi’an Tianxing, Xi’an Tianxing’s Majority Stockholders, Weibing Lu and Sida dated March 10, 2008 (4)

10.10	Agreement to Transfer of Option Agreement among Skystar Cayman, Xi’an Tianxing, Xi’an Tianxing Majority Stockholders, Weibing Lu and Sida dated March 10, 2008 (4)

10.11	Employment Agreement with Weibing Lu dated May 5, 2008 (7) **

10.13	Form of Director Offer Letter with Mr. Qiang Fan and Mr. Winston Yen (9) **

10.14	Form of Director Offer Letter with Chengtun Qu and Shouguo Zhao (9) **

10.16	Form of Director Offer Letter with Mr. Bennet P. Tchaikovsky (11) **

10.17	Agreement with R. Scott Cramer dated March 30, 2010 (13) **

10.18	Services Agreement with R. Scott Cramer dated April 16, 2010 (14) **

10.19	Employment Agreement with Michael Lan dated April 16, 2010 (14) **

10.20	Employment Agreement with Bing Mei dated July 29, 2011 (23) **

10.21	Services Agreement with R. Scott Cramer dated August 31, 2011 **

10.22	Employment Agreement with Bing Mei dated July 29, 2012 **

10.23	Services Agreement with R. Scott Cramer dated March 10, 2013 (30) **

10.24	Employment Agreement with Weibing Lu dated May 5, 2013 (30) **

10.25	Employment Agreement with Bing Mei dated July 29, 2013 (30) **

10.26	Lease Agreement between Xi’an Tianxing and Weibing Lu dated June 1, 2007 (5)

10.27	Lease Agreement between Shanghai Siqiang Biotechnological Co., Ltd. and Weibing Lu dated June 17, 2007 (8)

10.28	Summary of Research Arrangement between Shanghai Poultry Verminosis Institute and Xi’an Tianxing (8)

10.29	Cooperation Agreement between Shaanxi Microbial Institute and Xi’an Tianxing (8)

10.30	Technology Cooperation Agreement with Fourth Military Medical University (13)

14.1	Code of Ethics (10)

21.1	List of Subsidiaries (10)

23.1	Consent of Crowe Horwath (HK) CPA Limited *

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS**	XBRL Instance Document †

101.SCH**	XBRL Taxonomy Extension Schema †

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase †

101.DEF**	XBRL Taxonomy Extension Definition Linkbase †

101.LAB**	XBRL Taxonomy Extension Label Linkbase †

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase †

* Filed herewith.

** Indicates a management contract or compensatory plan or an agreement.

† Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

(1)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 14, 2005.

(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 5, 2007.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 11, 2007.

(4)	Incorporated by reference from the Registrant’s Current Report on Form 8-K on March 11, 2008.

(5)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K on April 2, 2008.

(6)	Incorporated by reference from the Registrant’s Current Report on Form 8-K on April 23, 2008.
(7)	Incorporated by reference from the Registrant’s Current Report on Form 8-K on May 5, 2008.

(8)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1/A filed on June 26, 2008.

(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K on July 15, 2008.

(10)	Incorporated by reference from the Registration’s Annual Report on Form 10-K on April 15, 2009.

(11)	Incorporated by reference from the Registration’s Current Report on Form 8-K on May 27, 2009.

(12)	Incorporated by reference from the Registration’s Amendment to Registration Statement on Form S-1/A on June 26, 2009.

(13)	Incorporated by reference from the Registration’s Annual Report on Form 10-K on March 31, 2010.

(14)	Incorporated by reference from the Registration’s Current Report on Form 8-K on April 19, 2010.

(15)	Incorporated by reference from the Registration’s Quarterly Report on Form 10-Q on November 15, 2010.

(16)	Incorporated by reference from the Registration’s Current Report on Form 8-K on December 17, 2010.

(17)	Incorporated by reference from the Registration’s Current Report on Form 8-K on January 4, 2011.

(18)	Incorporated by reference from the Registration’s Notification of inability to timely file Form 10-K on Form NT 10-K on April 1, 2011.

(19)	Incorporated by reference from the Registration’s Annual Report on Form 10-K on April 11, 2011.

(20)	Incorporated by reference from the Registration’s Notification of inability to timely file Form 10-Q on Form NT 10-Q on May 16, 2011.

(21)	Incorporated by reference from the Registration’s Quarterly Report on Form 10-Q on May 23, 2011.

(22)	Incorporated by reference from the Registration’s Current Report on Form 8-K on May 24, 2011.

(23)	Incorporated by reference from the Registration’s Current Report on Form 8-K on August 4, 2011.

(24)	Incorporated by reference from the Registration’s Notification of inability to timely file Form 10-Q on Form NT 10-Q on August 16, 2011.

(25)	Incorporated by reference from the Registration’s Quarterly Report on Form 10-Q on August 22, 2011.

(26)	Incorporated by reference from the Registration’s Current Report on Form 8-K on August 23, 2011.

(27)	Incorporated by reference from the Registration’s Amend Quarterly Report on Form 10-Q/A on September 21, 2011.

(28)	Incorporated by reference from the Registration’s Quarterly Report on Form 10-Q on November 14, 2011.

(29)	Incorporated by reference from the Registration’s Current Report on Form 8-K on November 15, 2011.
(30)	Incorporated by reference from the Registration’s Current Report on Form 8-K on March 13, 2014.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKYSTAR BIO-PHARMACEUTICAL COMPANY (Registrant)

Date: March 31, 2014	By:	/s/ Weibing Lu
Weibing Lu
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Weibing Lu	Chief Executive Officer (Principal Executive Officer), Director	March 31, 2014
Weibing Lu

/s/ Bing Mei	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2014
Bing Mei

/s/ Wei Wen	Secretary, Director	March 31, 2014
Wei Wen

/s/ R. Scott Cramer	Director	March 31, 2014
R. Scott Cramer

/s/ Qiang Fan	Director	March 31, 2014
Qiang Fan

/s/ Chengtun Qu	Director	March 31, 2014
Chengtun Qu

/s/ Mark D. Chen	Director	March 31, 2014
Mark D. Chen

/s/ Weirong Shen	Director	March 31, 2014
Weirong Shen

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Skystar Bio-Pharmaceutical Company

We have audited the accompanying consolidated balance sheets of Skystar Bio-Pharmaceutical Company, its subsidiaries and its variable interest entities (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, shareholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company, its subsidiaries and its variable interest entities as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, such statements were prepared in accordance with Financial Accounting Standards Board Accounting Standard Codification (ASC) Topic 810 and related subtopics related to the consolidation of variable interest entities.

/s/ Crowe Horwath (HK) CPA Limited

Hong Kong, China

March 31, 2014

SKYSTAR BIO-PHARMACEUTICAL COMPANY

CONSOLIDATED BALANCE SHEETS

(Amounts in U.S. Dollars, except share and amounts)

	December 31,	December 31,
	2013	2012

ASSETS
CURRENT ASSETS:
Cash	$8,142,296	$11,321,848
Accounts receivable, net of allowance for doubtful accounts of $602,243 and $247,269, respectively	11,009,498	10,010,796
Inventories	25,903,586	22,962,209
Deposits, prepaid expenses and other receivables	2,134,163	2,839,850
Prepayments to suppliers	41,061,144	23,438,735
Loans receivable	-	1,078,827
Deferred tax assets	364,425	-
Total current assets	88,615,112	71,652,265

PROPERTY, PLANT AND EQUIPMENT, NET	28,269,155	28,867,816

CONSTRUCTION-IN-PROGRESS	9,284,947	8,691,360

OTHER ASSETS:
Long-term prepayments	4,633,614	1,050,327
Long-term prepayments for acquisitions	183,344	177,744
Intangible assets, net	5,237,255	5,319,831
Total other assets	10,054,213	6,547,902
Total assets	$136,223,427	$115,759,343

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,303,531	$4,017,530
Other payables and accrued expenses	6,467,605	4,374,047
Short-term loans	10,640,500	4,443,600
Deposits from customers	1,877,211	1,621,061
Taxes payable	1,315,486	1,950,757
Due to related parties	1,361,548	798,925
Total current liabilities	24,965,881	17,205,920

OTHER LIABILITIES:
Long-term loan	-	1,269,600
Deferred government grants	802,130	1,063,290
Purchase option liability	62,440	5,600
Total other liabilities	864,570	2,338,490
Total liabilities	25,830,451	19,544,410

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, $0.001 par value, 50,000,000 shares authorized, no Series "A" shares authorized, 48,000,000 Series "B" shares authorized, no Series "B" shares issued and outstanding	-	-
Common stock, $0.001 par value, 40,000,000 shares authorized, 7,604,800 shares issued and outstanding as of December 31, 2013 and 2012	7,605	7,605
Paid-in capital	37,631,142	37,021,085
Statutory reserves	5,952,692	5,897,298
Retained earnings	54,990,154	44,515,296
Accumulated other comprehensive income	11,811,383	8,773,649
Total shareholders' equity	110,392,976	96,214,933
Total liabilities and shareholders' equity	$136,223,427	$115,759,343

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

SKYSTAR BIO-PHARMACEUTICAL COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in U.S. Dollars, except share and amounts)

	Years ended December 31,
	2013	2012

REVENUE, net	$42,483,716	$33,586,791

COST OF REVENUE	20,992,962	15,095,004

GROSS PROFIT	21,490,754	18,491,787

OPERATING EXPENSES:
Research and development	956,028	2,154,241
Selling expenses	3,552,878	3,040,036
General and administrative	3,968,984	4,746,529

Total operating expenses	8,477, 890	9,940,806

INCOME FROM OPERATIONS	13,012,864	8,550,981

OTHER INCOME (EXPENSE):
Other income, net	48,401	458,681
Interest income	539,587	97,591
Interest expense	(612,452)	(764,500)
Change in fair value of purchase option liability	(56,840)	37,800
Total other income (expense), net	(81,304)	(170,428)

INCOME BEFORE PROVISION FOR INCOME TAXES	12,931,560	8,380,553

PROVISION FOR INCOME TAXES	2,401,308	2,168,125

NET INCOME	10,530,252	6,212,428

OTHER COMPREHENSIVE INCOME :
Foreign currency translation adjustment	3,037,734	662,542

COMPREHENSIVE INCOME	$13,567,986	$6,874,970

EARNINGS PER SHARE:
Basic	$1.38	$0.83
Diluted	$1.37	$0.83

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic	7,651,640	7,471,350
Diluted	7,656,086	7,471,350

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

SKYSTAR BIO-PHARMACEUTICAL COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Amounts in U.S. Dollars, except share and amounts)

				Retained earnings		Accumulated
	Common stock		Paid-in	Statutory		other comprehensive
	Shares	Amount	capital	reserves	Unrestricted	income	Total
BALANCE, January 1, 2012	7,161,919	$7,162	$35,784,378	$5,708,135	$38,492,031	$8,111,107	$88,102,813

Share issued under 2010 stock incentive plan	442,881	443	1,236,707	-	-	-	1,237,150
Foreign currency translation	-	-	-	-	-	662,542	662,542
Net income	-	-	-	-	6,212,428	-	6,212,428
Appropriation to statutory reserves	-	-	-	189,163	(189,163)	-	-

BALANCE, December 31, 2012	7,604,800	$7,605	$37,021,085	$5,897,298	$44,515,296	$8,773,649	$96,214,933

Foreign currency translation	-	-	-	-	-	3,037,734	3,037,734
Share-based compensation	-	-	172,891	-	-	-	172,891
Contribution from a shareholder	-	-	437,166		-	-	437,166
Net income	-	-	-	-	10,530,252	-	10, 530,252
Appropriation to statutory reserves	-	-	-	55,394	(55,394)	-	-

BALANCE, December 31, 2013	7,604,800	$7,605	$37,631,142	$5,952,692	$54,990,154	$11, 811,383	$110,392,976

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

SKYSTAR BIO-PHARMACEUTICAL COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in U.S. Dollars)

	Years ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,530,252	$6,212,428
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,467,261	1,035,829
Amortization	246,896	401,114
(Reversal of) provision for doubtful accounts	342,623	(194,971)
Common stock to be issued to related parties for compensation	143,549	86,162
Common stock issued under 2010 stock incentive plan	-	1,037,911
Change in fair value of warrant/purchase option liability	56,840	(37,800)
Gain on disposal of property, plant and equipment	1,754	-
Deferred tax assets	(359,638)	-
Change in operating assets and liabilities
Accounts receivable	(1,016,951)	(6,394,244)
Inventories	(2,188,799)	(7,985,875)
Deposits, prepaid expenses and other receivables	763,031	1,651,478
Prepayments to suppliers	(16,662,199)	6,027,718
Accounts payable	(984,623)	2,307,066
Other payables and accrued expenses	2,136,675	(500,127)
Deferred government grants	(452,340)	190,380
Deposits from customers	202,383	176,645
Taxes payable	(687,582)	1,788,790
Due to related parties	1,037,488	743,755
Net cash (used in) provided by operating activities	(5,423,380)	6,546,259

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(19,825)	(163,049)
Sale of property, plant and equipment	162	-
Payments on construction-in-progress	(148,968)	(393,032)
Payments on long-term prepayments	(3,515,071)	(358,077)
Refund of long-term prepayments	-	475,950
Loans to third parties	-	(2,023,393)
Collection of loans to third parties	1,098,201	1,916,651
Net cash used in investing activities	(2,585,501)	(544,950)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	10,500,750	5,774,860
Repayment of short-term and long term loans	(5,815,800)	(7,488,280)
Net cash provided by (used in) financing activities	4,684,950	(1,713,420)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	144,379	(15,009)

(DECREASE) INCREASE IN CASH	(3,179,552)	4,272,880

CASH, beginning of year	11,321,848	7,048,968

CASH, end of year	$8,142,296	$11,321,848

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$644,489	$647,249

Cash paid for income taxes	$1,105,002	$972,739

Non-cash investing and financing activities

Long-term prepayment transferred to construction-in-progress	$11,502	$1,004,635
Consideration for property, plant and equipment offset against due to related parties	$486,427	$-
Construction-in-progress transferred to property, plant and equipment	$-	$1,129,588
Shares issued to settle payables to related parties	$-	$199,239

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

SKYSTAR BIO-PHARMACEUTICAL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

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

On April 21, 2010, Kunshan Sikeda Biotechnology Co., Ltd. (“Kunshan Sikeda”) was incorporated in Kunshan, Jiangsu Province, China with a registered capital of $81,850 (RMB 500,000), of which Xi’an Tianxing and Sida each contributed $40,925 (RMB 250,000). Kunshan Sikeda is jointly owned by Xi’an Tianxing and Sida. On July 31, 2013, Kunshan Sikeda was dissolved.

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

On August 11, 2010, Sida became the parent company of Skystar Biotechnology (Jingzhou) Co., Limited (“Skystar Jingzhou”), a company established in Jingzhou, Hubei Province, China on February 5, 2010, with registered capital of approximately $4.3 million (RMB 26,000,000) paid by Sida.

On March 15, 2011, Xi’an Tianxing formed Xi’an Sikaida Bio-products Co., Ltd. (“Xi’an Sikaida”) with a registered capital of approximately $1,637,000 (RMB 10,000,000 ) paid by Xi’an Tianxing.

Hereinafter, Skystar, Skystar Cayman, Fortunate Time, Sida, Xi’an Tianxing, Skystar Kunshan, Skystar Jingzhou, Shanghai Siqiang, and Xi’an Sikaida are sometimes collectively referred to as the “Company”.

SKYSTAR BIO-PHARMACEUTICAL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

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

December 31, 2013

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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2013 and 2012:

Carrying
	Value at	Fair Value Measurement at
	December 31,	September 30, 2013
	2013	Level 1	Level 2	Level 3
Purchase option liability	$62,440	$—	$62,440	$—

Carrying
	Value at	Fair Value Measurement at
	December 31,	December 31, 2012
	2012	Level 1	Level 2	Level 3
Purchase option liability	$5,600	$—	$5,600	$—

Below is the reconciliation for the purchase option liability:

	December 31, 2013	December 31, 2012
Balance, beginning of year	$5,600	$43,400
Change in fair value	56,840	(37,800)
Balance, end of year	$62,440	$5,600

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

SKYSTAR BIO-PHARMACEUTICAL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

(Amounts in U.S. dollars, except share and amounts)

Cash

Cash includes currency on hand and demand deposits with banks with an original maturity of three months or less.

Accounts receivable

Accounts receivable are stated at cost, net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses, if any, resulting from the failure of customers to make required payments. The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectibility of individual balances. In evaluating the collectibility of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends.

Inventories

Inventories are stated at the lower of cost as determined on a weighted-average basis, or market. Inventories include purchases and related costs incurred in bringing the inventories to their present location and condition. Management reviews inventories for obsolescence and cost in excess of net realizable value and records a write-down against the inventory and additional cost of goods sold when the carrying value exceeds net realizable value.

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

Estimated useful life
Buildings and improvements	Shorter of lease term or 10-40 years
Machinery and equipment	5-10 years
Office equipment and furniture	3-10 years
Vehicles	5-10 years

SKYSTAR BIO-PHARMACEUTICAL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

(Amounts in U.S. dollars, except share and amounts)

Management assesses the carrying value of property, plant and equipment annually or more often when factors indicating impairment are present, and reduce the carrying value of such assets by the amount of the impairment. The Company determines the existence of such impairment by measuring the expected future cash flows (undiscounted) and comparing such amount to the net asset carrying value. An impairment loss, if it exists, is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Based on its review, management believes that, as of December 31, 2013 and 2012, there was no impairment of its property, plant and equipment.

Construction-in-progress

Construction-in-progress includes direct costs of construction of factory buildings. Interest incurred during the period of construction, if significant, is capitalized. All other interest is expensed as incurred. Construction-in-progress is not depreciated until such time as the asset is completed and put into service.

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

Impairment of intangible assets —Intangible assets are evaluated at least annually for impairment if events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Based on the existence of one or more indicators of impairment, the Company measures any impairment of long-lived assets by comparing the asset's estimated fair value with its carrying value, based on cash flow methodology. Based on its review, the Company believes that, as of December 31, 2013 and 2012, there was no impairment of its intangible assets.

Comprehensive income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive income is comprised of the foreign currency translation adjustments.

Shipping and handling costs

Shipping and handling costs related to costs of goods sold are included in selling expenses, which totaled $1,792,455 and $1,802,654 for the years ended December 31, 2013 and 2012, respectively.

Advertising costs

Advertising costs are charged to selling expenses as incurred. Advertising costs were insignificant for the years ended December 31, 2013 and 2012, respectively.

Research and development costs

Research and development costs are charged to expenses as incurred and include salaries, professional fees, and material costs and technical support fees related to such efforts.

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

SKYSTAR BIO-PHARMACEUTICAL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

(Amounts in U.S. dollars, except share and amounts)

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. As of December 31, 2013 and 2012, there are no unrecognized tax benefits, and the Company does not expect a significant change in tax benefits in the next 12 months.  Penalties and interest levied by taxing authorities, if any, are classified as income tax expense in the year incurred. No significant penalties or interest relating to income taxes have been incurred during the years ended December 31, 2013 and 2012.

According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational or other errors made by the taxpayer or the withholding agent.  The statute of limitations extends to five years under special circumstances. In the case of transfer pricing issues, the statute of limitations is ten years. There is no statute of limitations in the case of tax evasion. Accordingly, the income tax returns of the Company’s PRC operating subsidiaries for the years ended December 31, 2008 through 2013 are open to examination by the PRC state and local tax authorities.

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

SKYSTAR BIO-PHARMACEUTICAL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

(Amounts in U.S. dollars, except share and amounts)

Reclassifications

Certain amounts included in the 2012 financial statements have been reclassified to conform to the 2013 financial statement presentation as follows:

The Company has separately presented interest income of $97,591 on the face of consolidated statements of comprehensive income for the year ended December 31, 2012, instead of presented as part of other income, net of $39,933 and interest expenses, net of $57,658.

As a result of such reclassification, other income, net for the year ended December 31, 2012 has changed from $498,614 to $458,681 and interest expense, net has changed from $706,842 to $764,500.

The change in deferred government grant of $190,380 and due to related parties of $743,755 were classified into cash flows from financing activities in the Company’s consolidated statement of cash flows for the year ended December 31, 2012. The Company has reclassified these amounts as components of cash flows to operating activities.

As a result of such reclassification, net cash used in financing activities for the year ended December 31, 2012 has changed from $779,285 to $1,713,420, and net cash provided by operating activities has changed from $5,612,124 to $6,546,259.

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

SKYSTAR BIO-PHARMACEUTICAL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

(Amounts in U.S. dollars, except share and amounts)

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

Financial instruments which subject the Company to concentration of credit risk consist of cash and accounts receivable, prepayments to suppliers and others. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. The Company has not experienced any losses in such accounts. The Company provides unsecured credit terms for sales to customers and places unsecured prepayments for purchase to suppliers. As a result, there are credit risks with the accounts receivable and prepayment to suppliers balance.

For the years ended December 31, 2013 and 2012, all of the Company’s sales occurred in the PRC. No major customers accounted for more than 10% of the Company’s total revenues in 2013 and 2012. All accounts receivable at December 31, 2013 and 2012 are from customers located in the PRC.

The Company’s six largest vendors accounted for approximately 89% and 82% of the Company’s total purchases for the years ended December 31, 2013 and 2012, respectively. No other vendors accounted for more than 10% of the Company’s total purchases. As of December 31, 2013 and 2012, prepayments of $32,094,767 and $20,092,101 were made to the six largest vendors, respectively, for raw materials and packing materials purchases.

The Company had one product that accounted for 13% and 15% of the Company’s total revenues for the years ended December 31, 2013 and 2012, respectively. No other products accounted for more than 10% of the Company’s total sales.

Note 4 - ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	December 31, 2013	December 31, 2012
Accounts receivable	$11,611,741	$10,258,065
Allowance for doubtful accounts	(602,243)	(247,269)
Accounts receivable, net	$11,009,498	$10,010,796

The following table presents the movement of the allowance for doubtful accounts:

	December 31, 2013	December 31, 2012
Beginning of year	$247,269	$438,678
Addition	1,335,664	166,276
Reversal	(993,041)	(361,247)
Translation adjustment	12,351	3,562
End of year	$602,243	$247,269

SKYSTAR BIO-PHARMACEUTICAL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

(Amounts in U.S. dollars, except share and amounts)

Note 5 – INVENTORIES

Inventories consist of the following:

	December 31, 2013	December 31, 2012
Raw materials	$23,001,461	$20,428,757
Packaging materials	396,067	220,078
Work-in-process	23,140	219
Finished goods	2,409,083	2,243,226
Other	73,835	69,929
Total	$25,903,586	$22,962,209

During the year ended December 31, 2013 and 2012, the Company recorded a write-down of inventories of $nil and $16,026, respectively, which were predominately the result of expired raw material and outdated packing material.

Note 6 – DEPOSITS, PREPAID EXPENSES AND OTHER RECEIVABLES

Deposits, prepaid expenses and other receivables are comprised of the following:

	December 31, 2013	December 31, 2012
Prepaid income taxes	$-	$1,263,845
Other prepayments	478,144	828,676
Deposits placed with guarantors (note 13)	491,100	198,375
Interest receivable (note 7)	497,844	-
Other receivables	667,075	548,954
Total	$2,134,163	$2,839,850

Note 7 – PREPAYMENTS TO SUPPLIERS

Prepayments to suppliers are comprised of the following:

	December 31, 2013	December 31, 2012
Prepayments for raw materials	$39,937,944	$23,053,753
Prepayments for packaging materials	1,123,200	384,982
Total	$41,061,144	$23,438,735

As part of the Company’s strategy to reduce inventory costs, the Company maintains a balance for prepayments to suppliers in order to secure favorable pricing for raw materials.  As inventory is received throughout the year, this balance will fluctuate with the business operations.

Starting from January 1, 2013, the Company began to charge two major suppliers interest at an annual rate of 2.0% on these prepayments for raw materials. As of December 31, 2013, prepayments to these two suppliers were $31,953,084. For the years ended December 31, 2013 and 2012, $491,305 and $Nil, respectively, of interest income was recognized on these prepayments. The unpaid interest balance of $497,844 as of December 31, 2013 was included in “Deposits, prepaid expenses and other receivables” (note 6). The balance was fully settled in March 2014.

SKYSTAR BIO-PHARMACEUTICAL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

(Amounts in U.S. dollars, except share and amounts)

Note 8 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	December 31, 2013	December 31, 2012
Buildings and improvements	$27,703,872	$27,210,008
Machinery and equipment	6,093,533	5,876,467
Office equipment and furniture	337,688	332,653
Vehicles	611,989	593,296
Total	34,747,082	34,012,424
Less: accumulated depreciation	(6,477,927)	(5,144,608)
Property, plant and equipment, net	$28,269,155	$28,867,816

Depreciation expense was $1,467,261 and $1,035,829 for the years ended December 31, 2013 and 2012, respectively.

As of December 31, 2013 and 2012, property, plant and equipment with a carrying amount of $19,969,335 and $2,180,382, respectively, were pledged against the Company’s short-term and long-term loans.

Note 9 - CONSTRUCTION-IN-PROGRESS

Construction-in-progress (“CIP”) relates to facilities being built in Xi’an, Jingzhou and Kunshan.

Xi’an facility

Xi’an Tianxing has a vaccine facility and animal laboratory being built in Huxian, Xi’an.

In 2011, the Company started two projects at the vaccine facility to modify air filtration, water treatment, and other facility changes based on recommendations by outside experts hired by the Company to advise on the Good Morning Practices (“GMP”) qualification process for the vaccine facility. In September 2012, the China’s Ministry of Agriculture (“MOA”) physically inspected this facility and deemed the facility GMP compliant. Following physical inspection, the MOA’s inspection team recommended that the Office of the Working Committee proceed with Stage 2 of its GMP certification process.  On December 26, 2013, the MOA granted the GMP certificate for this new facility which is valid for five years. The facility is currently in the process of applying for individual product permits from the government. The Company expects to complete the application and launch the production in the second half of 2014. As of December 31, 2013, this vaccine facility had a total construction-in-progress of $2,484,212.

In 2011, the Company started a facility improvement project in the amount of approximately $327,400 for the Huxian Animal Laboratory. The facility is a supporting project to the Huxian vaccine facility. The project was completed and passed GMP inspection in December 2013. The Company expects this facility to become operational once the Huxian vaccine facility launches its manufacturing in the second half of 2014.

Jingzhou facility

In 2011, the Company started a facility improvement project to expand the veterinary medicine production capacity at the Jingzhou facility. The project includes plant construction and water supply and drainage and has an estimated total cost of $1,718,850, of which $1,213,508 had been incurred as of December 31, 2013. Due to the revision in the project blueprint to comply with GMP requirements, the project was temporarily halted. The Company expects the project will be resumed in the second quarter of 2014 and be completed by the end of the fourth quarter of 2014.

Kunshan facility

In 2011, the Company started a supporting project at the Kunshan micro-organism facility that includes the construction and installation of plumbing, sewer, electrical, HVAC, fire protection and alarm system, drainage, office, lab, road construction, parking, and landscaping. As of December 31, 2013, the construction and installation of these facilities were completed, inspected and accepted. However, the construction-in-progress of $5,259,827 has not been transferred to property, plant and equipment as the Kunshan micro-organism facility was not operational at this point. During the third quarter of 2013, the Company contracted with an unrelated third party to purchase machinery and equipment at a total consideration of approximately $7,366,500, of which $3,513,002 was paid and was included in “Long-term prepayments” (note 11) as of December 31, 2013. The Company expects the purchase and installation of this equipment will be completed by the end of the third quarter of 2014.

No depreciation is provided for construction-in-progress until such time as the assets are completed and placed into service.

The construction projects the Company was in the progress of completing are as follows:

	Total in CIP as of
Project	December 31, 2013	Estimated Cost to Complete	Estimated Total Cost	Estimated Completion Date
Xi'an vaccine facility	$2,484,212	$-	$2,484,212	Completed, Operational – Third quarter of 2014

Xi'an animal laboratory	327,400	-	327,400	Completed, Operational – Third quarter of 2014

Jingzhou veterinary medication facility	1,213,508	505,342	1,718,850	Fourth quarter of 2014

Kunshan micro-organism facility	5,259,827	7,366,500	12,626,327	Construction - completed, Installation of machinery and equipment – Third quarter of 2014
Total	$9,284,947	$7,871,842	$17,156,789

As of December 31, 2013 and 2012, the Company had construction in progress amounting to $9,284,947 and $8,691,360, respectively. Interest expense of $137,950 and $nil has been capitalized for construction in progress for the years ended December 31, 2013 and 2012, respectively.

Note 10 – LOANS RECEIVABLE

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

As of December 31, 2013 and 2012, the Company had other unsecured non-interest bearing loans in the amount of $Nil and $94,887 respectively, due from the Company’s employees and unrelated third parties.

Interest income earned on these loans amounted to $45,880 and $97,238 for the years ended December 31, 2013 and 2012, respectively.

SKYSTAR BIO-PHARMACEUTICAL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

(Amounts in U.S. dollars, except share and amounts)

Note 11 - LONG-TERM PREPAYMENTS

Long-term prepayments consist of the following:

	December 31, 2013	December 31, 2012
Deposits for equipment purchase and land use rights	$3,871,228	$311,227
Prepayments for R&D projects	366,688	355,488
Construction deposits	389,556	377,657
Deposits for other	6,142	5,955
Long-term prepayments - total	$4,633,614	$1,050,327

Long-term prepayments for acquisitions	$183,344	$177,744

As of December 31, 2013 and 2012, deposits for potential acquisitions totaled $183,344 and $177,744, respectively, all of which was held by an unrelated third party engaged to facilitate potential acquisition projects. On March 24, 2014, this deposit was fully refunded.

Note 12 – INTANGIBLE ASSETS

Intangible assets consist of the following

	December 31, 2013	December 31, 2012
Land use rights	$4,951,927	$4,800,677
Technological know-how	2,291,800	2,221,800
Patents	327,400	317,400
Total	7,571,127	7,339,877
Less: accumulated amortization	(2,333,872)	(2,020,046)
Intangible assets, net	$5,237,255	$5,319,831

For the years ended December 31, 2013 and 2012, the amortization expense for intangibles assets amounted to $246,896 and $401,114, respectively.

Amortization expense expected for the next five years and thereafter is as follows:

Years ending December 31,	Amount
2014	$250,182
2015	250,182
2016	250,182
2017	250,182
2018	250,182
Thereafter	3,986,345
Total	$5,237,255

As of December 31, 2013 and 2012, land use rights with a carrying amount of $1,529,960 and $1,199,456, respectively, were pledged against the Company’s short-term loans.

SKYSTAR BIO-PHARMACEUTICAL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

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

On August 27, 2012, the Company obtained a one year loan with Chang’an Bank for RMB 10,000,000 at an annual interest rate determined by using the People's Bank of China floating benchmark lending rate over the same period plus 30% of that rate. This loan was guaranteed by Xi’an Taixin Investment Guarantee Co., Ltd. For this guarantee, the Company was required to pay RMB 200,000 of fees to Xi’an Taixin Investment Guarantee Co., Ltd. and 12.5% of the loan or $198,375 (RMB 1,250,000) is required to be kept by Xi’an Taixin Investment Guarantee Co., Ltd. to serve as collateral until the loan is repaid. This loan is also personally guaranteed by the Company’s Chairman and CEO. On August 28, 2013, the loan was fully repaid.

On January 16, 2013, the Company obtained a one year loan with Industrial Bank Co. Ltd. Xi’an branch for $4,911,000 (RMB 30,000,000) at an annual interest rate of 6.6%. This loan is secured by the Company’s land use rights and manufacturing plant located in Huxian County. This loan is also personally guaranteed by the Company’s Chairman and CEO and his wife. On January 15, 2014, the loan was fully repaid.

On April 16, 2013, the Company obtained a one year loan from May 27, 2013 to May 26, 2014 with Postal Savings Bank of China Xi’an Branch for $3,274,000 (RMB 20,000,000) at an annual interest rate determined by using the People's Bank of China floating benchmark lending rate over the same period plus 20% of that rate, which was 7.2% at December 31, 2013. This loan is guaranteed by Xi’an Investment and Financing Guarantee Co., Ltd. For this guarantee, the Company is required to pay $58,158 (RMB 360,000) of fees to Xi’an Investment and Financing Guarantee Co., Ltd. and 10% of the loan or $327,400 (RMB 2,000,000) is required to be kept by Xi’an Investment and Financing Guarantee Co., Ltd. to serve as collateral until the loan is repaid. This loan is secured by the Company’s office buildings located in Xi’an, Shaanxi Province and the manufacturing equipment in Huxian County. The Company’s Chairman and CEO, his wife, and two other company’s managers have provided personal guarantees to Xi’an Investment and Financing Guarantee Co., Ltd. for the repayment of the loan.

On June 13, 2013, the Company obtained a one year loan from June 20, 2013 to June 19, 2014 with Industrial and Commercial Bank of China (ICBC) Songzi Branch for $818,500 (RMB 5,000,000) at an annual interest rate determined by using the People's Bank of China floating benchmark lending rate over the same period plus 30% of that rate, which was 7.8% at December 31, 2013. The Company is originally required to keep 10% of the loan or $81,850 (RMB 500,000) with the bank as collateral. During the fourth quarter of 2013, the collateral was waived. This loan is secured by the Company’s buildings and land use rights in Jingzhou, Hubei Province.

On September 10, 2013, the Company entered into a loan agreement with its Chairman and CEO. Under the agreement, the Chairman and CEO obtained a one year personal bank loan from September 12, 2013 to September 11, 2014 with Bank of Beijing of $1,637,000 (RMB 10,000,000) and lent the entire loan proceeds to the Company. The interest and repayment terms of the loan from the Chairman and CEO are identical to those of the personal bank loan. The annual interest rate is determined by using the prime rate over the same period plus 30% of that rate, which was 7.8% at the date that the loan was issued. The Company agrees to bear all the costs and expenses associated with the personal bank loan. The personal bank loan is guaranteed by Xi’an Investment and Financing Guarantee Co., Ltd. For this guarantee, the CEO is required to (i) pay $29,079 (RMB 180,000) of fees to Xi’an Investment and Financing Guarantee Co., Ltd. This cost has been paid and recorded as an expense of the Company using the effective interest method for the year ended December 31, 2013; and (ii) place 10% of the loan or $163,700 (RMB 1,000,000) at Xi’an Investment and Financing Guarantee Co., Ltd. to serve as collateral until the loan is repaid. The Company had placed such a deposit with Xi’an Investment and Financing Guarantee Co., Ltd. as of December 31, 2013. The personal bank loan is also secured by the Chairman and CEO’s real estate properties and the Company’s office buildings and machineries located in Xi’an.

SKYSTAR BIO-PHARMACEUTICAL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

(Amounts in U.S. dollars, except share and amounts)

Outstanding short-term loans consisted of the following:

	December 31, 2013		December 31, 2012			Interest
Bank	Amt RMB	Amt USD	Amt RMB	Amt USD	Due Date	Rate

ICBC Songzi Branch	-	$-	3,000,000	$476,100	06/18/13	(1)
Xi'an High-tech Zone Guoxin Microcredit Ltd.	-	-	15,000,000	2,380,500	02/12/13	22.40%
Chang’an Bank	-	-	10,000,000	1,587,000	08/26/13	(1)
Industrial Bank Co. Ltd. Xi’an Branch	30,000,000	4,911,000	-	-	01/15/14	6.60%
Postal Savings Bank of China Xi’an Branch	20,000,000	3,274,000	-	-	05/26/14	(2)
ICBC Songzi Branch	5,000,000	818,500	-	-	06/19/14	(1)
Related-party Individual – Chairman and CEO	10,000,000	1,637,000	-	-	09/11/14	7.8%
Total	65,000,000	$10,640,500	28,000,000	$4,443,600

(1)	People's Bank of China floating benchmark lending rate over the same period plus 30%, which was 7.8% at December 31, 2013.
(2)	People's Bank of China floating benchmark lending rate over the same period plus 20%, which was 7.2% at December 31, 2013.

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

Outstanding long-term loan consisted of the following:

	December 31, 2013		December 31, 2012			Interest
Bank	Amt RMB	Amt USD	Amt RMB	Amt USD	Due Date	Rate

Shaanxi Agricultural Yanta Credit Union	-	-	8,000,000	$1,269,600	09/20/14	9.446%
Total	-	$-	8,000,000	$1,269,600

Interest expense incurred and associated with the short-term and long-term loans amounted to $644,489 and $647,249 for the years ended December 31, 2013 and 2012, respectively, $137,950 and $nil has been capitalized as part of construction-in-progress in 2013 and 2012, respectively.

SKYSTAR BIO-PHARMACEUTICAL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

(Amounts in U.S. dollars, except share and amounts)

Note 14 - DEFERRED GOVERNMENT GRANT

The subsidies for Good Manufacturing Practice projects were granted by Shaanxi provincial government and Xi’an municipal government which may require the subsidies to be repaid. As of December 31, 2013 and 2012, the subsidies were RMB 2,500,000, equivalent to $409,250 and $396,750, respectively.

The subsidies granted by Xi’an City Science and Technology Bureau and Xi’an City High-Tech Industrial Development Zone are required to be used exclusively for the fish disease multi associated anti-idiotypic monoclonal antibody vaccine project during the development period from January 2012 through December 2014. As of December 31, 2013 and 2012, 70% of the subsidies or RMB 4,200,000, equivalent to $687,540 and $666,540, respectively had been received and $491,100 (RMB 3,000,000) and nil has been expensed on this project and were accounted for as an offset against deferred government grant as of December 31, 2013 and 2012, respectively.

The interest subsidies granted by Xi’an municipal government were required to be used exclusively for the chicken coccidia vaccine project in the third quarter of 2013. As of December 31, 2013, the subsidies or RMB 1,200,000, equivalent to $196,440 had been received and nil has been expensed on this project.

Note 15 - CAPITAL TRANSACTIONS

Stock-based compensation

On March 31, 2012, the Company entered into an agreement with a non-executive director to grant him an aggregate 28,000 shares of restricted common stock each year under the Company’s 2010 Stock Incentive Plan, vested in four equal quarterly installments of 7,000 shares. The closing price per share of the stock on the next business day of each of the grant date in 2012 and 2013 was $2.95 and $1.73 respectively. The Board of Directors approved his agreement with the Company on March 10, 2014. As of December 31, 2013 and 2012, 49,000 and nil shares, respectively, were to be issued to this non-executive director.

On May 26, 2009, the Company agreed to issue 5,556 shares of common stock to a director at the beginning of each term of his directorship, which runs from May 26, 2013 to May 25, 2014. In accordance with the agreement between the Company and this director, this director must continue to serve as a member of the Board until his successor is duly elected and qualified in order to receive the shares. As of December 31, 2013 and 2012, 11,112 shares and 5,556 shares, respectively, were to be issued to this non-executive director.

On July 29, 2011, the Company entered into a one-year employment agreement with its CFO effective July 29, 2011. Under the agreement, he is entitled to receive an aggregate 8,000 shares of common stock, 4,000 shares of which shall be issuable on the 6 month anniversary and the remaining 4,000 shares of which shall be issuable on the 12 month anniversary. The closing price per share on the grant date was $4.20. On July 29, 2012, the Company entered into another one-year employment agreement with the CFO effective July 29, 2012. Under the agreement, he is entitled to receive an aggregate 8,000 shares of common stock, vested in four equal quarterly installments of 2,000 shares. The closing price per share of the stock on the next business day of the grant date was $2.17. On July 29, 2013, the Company entered into another one-year employment agreement with the CFO effective July 29, 2013. Under the agreement, he is entitled to receive an aggregate 8,000 shares of common stock, vested in four equal quarterly installments of 2,000 shares. The closing price per share of the stock on the next business day of the grant date was $1.37.The Board of Directors ratified and approved the CFO’s employment agreement with the Company on March 10, 2014. As of December 31, 2013 and 2012, 10,000 shares and 2,000 shares were vested and to be issued to this executive, respectively.

The Company entered into a five-year employment agreement with its Chief Executive Officer on May 5, 2008. After the agreement was expired on December 31, 2013, the Company renewed the employment agreement with its Chief Executive Officer for another five year period effective January 1, 2014. Under the agreement, he is entitled to receive an aggregate 50,000 shares of common stock each year, vested in four equal quarterly installments of 12,500 shares. The Board of Directors approved the CEO’s employment agreement with the Company on March 10, 2014.

The Company recorded $143,549 and $86,162 share based compensation for the years ended December 31, 2013 and 2012. Shares to be issued to related parties included in other payables and accrued expenses of $29,342 as of December 31, 2012 were transferred to paid in capital during the year.

SKYSTAR BIO-PHARMACEUTICAL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

(Amounts in U.S. dollars, except share and amounts)

Equity Compensation Plan

On December 8, 2009, the Company’s board of directors approved a stock incentive plan for officers, directors, employees and consultants entitled the “Skystar Bio-Pharmaceutical Company 2010 Stock Incentive Plan” (the “2010 Plan”). The maximum number of shares that may be issued under the 2010 Plan is 700,000 shares of common stock. The 2010 Plan was approved by the Company’s stockholders on December 31, 2009, and awards may be granted thereunder until December 7, 2019. On May 4, 2012, the Board approved common stock grants in the total amount of 442,881 shares to the Company’s employees and members of the Board of Directors, all of which grants were made pursuant to the terms and provisions of the Plan. As of December 31, 2013 and 2012, there are 247,119 shares of the Company’s common stock remaining available for future issuance under the Plan. As of December 31, 2013 and 2012, there are 70,112 shares and 7,556 shares, respectively, vested pending to be issued.

A summary of changes in the Company’s non-vested shares for the year follows:

Non-vested Shares
Non-vested at January 1, 2012	17,000
Granted	13,556
Vested	(24,556)
Forfeited	-
Non-vested at December 31, 2012	6,000
Granted	69,556
Vested	(62,556)
Forfeited	-
Non-vested at December 31, 2013	13,000

As of December 31, 2013, there was $18,423 of total unrecognized compensation cost related to non-vested shares granted.  The total fair value of shares vested during the years ended December 31, 2013 and 2012 was $144,663 and $86,162, respectively, based on the closing price of the Company’s common stock on the grant date.

SKYSTAR BIO-PHARMACEUTICAL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

(Amounts in U.S. dollars, except share and amounts)

Purchase Options

In connection with the 2009 equity offering, the Company granted 140,000 common stock purchase options to five designees of the Underwriters with a vesting date of June 30, 2010. The options are exercisable from June 30, 2010 to June 30, 2014, and each option is exercisable for one share of the Company’s common stock at an exercise price at $8.11 per share. All options were provided for services performed. As of December 31, 2013 and 2012, 140,000 common stock purchase options remained outstanding.

Outstanding purchase options do not trade in an active securities market, and as such, the Company estimates the fair value of these purchase options using the Black-Scholes Option Pricing Model (“Black-Scholes Model”) using the following assumptions:

	Purchase Options
	December 31, 2013	December 31, 2012
Stock price	$3.51	$1.60
Exercise price	$8.11	$8.11
Annual dividend yield	-	-
Expected term (years)	0.50	1.50
Risk-free interest rate	0.10%	0.16%
Expected volatility	125%	73%
Option value	$0.45	$0.04

(1)	As of December 31, 2013 and 2012, 140,000 purchase options with an exercise price of $8.11 were outstanding.

Expected volatility is based on historical volatility. Historical volatility was computed using daily pricing observations for recent periods that correspond to the term of the warrants. The Company believes this method produces an estimate that is representative of future volatility over the expected term of these warrants and purchase options. The Company has no reason to believe future volatility over the expected remaining life of these purchase options is likely to differ materially from historical volatility. The expected life is based on the remaining term of the purchase options. The risk-free interest rate is based on U.S. Treasury securities according to the remaining term of the purchase options.

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

The fair value of the 140,000 purchase options outstanding as of December 31, 2013 and 2012 was determined using the Black-Scholes Model, utilizing level 2 inputs, and the change was recorded in earnings. The Company recognized a loss of $56,840 and a gain of $37,800 from the change in fair value of derivative liability for the year ended December 31, 2013 and 2012, respectively.

Following is an activity summary of the Company’s outstanding purchase options:

	Number of purchase options	Weighted – average exercise price	Weighted- average remaining contractual term (Year)
Outstanding at January 1, 2011	174,230	$7.50	2.04
Granted	-
Forfeited	(34,230)	5.00
Exercised	-
Outstanding at December 31, 2012	140,000	$8.11	1.50
Granted	-
Forfeited	-
Exercised	-
Outstanding at December 31, 2013	140,000	$8.11	0.50
Exercisable at December 31, 2013	140,000	$8.11	0.50

On February 28, 2007, the Company issued warrants to the placement agents, exercisable for 114,100 shares of the Company’s common stock at a price of $5.00 per share for a five-year term (number of warrants and exercise price adjusted for 1 for 10 reverse stock split on May 12, 2009 and 2 for 1 forward stock split on November 6, 2009. All the remaining 34,230 warrants expired on February 28, 2012.

SKYSTAR BIO-PHARMACEUTICAL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

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

Note 17 – TAXES

Provision for income taxs consisted of the following:

PRC income taxes	December 31, 2013	December 31, 2012
Current	$2,760,936	$2,168,125
Deferred	(359,628)	-
Total	$2,401,308	$2,168,125

Skystar is subject to United States federal income tax. Skystar Cayman is a tax-exempt company incorporated in the Cayman Islands. Fortune Time did not have any assessable profits arising in or derived from Hong Kong for the years ended December 31, 2013 and 2012, and accordingly no provision for Hong Kong profits tax was made in these years.

The Company’s subsidiaries and VIEs are subject to the PRC’s Enterprise Income Tax. Pursuant to the PRC Income Tax Laws, Enterprise Income Tax is generally imposed at a statutory rate of 25%. Xi’an Tianxing has been approved as a new technology enterprise, and under PRC Income Tax Laws is entitled to a preferential tax rate of 15%.

SKYSTAR BIO-PHARMACEUTICAL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

(Amounts in U.S. dollars, except share and amounts)

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31, 2013 and 2012:

	Years ended December 31,
	2013	2012
U.S. Statutory rate	34.0%	34.0%
Foreign income not recognized in the U.S.	(34.0)	(34.0)
China income tax rate	25.0	25.0
China income tax exemption	(10.0)	(10.0)
Other item (1)	3.6	10.9
Total provision for income taxes	18.6%	25.9%

(1)	Other items are primarily for operating expenses (income) incurred by Skystar that are not deductible (taxable) in the PRC, expenses incurred by other subsidiaries that are not deductible on the consolidated level, the difference of taxable income under US GAAP rather than Chinese GAAP, and the difference of Enterprise Income Tax imposed at a statutory rate of 25% rather than preferential tax rate of 15% on the income from the subsidiaries other than Xi’an Tianxing, which resulted in an increase in the effective tax rate of 3.6% and 10.9% for the years ended December 31, 2013 and 2012, respectively. Other items consisted of the following:

	Years ended December 31,
	2013	2012
Income taxed at Chinese statutory rate of 25%	0.2%	4.4%
Valuation allowance on tax loss	1.5	1.8
Non-deductible operating expenses	1.9	4.7
Total other items	3.6%	10.9%

Taxes payable consisted of the following:

	December 31, 2013	December 31, 2012
Income taxes	$662,811	$279,680
Value added taxes	576,603	1,409,762
Other taxes	76,072	261,315
Total	$1,315,486	$1,950,757

As of December 31, 2013 and 2012, the estimated net operating loss carry forwards of Skystar for U.S. income tax purposes amounted to $4,917,108 and $4,711,862, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, beginning in 2025 and through 2033. As of December 31, 2013 and 2012, the estimated net operating loss carry forwards of Skystar for PRC income tax purposes amounted to $4,572,233 and $3,467,227, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2018. Management believes that the realization of the arising from this loss appears to be uncertain due to the Company’s limited operating history and continuing losses for U.S. and PRC income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at December 31, 2013 and 2012. As of December 31, 2013 and 2012, the valuation allowance on the tax loss of Skystar was $1,671,817 and $1,602,033, respectively, and that of PRC subsidiaries was $1,142,813 and $866,807, respectively. The Company’s management reviews this valuation allowance periodically and makes adjustments as necessary. As of December 31, 2013, the Company had deferred tax assets amounting to $364,425 in respect of accrued expenses of $213,685 and an allowance on doubtful accounts of $150,560. As of December 31, 2012, the Company had no other deferred tax amounts.

The Company did not provide for deferred income taxes and foreign withholding taxes on the cumulative undistributed earnings of foreign subsidiaries as of December 31, 2013 and 2012 of approximately $50.9 million and $35.6 million, respectively. The cumulative undistributed earnings of foreign subsidiaries were included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes or applicable withholding taxes, related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if management concluded that such earnings will be remitted in the future.

SKYSTAR BIO-PHARMACEUTICAL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

(Amounts in U.S. dollars, except share and amounts)

Note 18 - EARNINGS PER SHARE

The earnings per share are as follows:

	Years ended December 31,
	2013	2012

Net income	$10,530,252	$6,212,428

Weighted average shares used in basic computation	7,651,640	7,471,350
Effect of dilutive potential non-vested common shares	4,446	-

Weighted average shares used in diluted computation	7,656,086	7,471,350

Earnings per share:
Basic	$1.38	$0.83
Diluted	$1.37	$0.83

For the years ended December 31, 2013, the outstanding 140,000 options were excluded from the diluted earnings per share calculation as they are anti-dilutive.

For the years ended December 31, 2012, the outstanding 140,000 options and 6,000 non-vested shares were excluded from the diluted earnings per share calculation as they are anti-dilutive.

SKYSTAR BIO-PHARMACEUTICAL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

(Amounts in U.S. dollars, except share and amounts)

Note 19 - RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

Amounts receivable from and payable to related parties are summarized as follows:

	December 31, 2013	December 31, 2012

Amounts due to related parties
Weibing Lu – CEO (1)	$857,012	$608,282
Bing Mei – CFO (2)	41,283	264
Scott Cramer – non-executive director and shareholder (2)	300,203	138,169
Directors, shareholders and other related parties (3)	163,050	52,210
Total	$1,361,548	$798,925

(1)	As of December 31, 2013 and 2012, the Company had unpaid reimbursement, compensation, and advances for business expenses due to Weibing Lu valued at $857,012 and $608,282, respectively.

(2)	As of December 31, 2013 and 2012, the Company had unpaid reimbursement and compensation due to Scott Cramer valued at $300,203 and $138,169, respectively. On March 10, 2014, the Board of Directors, including all of the independent members of the Board, reviewed and approved the terms of Mr. Cramer’s Consulting Services Agreement with the Company pursuant to which the Company would continue employing him as its US representative in consideration of (i) a quarterly cash fee of $7,500, (ii) 7,000 restricted shares of the Company’s common stock issuable on a quarterly basis pursuant to the Company’s 2010 Stock Incentive Plan, and (iii) reimbursement of out of pocket expenses. In addition, Mr. Cramer agreed to pay certain invoices of the Company to its vendors (and the Company agreed to reimburse Mr. Cramer) in the form of a no interest bearing loan in the aggregate amount of approximately $250,000. As of December 31, 2013 and 2012, the Company had unpaid reimbursement and compensation due to Bing Mei valued at $41,283 and $264, respectively.

(3)	The amounts due to directors, shareholders and other related parties at December 31, 2013 and 2012 include unpaid reimbursement and advances to other related parties for business expenses.

Also refer to Notes 13, 15 and 20 for other related party transactions and arrangements.

Exchange of leasehold interest:

In 2005, a shareholder contributed a leasehold interest with a carrying amount of $363,414 (RMB 2,220,000) as additional capital of Xi’an Tianxing but the title of this leasehold property was not passed to the Company. In December 2013, this shareholder exchanged this leasehold interest in return for amounts due to the shareholder of $486,427 (RMB 3,010,000), which approximated the fair value on the date of the exchange. The difference in the carrying amount of the amounts due to the shareholder and the leasehold interest of $437,166 was credited to additional paid in capital.

SKYSTAR BIO-PHARMACEUTICAL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

(Amounts in U.S. dollars, except share and amounts)

Note 20 - COMMITMENTS AND CONTINGENCIES

(a)  Lease commitments

The Company recognizes lease expense on the straight-line basis over the term of the lease.

The Company entered into a tenancy agreement for the lease of factory premises of Xi’an Tianxing in Sanqiao for a period of ten years from October 1, 2004 to December 31, 2014. The annual rent for the factory premises is subject to a 10% increase every two years starting October 1, 2009. As of December 31, 2013, the annual rent for the factory premises was approximately $22,977 (RMB 140,360).

The Company leased office space in Xi’an from Mr. Weibing Lu, the Company’s Chairman and CEO, for a period of five years from January 1, 2007 to December 31, 2011. In January 2012, the Company renewed the lease with Mr. Lu for another 5 years from January 1, 2012 to December 31, 2016 at a rent of approximately $29,466 (RMB 180,000) per year.

The Company also entered into a tenancy agreement with Mr. Weibing Lu for the lease of Shanghai Siqiang’s office in Shanghai for a period of ten years from August 1, 2007 to August 1, 2017 with an annual rent of approximately $23,573 (RMB 144,000).

The Company entered into a one year tenancy agreement for an office lease in Kunshan, Jiangsu Province from April 15, 2011 to April 14, 2012 with an annual rent of approximately $3,143 (RMB 19,200). On April 15, 2012, the Company entered into a six-month tenancy agreement for this office from April 15, 2012 to October 14, 2012 with six-month rent of approximately $1,703 (RMB 10,405). On October 15, 2012, the Company entered into a another six-month tenancy agreement for this office from October 15, 2012 to April 14, 2013 with a six-month rent of approximately $1,703 (RMB 10,405). On April 15, 2013, the Company entered into a another one-year tenancy agreement for this office from April 15, 2013 to April 14, 2014 with a one-year rent of approximately $3,853 (RMB 23,536 ).

The Company entered into a tenancy agreement for the lease of warehouse premises in Xi’an for a period of three years from July 20, 2011 to July 19, 2014 with an annual rent of approximately $38,469 (RMB 235,000) subject to a 10% increase every two years starting July 20, 2013. As of December 31, 2013, the annual rent for the warehouse premises was approximately $42,316 (RMB 258,500).

The Company entered into a tenancy agreement for the lease of a sales office in Jingzhou, Hubei Province for a period of five years from April 18, 2012 to April 17, 2017 with an annual rent of approximately $8,840 (RMB 54,000) for the first three years subject to increase during last two years.

The minimum future lease payments for the next five years and thereafter are as follows:

Period	Unrelated third parties	Related parties	Total
Year ending December 31, 2014	$52,291	$53,039	$105,330
Year ending December 31, 2015	8,840	53,039	61,879
Year ending December 31, 2016	8,840	53,039	61,879
Year ending December 31, 2017 and thereafter	2,210	13,751	15,961
Total	$72,181	$172,868	$245,049

Rental expense to unrelated third parties for the years ended December 31, 2013 and 2012 amounted to $79,467 and $62,620, respectively. Rental expense to related parties for the years ended December 31, 2013 and 2012 amounted to $52,342 and $51,403, respectively.

SKYSTAR BIO-PHARMACEUTICAL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

(Amounts in U.S. dollars, except share and amounts)

 (b)  Legal proceedings

From time to time, the Company is involved in legal matters arising in the ordinary course of business. Management currently is not aware of any legal matters or pending litigation that would have a significant effect on the Company’s consolidated financial statements as of December 31, 2013.

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

Although the Second Circuit declined to issue sanctions against Chien, it expressly warned Chien “that the continued filing of duplicative, vexatious, or frivolous appeals regarding issues already resolved by this Court may result in the imposition of sanctions, including a leave-to-file sanction requiring Chien to obtain permission from this Court prior to filing further submissions in this Court.”  The Supreme Court of the United States denied Chien’s petition for writs of certiorari.

SKYSTAR BIO-PHARMACEUTICAL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

(Amounts in U.S. dollars, except share and amounts)

(c) R&D project

In 2008, Xi’an Tianxing contracted with Northwestern Agricultural Technology University to work jointly on an R&D project concerning the application of nano-technology in the prevention of major milk cow disease. The total projected budget for this project is approximately $654,800 (RMB 4,000,000), which is to be paid according to completed stages of the project. The project reached trial stage in September 2009. As of December 31, 2013, the Company incurred approximately $572,950 (RMB 3,500,000) of cumulative expenses relating to this project.

In 2009, Xi’an Tianxing contracted with the Fourth Military Medical University to jointly work on an R&D project on fish diseases linked immunosorbent detection kit and fish diseases multi-linked monoclonal antibody therapeutic agents. The contracted amount for this project is approximated $982,200 (RMB 6,000,000). As of December 31, 2013, the Company has incurred approximately $851,240 (RMB 5,200,000) of cumulative expenses relating to this project.

During the first quarter of 2011, Xi’an Tianxing contracted with the Fourth Military Medical University to jointly work on an R&D project to develop new treatment and diagnosis method for Mycoplasmal pneumonia of swine. The project term is from January 2011 through September 2013. The cost to the Company for the initial phase is approximately $327,400 (RMB 2,000,000). As of December 31, 2013, the project was extended for clinical trials and the Company has incurred approximately $245,550 (RMB 1,500,000). The project is expected to be completed by the end of 2015.

During the second quarter of 2012, Xi’an Tianxing contracted with the Fourth Military Medical University to jointly work on an R&D project of ring disease and pseudo-rabies specific transfer factor and blue-ear disease and Mycoplasma pneumoniae disease specific transfer factor to enhance the livestock and poultry's own immuneforce and prevent the onset of conventional disease. The project term is from April 2012 through March 2013. As of December 31, 2013, the project was completed and the Company incurred expenses of $50,747 (RMB 310,000).

During the fourth quarter of 2012, Xi’an Tianxing launched eight in-house R&D projects as set forth in the following table. As of December 31, 2013, the Company incurred all the budget expenses and these projects were still under development.

During the second quarter of 2013, Xi’an Tianxing launched an R&D project to develop monoclonal antibody vaccine to prevent common fish skin disease. The cost to the Company for this project is approximately $572,950 (RMB 3,500,000). As of December 31, 2013, the Company has incurred $491,100 (RMB 3,000,000) and this project is still under development.

During the third quarter of 2013, Xi’an Tianxing launched an R&D project to develop livestock and avian disease multi-joint yolk antibody therapeutic agents and contracted with Lantian County Chicken Farm to test the effect of its developed agents. The project is expected to be completed by the end of 2014. The total projected budget for this project is approximately $720,280 (RMB 4,400,000). As of December 31, 2013, the Company has incurred $327,400 (RMB 2,000,000) and this project is still under development.

In addition, the Company also launched various R&D projects on veterinary products formula adjustment, pet drug development, fermentation engineering design and development, GMP inspection trial production tests and lab tests. As of December 31, 2013, $1,676,100 (RMB 10,238,854) has been incurred related to these projects and lab tests.

R&D projects are summarized as follows:

Project	Amount incurred as of 12/31/2013	Amount expected to be incurred	Total amount of project
Project with Northwestern Agricultural Technology University

Application of nano-technology in the prevention of major milk cow disease	$572,950	$81,850	$654,800

Project with the Fourth Military Medical University
Fish diseases linked immunosorbent detection kit and fish diseases Multi-linked monoclonal antibody therapeutic agents	851,240	130,960	982,200
New treatment and diagnosis method for Mycoplasmal pneumonia of swine	245,550	81,850	327,400
Transfer factor test	50,747	-	50,747

In-house R&D project during 2012
Oral liquid products R&D and field trials	163,700	-	163,700
Powder for injection products R&D and field trials	163,700	-	163,700
Vitamin E injection product development	81,850	-	81,850
Anthelmintic product development	81,850	-	81,850
Three disease grams product development	81,850	-	81,850
Premixes class product development	81,850	-	81,850
Bulk powder products development	81,850	-	81,850
Livestock and fish diseases immunoassay kit development	409,250	-	409,250

In-house R&D project during 2013
Fish monoclonal antibody vaccine	491,100	81,850	572,950
Livestock and avian disease multi-joint yolk antibody therapeutic agents	327,400	392,880	720,280

Other projects for veterinary products formula adjustment, pet drug development, fermentation engineering design and development, GMP inspection trial production tests and other lab tests	1,676,100	16,370	1,692,470
Total	$5,360,987	$785,760	$6,146,747

All payments made for R&D projects have been expensed as incurred.

(d) Registered capital commitment:

Skystar Kunshan’s remaining registered capital of $12,750,000 was originally required to be invested by May 7, 2012. On March 26, 2014, the Company received the approval of extension for payment of the remaining registered capital by May 6, 2015.

(e) Capital commitment

The Company’s commitments for capital expenditure as of December 31, 2013 are as follows:

Contracted but not accrued for:
Purchase of machinery and construction (Note 9)	$4,358,840

SKYSTAR BIO-PHARMACEUTICAL COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

(Amounts in U.S. dollars, except share and amounts)

Note 21 – SEGEMENT INFORMATION

The Company currently engages in one business segment, the research, development, production, marketing and sales of veterinary healthcare and medical care products. The Company’s revenues and cost of revenues by product line were as follows:

	Years Ended December 31,
	2013	2012
Revenues
Veterinary Medications	$25,515,844	$10,658,359
Micro-organism	13,546,118	15,355,467
Feed Additives	1,790,981	4,021,567
Vaccines	1,630,773	3,551,398
Total Revenues	$42,483,716	$33,586,791

Cost of Revenues
Veterinary Medications	$15,181,929	$6,087,300
Micro-organism	4,119,721	5,498,463
Feed Additives	1,365,794	3,074,301
Vaccines	325,518	434,940
Total Cost of Revenues	20,992,962	15,095,004
Gross Profit	$21,490,754	$18,491,787

Note 22 - RESTRICTED NET ASSETS

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

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

SKYSTAR BIO-PHARMACEUTICAL COMPANY

PARENT COMPANY STATEMENTS OF OPERATIONS

	Years ended December 31,
	2013	2012

REVENUE, net	$-	$-

OPERATING EXPENSES:
Salaries and consulting expenses	384,513	272,660
General and administrative	836,098	1,819,709

Total operating expenses	1,220,611	2,092,369

LOSS FROM OPERATIONS	(1,220,611)	(2,092,369)

OTHER INCOME (EXPENSE):
Change in fair value of purchase option liability	(56,840)	37,800
Other income	-	13,819
Total other income (expense), net	(56,840)	51,619

(LOSS) ATTRIBUTABLE TO PARENT COMPANY	(1,277,451)	(2,040,750)

EQUITY IN EARNINGS OF SUBSIDIARIES	11,807,703	8,253,178

NET INCOME AVAILABLE TO SHAREHOLDERS	$10,530,252	$6,212,428

SKYSTAR BIO-PHARMACEUTICAL COMPANY

PARENT COMPANY BALANCE SHEETS

	December 31,	December 31,
	2013	2012

ASSETS

CURRENT ASSETS:
Cash	$920	$968
Prepaid expenses and other current assets	258,370	283,836
Total current assets	259,290	284,804

Interests in subsidiaries	111,331,905	96,750,650
Total assets	$111,591,195	$97,035,454

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$120,720	$126,062
Salary and consulting fees payable	71,972	71,838
Due to related parties	943,087	617,021
Total current liabilities	1,135,779	814,921

OTHER LIABILITIES:
Purchase option liability	62,440	5,600
Total liabilities	1,198,219	820,521

SHAREHOLDERS' EQUITY	110,392,976	96,214,933
Total liabilities and shareholders' equity	$111,591,195	$97,035,454

SKYSTAR BIO-PHARMACEUTICAL COMPANY

PARENT COMPANY STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income available to shareholders	$10,530,252	$6,212,428
Adjustments to reconcile net income to net cash used in operating activities:
Equity in earnings of subsidiaries	(11,807,703)	(8,253,178)
Common stock to be issued to related parties for compensation	143,549	86,162
Common stock issued under 2010 stock incentive plan	-	1,037,911
Change in fair value of purchase option liability	56,840	(37,800)
Change in operating assets and liabilities
Prepaid expenses and other current assets	25,466	(27,836)
Accounts payable and accrued expenses	(5,342)	(401,077)
Salary and consulting fees payable	134	(273,050)
Increase in due to related parties	565,496	326,630
Net cash used in operating activities	(491,308)	(1,329,810)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in interest in subsidiaries	491,260	1,318,270
Net cash provided by investing activities	491,260	1,318,270

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	-	-

DECREASE IN CASH	(48)	(11,540)

CASH, beginning of year	968	12,508

CASH, end of year	$920	$968

The condensed parent company financial statements have been prepared using the equity method to account for its subsidiaries. Refer to the consolidated financial statements and notes presented above for additional information and disclosures with respect to these financial statements.

