Form 10-Q
period 2014-03-31
SKYSTAR BIO-PHARMACEUTICAL CO
filed 2014-05-15
CIK 1076939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to _______.

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

As of May 9, 2014, the Registrant had 7,604,800 shares of common stock outstanding.

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

Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risks Relating to Our Business” contained in Form 10K for the year ended December 31, 2013, as well as those discussed elsewhere in this Quarterly Report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. We file reports with the SEC. You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room, 100 F. Street, NE, Washington, D.C. 20549 on official business days during the hours of 10 a.m. to 3 p.m. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including the Company.

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

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,
	2014 (Unaudited)	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash	$6,848,905	$8,142,296
Accounts receivable, net of allowance for doubtful accounts of $960,578 (Unaudited) and $602,243 as of March 31, 2014 and December 31, 2013, respectively	12,663,549	11,009,498
Inventories	25,265,783	25,903,586
Deposits, prepaid expenses and other receivables	1,608,405	2,134,163
Prepayments to suppliers	40,541,475	41,061,144
Loans receivable	1,046,835	-
Deferred tax assets	403,372	364,425
Total current assets	88,378,324	88,615,112

PROPERTY, PLANT AND EQUIPMENT, NET	30,417,653	28,269,155

CONSTRUCTION-IN-PROGRESS	6,470,772	9,284,947

OTHER ASSETS:
Long-term prepayments	4,592,751	4,633,614
Long-term prepayments for acquisitions	-	183,344
Intangible assets, net	5,130,454	5,237,255
Total other assets	9,723,205	10,054,213
Total assets	$134,989,954	$136,223,427

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,615,614	$3,303,531
Other payable and accrued expenses	6,551,419	6,467,605
Short-term loans	5,680,500	10,640,500
Deposits from customers	1,991,907	1,877,211
Taxes payable	2,852,844	1,315,486
Due to related parties	1,962,238	1,361,548
Total current liabilities	23,654,522	24,965,881

OTHER LIABILITIES:
Deferred government grant	795,270	802,130
Purchase option liability	78,960	62,440
Total other liabilities	874,230	864,570
Total liabilities	24,528,752	25,830,451

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 50,000,000 shares authorized, No Series “A” shares authorized. 48,000,000 Series “B” shares authorized. No Series “B” shares issued and outstanding	-	-
Common stock, $0.001 par value, 40,000,000 shares authorized, 7,604,800 shares issued and outstanding as of March 31, 2014 (Unaudited) and December 31, 2013	7,605	7,605
Paid-in capital	37,690,867	37,631,142
Statutory reserves	5,952,692	5,952,692
Retained earnings	55,965,604	54,990,154
Accumulated other comprehensive income	10,844,434	11,811,383
Total shareholders’ equity	110,461,202	110,392,976
Total liabilities and shareholders’ equity	$134,989,954	$136,223,427

The accompanying notes are an integral part of these condensed consolidated financial statements.

 SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(Unaudited)

	Three Months Ended March 31,
	2014	2013

REVENUE, net	$6,832,588	$5,530,741

COST OF REVENUE	4,009,403	2,930,886

GROSS PROFIT	2,823,185	2,599,855

OPERATING EXPENSES:
Research and development costs	4,213	461
Selling expenses	370,208	317,836
General and administrative expenses	1,276,417	1,211,273
Total operating expenses	1,650,838	1,529,570

INCOME FROM OPERATIONS	1,172,347	1,070,285

OTHER INCOME (EXPENSE):
Other income (expense), net	154,919	(187)
Interest income	170,665	148,845
Interest expense	(75,934)	(189,392)
Change in fair value of purchase option liability	(16,520)	4,466
Total other income (expense), net	233,130	(36,268)

INCOME BEFORE PROVISION FOR INCOME TAXES	1,405,477	1,034,017

PROVISION FOR INCOME TAXES	430,027	321,284

NET INCOME	975,450	712,733

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	(966,949)	550,883

COMPREHENSIVE INCOME	$8,501	$1,263,616

EARNINGS PER SHARE:
Basic	$0.13	$0.09
Diluted	$0.13	$0.09

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic	7,676,268	7,613,712
Diluted	7,700,734	7,613,712

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (Unaudited)

	Three months ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$975,450	$712,733
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	400,291	313,561
Amortization	62,477	60,872
Provision for doubtful accounts	366,218	351,534
Share based compensation	59,725	4,340
Change in fair value of purchase option liability	16,520	(4,466)
Deferred tax assets	(42,380)	-
Change in operating assets and liabilities
Accounts receivable	(2,127,566)	(1,725,889)
Inventories	419,398	(557,269)
Deposits, prepaid expenses and other receivables	513,005	292,476
Prepayments to suppliers	169,771	(9,696,136)
Accounts payable	1,350,410	1,023,288
Other payables and accrued expenses	135,167	(339,030)
Deferred government grants	-	(159,320)
Deposits from customers	131,733	28,061
Taxes payable	1,560,250	(288,655)
Due to related parties	606,813	201,325
Net cash provided by (used in) operating activities	4,597,282	(9,782,575)

CASH FLOWS FROM INVESTING ACTIVITIES:
Refund of long-term prepayments	184,387	-
Loans to third parties	(1,054,704)	-
Payments on construction-in-progress	(53,195)	-
Net cash used in investing activities	(923,512)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	-	4,779,600
Repayment of short-term loans	(4,905,600)	(2,389,800)
Net cash (used in) provided by financing activities	(4,905,600)	2,389,800

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(61,561)	50,421

DECREASE IN CASH	(1,293,391)	(7,342,354)

CASH, beginning of period	8,142,296	11,321,848

CASH, end of period	$6,848,905	$3,979,494

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income tax	$-	$-
Cash paid for interest	$129,129	$181,426
Non-cash investing activities
Construction-in-progress transferred to property, plant and equipment	$2,787,566	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2014 (UNAUDITED)

						Accumulated
				Retained earnings		other
	Common stock		Paid-in	Statutory		comprehensive
	Shares	Amount	capital	reserves	Unrestricted	income	Total
BALANCE, January 1, 2014	7,604,800	$7,605	$37,631,142	$5,952,692	$54,990,154	$11, 811,383	$110,392,976

Foreign currency translation	-	-	-	-	-	(966,949)	(966,949)
Share based compensation	-	-	59,725	-	-	-	59,725
Net income	-	-	-	-	975,450	-	975,450

BALANCE, March 31, 2014	7,604,800	$7,605	$37,690,867	$5,952,692	$55,965,604	$10,844,434	$110,461,202

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

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

On April 21, 2010, Kunshan Sikeda Biotechnology Co., Ltd. (“Kunshan Sikeda”) was incorporated in Kunshan, Jiangsu Province, China with a registered capital of $81,150 (RMB 500,000), of which Xi’an Tianxing and Sida each contributed $40,575 (RMB 250,000). Kunshan Sikeda is jointly owned by Xi’an Tianxing and Sida. On July 31, 2013, Kunshan Sikeda was dissolved.

On May 7, 2010, Fortunate Time formed Skystar Biotechnology (Kunshan) Co., Limited (“Skystar Kunshan”) in Kunshan, Jiangsu Province, China with a registered capital of $15,000,000, of which $2,250,000 was paid by Fortunate Time in cash. On March 26, 2014, the Company received the government approval of extension for payment of the remaining registered capital of $12,750,000 by May 6, 2015. Skystar Kunshan was formed in connection with an acquisition of assets to meet part of the registered capital requirements, and was intended to be a micro-organism manufacturing facility for the Company once the acquisition was complete. The asset acquisition was completed in September 2011.

On August 11, 2010, Sida became the parent company of Skystar Biotechnology (Jingzhou) Co., Limited (“Skystar Jingzhou”), a company established in Jingzhou, Hubei Province, China on February 5, 2010, with registered capital of approximately $4.2 million (RMB 26,000,000) paid by Sida.

On March 15, 2011, Xi’an Tianxing formed Xi’an Sikaida Bio-products Co., Ltd. (“Xi’an Sikaida”) with a registered capital of approximately $1,623,000 (RMB 10,000,000 ) paid by Xi’an Tianxing.

Hereinafter, Skystar, Skystar Cayman, Fortunate Time, Sida, Xi’an Tianxing, Skystar Kunshan, Skystar Jingzhou, Shanghai Siqiang, and Xi’an Sikaida are sometimes collectively referred to as the “Company”.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles (“U.S. GAAP”) applicable to interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The accompanying results of operations are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2014. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto of the Company, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the Securities and Exchange Commission (“SEC”).

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

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The level of uncertainty in estimates and assumptions increases with the length of time to complete the underlying transactions. Actual results may differ from these estimates in amounts that may be material to the consolidated financial statements and accompanying notes. Significant estimates and assumptions made by the Company are used for, but not limited to the allowance for doubtful accounts, useful lives of property, plant and equipment and intangible assets, assumptions used in assessing impairment for long-lived assets and the fair value for derivative instruments.

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

Fair values of financial instruments

ASC Topic 820, Fair Value Measurement and Disclosures , defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy, which requires classification based on observable and unobservable inputs when measuring fair value. Certain current assets and current liabilities are financial instruments.  Management believes their carrying amounts are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and, if applicable, their current interest rates are equivalent to interest rates currently available. The three levels of valuation hierarchy are defined as follows:

¨	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

¨	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

¨	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.
9

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2014 and December 31, 2013:

	Carrying Value at March 31,	Fair Value Measurement at March 31, 2014
	2014	Level 1	Level 2	Level 3
Purchase option liability	$78,960	$—	$78,960	$—

	Carrying Value at December 31,	Fair Value Measurement at December 31, 2013
	2013	Level 1	Level 2	Level 3
Purchase option liability	$62,440	$—	$62,440	$—

Below is the reconciliation for the purchase option liability changes from January 1, 2014 to March 31, 2014:

Balance, January 1, 2014	$62,440
Change in fair value	16,520
Balance, March 31, 2014	$78,960

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

Management assesses the carrying value of property, plant and equipment annually or more often when factors indicating impairment are present, and reduces the carrying value of such assets by the amount of the impairment. The Company determines the existence of such impairment by measuring the expected future cash flows (undiscounted) and comparing such amount to the net asset carrying value. An impairment loss, if it exists, is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Based on its review, management believes that, as of March 31, 2014 and December 31, 2013, there was no impairment of its property, plant and equipment.

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

Impairment of intangible assets —Intangible assets are evaluated at least annually for impairment if events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Based on the existence of one or more indicators of impairment, the Company measures any impairment of long-lived assets by comparing the asset's estimated fair value with its carrying value, based on cash flow methodology. Based on its review, the Company believes that, as of March 31, 2014 and December 31, 2013, there was no impairment of its intangible assets.

Comprehensive income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive income is comprised of the foreign currency translation adjustments.

Shipping and handling costs

Shipping and handling costs related to costs of goods sold are included in selling expenses, and totaled $192,048 and $203,849 for the three months ended March 31, 2014 and 2013, respectively.

Advertising costs

Advertising costs are charged to selling expenses as incurred. Advertising costs were insignificant for both the quarters ended March 31, 2014 and 2013, respectively.

Research and development costs

Research and development costs are charged to expense as incurred and include salaries, professional fees, and technical support fees related to such efforts.

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. As of March 31, 2014 and December 31, 2013, there are no unrecognized tax benefits, and the Company does not expect a significant change in tax benefits in the next 12 months.  Penalties and interest levied by taxing authorities, if any, are classified as income tax expense in the year incurred.  No significant penalties or interest relating to income taxes have been incurred during the three months ended March 31, 2014 and 2013.

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

Government grants

The Company’s subsidiaries in China receive government subsidies from local Chinese government agencies in accordance with relevant Chinese government policies. In general, the Company presents the government subsidies received as part of other income unless the subsidies received are earmarked to compensate for a specific expense, which have been accounted for by offsetting the specific expense, such as research and development expense or interest expenses. Unearned government subsidies received are deferred for recognition until the criteria for such recognition could be met.

For research and development expenses, the Company matches and offsets the government grants with the expenses of the research and development activities as specified in the grant approval document in the corresponding period when such expenses are incurred.

No government grants were offset against the finance costs for the three months ended March 31, 2014 and 2013.

Government grants of $154,902 and $nil were received and recognized as other income during the three months ended March 31, 2014 and 2013.

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

Reclassification

Certain amounts included in the 2013 consolidated statements of comprehensive income has been reclassified to conform to the 2014 financial statement presentation as follows;

The Company has separately presented interest income of $148,845 on the face of consolidated statements of comprehensive income for the period ended March 31, 2013, instead of presenting it net of interest expenses.

As a result of such reclassification, interest expense, net for the three months ended March 31, 2014, has changed from $40,547 to $189,392.

The change in due to related parties of $201,325 was classified into cash flows from financing activities in the Company’s condensed consolidated statements of cash flows for the three months ended March 31, 2013. The Company has reclassified this amount as component of cash flows to operating activities.

As a result of such reclassification, net cash provided by financing activities for the three months ended March 31, 2013 has changed from $2,591,125 to $2,389,800 and net cash used in operating activities has changed from $9,983,900 to $9,782,575.

Recently issued accounting pronouncements

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-05, Foreign Currency Matters, (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (ASU 2013-05), to resolve a diversity in accounting for the cumulative translation adjustment of foreign currency upon derecognition of a foreign subsidiary or group of assets. ASU 2013-05 requires the parent to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. Further, ASU 2013-05 clarified that the parent should apply the guidance in subtopic 810-10 if there is a sale of an investment in a foreign entity, including both (1) events that result in the loss of a controlling financial interest in a foreign entity and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date. Accordingly, the cumulative translation adjustment should be released into net income upon the occurrence of those events. The Company adopted ASU 2013-05 prospectively in its first quarter of fiscal 2014, and it did not have a significant impact on its consolidated results of operations and financial condition.

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740) (ASU 2013-11). The amendments in this update provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. These amendments provide that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The Company adopted ASU 2013-11 effective January 1, 2014 and it did not have a significant impact on its consolidated results of operations and financial condition.

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

Financial instruments which subject the Company to concentration of credit risk consist of cash and accounts receivable, prepayments to suppliers and others. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. The Company has not experienced any losses in such accounts. The Company provides unsecured credit terms for sales to customers and places unsecured prepayments for purchase to suppliers. As a result, there are credit risks with the accounts receivable and prepayments to suppliers .

For the three months ended March 31, 2014 and 2013, all of the Company’s sales occurred in the PRC. No major customers accounted for more than 10% of the Company’s total revenues. All accounts receivable at March 31, 2014 and December 31, 2013 are from customers located in the PRC.

The Company’s six largest vendors accounted for approximately 71% and 72% of the Company’s total purchases, respectively, for the three months ended March 31, 2014 and 2013, respectively. No other vendors accounted for more than 10% of the Company’s total purchases. As of March 31, 2014 and December 31, 2013, prepayments of $32,801,071 and $32,094,767 were made to the six largest vendors, respectively, for raw materials and packing materials purchases.

The Company had one product that accounted for 32% and 16% of the Company’s total revenues for the three months ended March 31, 2014 and 2013, respectively. No other products accounted for more than 10% of the Company’s total sales.

Note 4 - ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	March 31, 2014	December 31, 2013
Accounts receivable	$13,624,127	$11,611,741
Allowance for doubtful accounts	(960,578)	(602,243)
Accounts receivable, net	$12,663,549	$11,009,498

The following table presents the movement of the allowance for doubtful accounts:

Balance, January 1, 2014	$602,243
Addition	366,218
Recovery	—
Translation adjustment	(7,883)
Balance, March 31, 2014	$960,578

Note 5 – INVENTORIES

Inventories consist of the following:

	March 31, 2014	December 31, 2013
Raw materials	$21,970,441	23,001,461
Packing materials	350,799	396,067
Work-in-process	152,884	23,140
Finished goods	2,717,505	2,409,083
Other	74,154	73,835
Total	$25,265,783	25,903,586

No write-down of inventories was recorded for the three months ended March 31, 2014 and 2013.

Note 6 - DEPOSITS, PREPAID EXPENSES AND OTHER RECEIVABLES

Deposits, prepaid expenses and other receivables are comprised of the following:

	March 31, 2014	December 31, 2013
Other prepayments	$365,055	$478,144
Deposits placed with guarantors (note 13)	486,900	491,100
Interest receivable (notes 7 and 12)	168,718	497,844
Other receivables	587,732	667,075
Total	$1,608,405	$2,134,163

Note 7 – PREPAYMENTS TO SUPPLIERS

Prepayments to suppliers are comprised of the following:

	March 31, 2014	December 31, 2013
Prepayments for raw materials	$39,438,992	$39,937,944
Prepayments for packaging materials	1,102,483	1,123,200
Total	$40,541,475	$41,061,144

As part of the Company’s strategy to reduce inventory costs, the Company maintains a balance for prepayments to suppliers in order to secure favorable pricing for raw materials.  As inventory is received throughout the period, this balance will fluctuate with the business operations.

Starting from January 1, 2013, the Company began to charge two major suppliers interest at an annual rate of 2.0% on the unused prepayments for raw materials. Starting from January 1, 2014, in addition to these two major suppliers, the Company began to charge another supplier interest at an annual rate of 2.0% on the unused prepayments for raw materials. As of March 31, 2014 and December 31, 2013, prepayments to these suppliers were $32,199,192 and $31,953,084, respectively. For the three months ended March 31, 2014 and 2013, $162,205 and $118,182, respectively, of interest income was recognized on these prepayments. The unpaid interest balance of $160,995 and $497,844 as of March 31, 2014 and December 31, 2013, respectively, was included in “Deposits, Prepaid Expenses and Other Receivables” (note 6).

Note 8 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	March 31, 2014	December 31, 2013
Buildings and improvements	$28,033,999	$27,703,872
Machinery and equipment	8,261,929	6,093,533
Office equipment and furniture	334,800	337,688
Vehicles	606,755	611,989
Total	37,237,483	34,747,082
Less: accumulated depreciation	(6,819,830)	(6,477,927)
Plant and equipment, net	$30,417,653	$28,269,155

Depreciation expense was $400,291 and $313,561 for the three months ended March 31, 2014 and 2013, respectively.

As of March 31, 2014 and December 31, 2013, property, plant and equipment with a carrying amount of $3,191,746 and $19,969,335, respectively, were pledged against the Company’s short-term and long-term loans.

Note 9 - CONSTRUCTION-IN-PROGRESS

Construction-in-progress (“CIP”) relates to facilities being built in Xi’an, Jingzhou and Kunshan.

Xi’an facility

Xi’an Tianxing has a vaccine facility and animal laboratory being built in Huxian, Xi’an.

In 2011, the Company started two projects at the vaccine facility to modify air filtration, water treatment, and other facility changes based on recommendations by outside experts hired by the Company to advise on the Good Manufacturing Practices (“GMP”) qualification process for the vaccine facility. In September 2012, the China’s Ministry of Agriculture (“MOA”) physically inspected this facility and deemed the facility GMP compliant. Following physical inspection, the MOA’s inspection team recommended that the Office of the Working Committee proceed with Stage 2 of its GMP certification process.  On December 26, 2013, the MOA granted the GMP certificate for this new facility which is valid for five years, and the facility started to launch trial production in the quarter ended March 31, 2014. Vaccine facility of $2,462,966 was transferred to property, plant and equipment during the three months ended March 31, 2014. The facility is currently in the process of applying for individual product permits from the government. The Company expects to complete the application and launch the normal production in the second half of 2014.

In 2011, the Company started a facility improvement project in the amount of approximately $324,600 for the Huxian Animal Laboratory. The facility is a supporting project to the Huxian vaccine facility. The project was completed and passed GMP inspection in December 2013. The cost of the animal laboratory of $324,600 was transferred to property, plant and equipment during the three months ended March 31, 2014. The Company expects this facility to become operational once the Huxian vaccine facility launches its manufacturing in the second half of 2014.

Jingzhou facility

In 2011, the Company started a facility improvement project to expand the veterinary medicine production capacity at the Jingzhou facility. The project includes plant construction and water supply and drainage and has an estimated total cost of $1,704,150, of which $1,203,130 had been incurred as of March 31, 2014. Due to the revision in the project blueprint to comply with GMP requirements, the project was temporarily halted. The Company expects the project will be resumed in the second quarter of 2014 and be completed by the end of the fourth quarter of 2014.

Kunshan facility

In 2011, the Company started a supporting project at the Kunshan micro-organism facility that includes the construction and installation of plumbing, sewer, electrical, HVAC, fire protection and alarm system, drainage, office, lab, road construction, parking, and landscaping. As of December 31, 2013, the construction and installation of these facilities were completed, inspected and accepted. However, the construction-in-progress of $5,267,642 has not been transferred to property, plant and equipment as the Kunshan micro-organism facility was not operational at this point. During the third quarter of 2013, the Company contracted with an unrelated third party to purchase machinery and equipment at a total consideration of approximately $7,303,500, of which $3,482,958 was paid and was included in “Long-term prepayments” (note 10) as of March 31, 2014. The Company expects the purchase and installation of this equipment will be completed by the end of the third quarter of 2014.

No depreciation is provided for construction-in-progress until such time as the assets are completed and placed into service.

The construction projects the Company was in the progress of completing are as follows:

	Total in CIP as of
Project	March 31, 2014	Estimated Cost to Complete	Estimated Total Cost	Estimated Completion Date

Jingzhou veterinary medication facility	$1,203,130	$501,020	$1,704,150	Fourth quarter of 2014

Kunshan micro-organism facility	5,267,642	7,241,039	12,508,681	Construction - completed, Installation of machinery and equipment – Third quarter of 2014
Total	$6,470,772	$7,742,059	$14,212,831

As of March 31, 2014 and December 31, 2013, the Company had construction in progress amounting to $6,470,772 and $9,284,947, respectively. Interest expense of $53,195 and $nil has been capitalized for construction in progress for the three months ended March 31, 2014 and 2013, respectively.

Note 10 - LONG-TERM PREPAYMENTS

Long-term prepayments consist of the following:

	March 31, 2014	December 31, 2013
Deposits for equipment purchase and land use rights	$3,836,884	$3,871,228
Construction deposits	386,224	366,688
Prepayments for R&D project	363,552	389,556
Deposits for other	6,091	6,142
Long-term prepayments	$4,592,751	$4,633,614

Long-term prepayments for acquisitions	$-	$183,344

As of March 31, 2014 and December 31, 2013, deposits for potential acquisitions totaled $Nil and $183,344, respectively, all of which was held by an unrelated third party engaged to facilitate potential acquisition projects.

Note 11 – INTANGIBLE ASSETS

Intangible assets consist of the following:

	March 31, 2014	December 31, 2013
Land use rights	$4,909,577	$4,951,927
Technological know-how	2,596,800	2,619,200
Total	7,506,377	7,571,127
Less: accumulated amortization	(2,375,923)	(2,333,872)
Intangible assets, net	$5,130,454	$5,237,255

For the three months ended March 31, 2014 and 2013, the amortization expense for intangibles amounted to $62,477 and $60,872, respectively.

Amortization expense expected for the next five years and thereafter is as follows:

Years ending December 31,	Amount
2014	$186,032
2015	248,042
2016	248,042
2017	248,042
2018	248,042
Thereafter	3,952,254
Total	$5,130,454

As of March 31, 2014 and December 31, 2013, land use rights with a carrying amount of $1,136,461 and $1,529,960, respectively, were pledged against the Company’s short-term loans.

Note 12 – LOANS RECEIVABLE

On January 2, 2014, the Company entered a loan agreement with Shaanxi Feilong Logistics Co., Ltd., (“Feilong”), the Company’s major logistics provider, to lend up to $1,298,400 (RMB 8,000,000) to Feilong. This loan agreement expires on May 31, 2014 with an annual interest rate of 6%. During the three months ended March 31, 2014, Feilong borrowed a total amount of $1,046,835 (RMB 6,450,000) from the Company.  Interest income earned on this unsecured loan amounted to $7,781 for the three months ended March 31, 2014. The unpaid interest balance of $7,723 as of March 31, 2014 was included in “Deposits, Prepaid Expenses and Other Receivables” (note 6).

Note 13 – SHORT-TERM LOANS

On January 16, 2013, the Company obtained a one year loan with Industrial Bank Co. Ltd. Xi’an branch for $4,869,000 (RMB 30,000,000) at an annual interest rate of 6.6%. This loan was secured by the Company’s land use rights and manufacturing plant located in Huxian County. This loan was also personally guaranteed by the Company’s Chairman and CEO and his wife. On January 15, 2014, the loan was fully repaid.

On April 16, 2013, the Company obtained a one year loan from May 27, 2013 to May 26, 2014 with Postal Savings Bank of China Xi’an Branch for $3,246,000 (RMB 20,000,000) at an annual interest rate determined by using the People's Bank of China floating benchmark lending rate over the same period plus 20% of that rate, which was 7.2% at March 31, 2014. This loan is guaranteed by Xi’an Investment and Financing Guarantee Co., Ltd. For this guarantee, the Company is required to pay $58,158 (RMB 360,000) of fees to Xi’an Investment and Financing Guarantee Co., Ltd. and 10% of the loan or $324,600 (RMB 2,000,000) is required to be kept by Xi’an Investment and Financing Guarantee Co., Ltd. to serve as collateral until the loan is repaid. This loan is secured by the Company’s office buildings located in Xi’an, Shaanxi Province and the manufacturing equipment in Huxian County. The Company’s Chairman and CEO, his wife, and two other company’s managers have provided personal guarantees to Xi’an Investment and Financing Guarantee Co., Ltd. for the repayment of the loan.

On June 13, 2013, the Company obtained a one year loan from June 20, 2013 to June 19, 2014 with Industrial and Commercial Bank of China (ICBC) Songzi Branch for $811,500 (RMB 5,000,000) at an annual interest rate determined by using the People's Bank of China floating benchmark lending rate over the same period plus 30% of that rate, which was 7.8% at March 31, 2014. The Company is originally required to keep 10% of the loan or $81,150 (RMB 500,000) with the bank as collateral. During the fourth quarter of 2013, the collateral was waived. This loan is secured by the Company’s buildings and land use rights in Jingzhou, Hubei Province.

On September 10, 2013, the Company entered into a loan agreement with its Chairman and CEO. Under the agreement, the Chairman and CEO obtained a one year personal bank loan from September 12, 2013 to September 11, 2014 with Bank of Beijing of $1,623,000 (RMB 10,000,000) and lent the entire loan proceeds to the Company. The interest and repayment terms of the loan from the Chairman and CEO are identical to those of the personal bank loan. The annual interest rate is determined by using the prime rate over the same period plus 30% of that rate, which was 7.8% at the date that the loan was issued. The Company agrees to bear all the costs and expenses associated with the personal bank loan. The personal bank loan is guaranteed by Xi’an Investment and Financing Guarantee Co., Ltd. For this guarantee, the CEO is required to (i) pay $29,434 (RMB 180,000) of fees to Xi’an Investment and Financing Guarantee Co., Ltd. This cost has been paid and recorded as an expense of the Company using the effective interest method for the three months ended March 31, 2014; and (ii) place 10% of the loan or $162,300 (RMB 1,000,000) at Xi’an Investment and Financing Guarantee Co., Ltd. to serve as collateral until the loan is repaid. The Company had placed such a deposit with Xi’an Investment and Financing Guarantee Co., Ltd. as of March 31, 2014. The personal bank loan is also secured by the Chairman and CEO’s real estate properties and the Company’s office buildings and machineries located in Xi’an.

On April 14, 2014, the Company entered into a six-month Banker’s Acceptance agreement with Chang’an Bank for $7,790,400 (RMB 48,000,000) at a six-month interest rate of 3%. The Banker’s Acceptance was issued on April 21, 2014 and secured by pledged deposits placed with Chang’an Bank of $3,895,200 (RMB 24,000,000), and the Company’s land use rights and manufacturing plant located in Huxian County with a carrying value of $16,811,260 as of March 31, 2014. This Banker’s Acceptance was also personally guaranteed by the Company’s Chairman and CEO and his wife. The fee to cash the Banker’s Acceptance is 0.05% of the face value of this Banker’s Acceptance or $3,895 (RMB 24,000). Pursuant to this Bank’s Acceptance, loans of $7,790,400 (RMB 48,000,000) were drawn down as of April 21, 2014.

Outstanding short-term loans consisted of the following:

	March 31, 2014		December 31, 2013			Interest
Bank	Amt RMB	Amt USD	Amt RMB	Amt USD	Due Date	Rate

Industrial Bank Co. Ltd. Xi’an Branch	-	$-	30,000,000	$4,911,000	01/15/14	6.60%
Postal Savings Bank of China Xi’an Branch	20,000,000	3,246,000	20,000,000	3,274,000	05/26/14	(2)
ICBC Songzi Branch	5,000,000	811,500	5,000,000	818,500	06/19/14	(1)
Related-party Individual – Chairman and CEO	10,000,000	1,623,000	10,000,000	1,637,000	09/11/14	7.8%
Total	35,000,000	$5,680,500	65,000,000	$10,640,500

(1)	People's Bank of China floating benchmark lending rate over the same period plus 30%, which was 7.8% at March 31, 2014.
(2)	People's Bank of China floating benchmark lending rate over the same period plus 20%, which was 7.2% at March 31, 2014.

Interest expense incurred and associated with the short-term loans amounted to $129,129 and $189,392 for the three months ended March 31, 2014 and 2013, respectively, $53,195 and $nil of which has been capitalized as part of construction-in-progress in 2014 and 2013, respectively.

Note 14 - DEFERRED GOVERNMENT GRANT

The subsidies for Good Manufacturing Practice projects were granted by Shaanxi provincial government and Xi’an municipal government which may require the subsidies to be repaid. As of March 31, 2014 and December 31, 2013, the subsidies were RMB 2,500,000, equivalent to $405,750 and $409,250, respectively.

The subsidies granted by Xi’an City Science and Technology Bureau and Xi’an City High-Tech Industrial Development Zone are required to be used exclusively for the fish disease multi associated anti-idiotypic monoclonal antibody vaccine project during the development period from January 2012 through December 2014. As of March 31, 2014 and December 31, 2013, 70% of the subsidies or RMB 4,200,000, equivalent to $681,660 and $687,540, respectively had been received and RMB 3,000,000 equivalent to $486,900 and $491,100 has been expensed on this project and were accounted for as an offset against deferred government grant as of March 31, 2014 and December 31, 2013, respectively.

The interest subsidies granted by Xi’an municipal government were required to be used exclusively for the chicken coccidia vaccine project in the third quarter of 2013. As of March 31, 2014 and December 31, 2013, the subsidies of RMB 1,200,000, equivalent to $194,760 and $196,440 had been received and nil has been expensed on this project.

Note 15 - CAPITAL TRANSACTIONS

Stock-based compensation

On March 31, 2012, the Company entered into an agreement with a non-executive director to grant him an aggregate 28,000 shares of restricted common stock each year under the Company’s 2010 Stock Incentive Plan, vested in four equal quarterly installments of 7,000 shares. The closing price per share of the stock on the next business day of each of the grant date in 2012 and 2013 was $2.95 and $1.73 respectively. The Board of Directors approved his agreement with the Company on March 10, 2014. As of March 31, 2014 and December 31, 2013, 56,000 shares and 49,000 shares, respectively, were vested and to be issued to this non-executive director.

On May 26, 2009, the Company agreed to issue 5,556 shares of common stock to a director at the beginning of each term of his directorship, which runs from May 26, 2013 to May 25, 2014. In accordance with the agreement between the Company and this director, this director must continue to serve as a member of the Board until his successor is duly elected and qualified in order to receive the shares. The closing price per share of the stock on the next business day of each of the grant date in 2012 and 2013 was $2.39 and $1.20 respectively. As of March 31, 2014 and December 31, 2013, 11,112 shares were vested and to be issued to this non-executive director.

On July 29, 2011, the Company entered into a one-year employment agreement with its CFO effective July 29, 2011. Under the agreement, he is entitled to receive an aggregate 8,000 shares of common stock, 4,000 shares of which shall be issuable on the 6 month anniversary and the remaining 4,000 shares of which shall be issuable on the 12 month anniversary. The closing price per share on the grant date was $4.20. On July 29, 2012, the Company entered into another one-year employment agreement with the CFO effective July 29, 2012. Under the agreement, he is entitled to receive an aggregate 8,000 shares of common stock, vested in four equal quarterly installments of 2,000 shares. The closing price per share of the stock on the next business day of the grant date was $2.17. On July 29, 2013, the Company entered into another one-year employment agreement with the CFO effective July 29, 2013. Under the agreement, he is entitled to receive an aggregate 8,000 shares of common stock, vested in four equal quarterly installments of 2,000 shares. The closing price per share of the stock on the next business day of the grant date in 2013 and 2012 was $1.37 and $2.17 respectively. The Board of Directors ratified and approved the CFO’s employment agreement with the Company on March 10, 2014. As of March 31, 2014 and December 31, 2013, 12,000 shares and 10,000 shares were vested and to be issued to this executive, respectively.

The Company entered into a five-year employment agreement with its Chief Executive Officer on May 5, 2008. After the agreement was expired on December 31, 2013, the Company renewed the employment agreement with its Chief Executive Officer for another five year period effective January 1, 2014. Under the agreement, he is entitled to receive an aggregate 50,000 shares of common stock , vested in four equal quarterly installments of 12,500 shares. The closing price per share of the stock on the next business day of each of the grant date in 2014 was $3.59. The Board of Directors ratified and approved the CEO’s employment agreement with the Company on March 10, 2014. As of March 31, 2014, 12,500 shares were vested and to be issued to this executive.

The Company recorded $59,725 and $4,340 share based compensation for the three months ended March 31, 2014 and 2013, respectively.

Equity Compensation Plan

On December 8, 2009, the Company’s board of directors approved a stock incentive plan for officers, directors, employees and consultants entitled the “Skystar Bio-Pharmaceutical Company 2010 Stock Incentive Plan” (the “2010 Plan”). The maximum number of shares that may be issued under the 2010 Plan is 700,000 shares of common stock. The 2010 Plan was approved by the Company’s stockholders on December 31, 2009, and awards may be granted thereunder until December 7, 2019. On May 4, 2012, the Board approved common stock grants in the total amount of 442,881 shares to the Company’s employees and members of the Board of Directors, all of which grants were made pursuant to the terms and provisions of the Plan. As of March 31, 2014 and December 31, 2013, there are 247,119 shares of the Company’s common stock remaining available for future issuance under the Plan. As of March 31, 2014 and December 31, 2013, there are 91,612 shares and 70,112 shares, respectively, vested pending to be issued.

A summary of changes in the Company’s non-vested shares for the year follows:

Non-vested Shares
Non-vested at January 1, 2013	6,000
Granted	69,556
Vested	(62,556)
Forfeited	-
Non-vested at December 31, 2013	13,000
Granted	50,000
Vested	(21,500)
Forfeited	-
Non-vested at March 31, 2014	41,500

As of March 31, 2014, there was $138,198 of total unrecognized compensation cost related to non-vested shares granted.  The total fair value of shares vested during the three months ended March 31, 2014 and 2013 was $59,725 and $4,340, respectively, based on the closing price of the Company’s common stock on the next business day of the grant date.

Purchase Options

In connection with the 2009 equity offering, the Company granted 140,000 common stock purchase options to five designees of the Underwriters with a vesting date of June 30, 2010. The options are exercisable from June 30, 2010 to June 30, 2014, and each option is exercisable for one share of the Company’s common stock at an exercise price at $8.11 per share. All options were provided for services performed. As of March 31, 2014 and December 31, 2013, 140,000 common stock purchase options remained outstanding.

Outstanding purchase options do not trade in an active securities market, and as such, the Company estimates the fair value of these purchase options using the Black-Scholes Option Pricing Model (“Black-Scholes Model”) using the following assumptions:

	Purchase Options
	March 31, 2014	December 31, 2013
Stock price	$6.56	$3.51
Exercise price	$8.11	$8.11
Annual dividend yield	-	-
Expected term (years)	0.25	0.50
Risk-free interest rate	0.05%	0.10%
Expected volatility	80%	125%
Option value	$0.56	$0.45

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

The fair value of the 140,000 purchase options outstanding as of March 31, 2014 and December 31, 2013 was determined using the Black-Scholes Model, utilizing level 2 inputs, and the change was recorded in earnings. The Company recognized a loss of $16,520 and a gain of $4,466 from the change in fair value of derivative liability for the three months ended March 31, 2014 and 2013, respectively.

Following is an activity summary of the Company’s outstanding purchase options:

	Number of purchase options	Weighted – average exercise price	Weighted- average remaining contractual term (Year)
Outstanding at January 1, 2014	140,000	$8.11	0.50
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding at March 31, 2014	140,000	$8.11	0.25
Exercisable at March 31, 2014	140,000	$8.11	0.25

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

Note 17 – TAXES

Provision for income taxes consisted of the following:

	Three months ended March 31,
PRC income taxes	2014	2013
Current	$472,407	$321,284
Deferred	(42,380)	-
Total	$430,027	$321,284

Skystar is subject to United States federal income tax. Skystar Cayman is a tax-exempt company incorporated in the Cayman Islands. Fortune Time did not have any assessable profits arising in or derived from Hong Kong for the three months ended March 31, 2014 and 2013, and accordingly no provision for Hong Kong profits tax was made in these periods.

The Company’s subsidiaries and VIEs are subject to the PRC’s Enterprise Income Tax. Pursuant to the PRC Income Tax Laws, Enterprise Income Tax is generally imposed at a statutory rate of 25%. Xi’an Tianxing has been approved as a new technology enterprise, and under PRC Income Tax Laws is entitled to a preferential tax rate of 15%.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended March 31, 2014 and 2013:

	Three Months ended March 31,
	2014	2013
U.S. statutory rate	34.0%	34.0%
Foreign income not recognized in the U.S.	(34.0)	(34.0)
China income tax rate	25.0	25.0
China income tax exemption	(10.0)	(10.0)
Other items (1)	15.6	16.1
Total provision for income taxes	30.6%	31.1%

(1)

Other items are primarily for operating expenses (income) incurred by Skystar that are not deductible (taxable) in the PRC, expenses incurred by other subsidiaries that are not deductible on the consolidated level, the difference of taxable income under US GAAP rather than Chinese GAAP, and the difference of Enterprise Income Tax imposed at a statutory rate of 25% rather than preferential tax rate of 15% on the income from the subsidiaries other than Xi’an Tianxing, which resulted in an increase in the effective tax rate of 15.6% and 16.1% for the three months ended March 31, 2014 and 2013, respectively.

Other items consisted of the following:

	Three Months ended March 31,
	2014	2013
Income taxed at Chinese statutory rate of 25%	1.3%	1.0%
Valuation allowance on tax loss	8.3	9.9
Share based compensation	0.6	0.1
Non-deductible operating expenses	5.4	5.1
Total other items	15.6%	16.1%

Taxes payable consisted of the following:

	March 31, 2014	December 31, 2013
Income taxes	$1,126,025	$662,811
Value added taxes	1,526,475	576,603
Other taxes	200,344	76,072
Total	$2,852,844	$1,315,486

As of March 31, 2014 and December 31, 2013, the estimated net operating loss carry forwards of Skystar for U.S. income tax purposes amounted to $5,069,380 and $4,917,108, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, beginning in 2025 and through 2033. As of March 31, 2014 and December 31, 2013, the estimated net operating loss carry forwards of Skystar for PRC income tax purposes amounted to $5,039,534 and $4,572,233, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2018. Management believes that the realization of the arising from this loss appears to be uncertain due to the Company’s limited operating history and continuing losses for U.S. and PRC income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at March 31, 2014 and December 31, 2013. As of March 31, 2014 and December 31, 2013, the valuation allowance on the tax loss of Skystar was $1,723,589 and $1,671,817, respectively, and that of PRC subsidiaries was $1,259,883 and $1,142,813, respectively. The Company’s management reviews this valuation allowance periodically and makes adjustments as necessary. As of March 31, 2014, the Company had deferred tax assets amounting to $403,372, in respect of accrued expenses of $163,227 and an allowance on doubtful accounts of $240,145. As of December 31, 2013, the Company had deferred tax assets amounting to $364,425, in respect of accrued expenses of $213,865 and an allowance on doubtful accounts of $150,560.

The Company did not provide for deferred income taxes and foreign withholding taxes on the cumulative undistributed earnings of foreign subsidiaries as of March 31, 2014 and December 31, 2013 of approximately $52.9 million and $50.9 million, respectively. The cumulative undistributed earnings of foreign subsidiaries were included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes or applicable withholding taxes, related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if management concluded that such earnings will be remitted in the future.

Note 18 - EARNINGS PER SHARE

The following is the calculation of earnings per share:

	Three months ended March 31,
	2014	2013
Net income	$975,450	$712,733

Weighted average shares used in basic computation	7,676,268	7,613,712
Effect of dilutive potential non-vested common shares	24,466	-
Weighted average shares used in diluted computation	7,700,734	7,613,712

Earnings per share:
Basic	$0.13	$0.09
Diluted	$0.13	$0.09

For the three months ended March 31, 2014, the outstanding 140,000 options were excluded from the diluted earnings per share calculation as they are anti-dilutive as the average stock price was less than the exercise prices of the options.

For the three months ended March 31, 2013, the outstanding 140,000 options and 4,000 non-vested shares were excluded from the diluted earnings per share calculation as they are anti-dilutive.

Note 19 - RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

Amounts payable to related parties are summarized as follows:

	March 31, 2014	December 31, 2013
Amounts due to related parties
Weibing Lu – CEO (1)	$1,155,155	$857,012
Bing Mei – CFO (3)	92,209	41,283
Scott Cramer – non-executive director and shareholder (2)	530,349	300,203
Directors, shareholders and other related parties (4)	184,525	163,050
Total	$1,962,238	$1,361,548

(1)	As of March 31, 2014 and December 31, 2013, the Company had unpaid reimbursement, compensation, and advances for business expenses due to Weibing Lu valued at $1,155,155 and $857,012, respectively.

(2)	As of March 31, 2014 and December 31, 2013, the Company had unpaid reimbursement and compensation due to Scott Cramer valued at $530,349 and $300,203, respectively. On March 10, 2014, the Board of Directors, including all of the independent members of the Board, reviewed and approved the terms of Mr. Cramer’s Consulting Services Agreement with the Company pursuant to which the Company would continue employing him as its US representative in consideration of (i) a quarterly cash fee of $7,500, (ii) 7,000 restricted shares of the Company’s common stock issuable on a quarterly basis pursuant to the Company’s 2010 Stock Incentive Plan (note 15), and (iii) reimbursement of out of pocket expenses. In addition, Mr. Cramer agreed to pay certain invoices of the Company to its vendors (and the Company agreed to reimburse Mr. Cramer) in the form of a no interest bearing loan in the aggregate amount of approximately $250,000.

(3)	As of March 31, 2014 and December 31, 2013, the Company had unpaid reimbursement and compensation due to Bing Mei valued at $92,209 and $41,283, respectively.
(4)	The amounts due to directors, shareholders and other related parties at March 31, 2014 and December 31, 2013 include unpaid reimbursement and advances to other related parties for business expenses.

Also refer to Notes 13, 15 and 20 for other related party transactions and arrangements.

Note 20 - COMMITMENTS AND CONTINGENCIES

(a)  Lease commitments

The Company recognizes lease expense on the straight-line basis over the term of the lease.

The Company entered into a tenancy agreement for the lease of factory premises of Xi’an Tianxing in Sanqiao for a period of ten years from October 1, 2004 to December 31, 2014. The annual rent for the factory premises is subject to a 10% increase every two years starting October 1, 2009. As of March 31, 2014, the annual rent for the factory premises was approximately $22,780 (RMB 140,360).

The Company leased office space in Xi’an from Mr. Weibing Lu, the Company’s Chairman and CEO, for a period of five years from January 1, 2007 to December 31, 2011. In January 2012, the Company renewed the lease with Mr. Lu for another 5 years from January 1, 2012 to December 31, 2016 at a rent of approximately $29,214 (RMB 180,000) per year.

The Company also entered into a tenancy agreement with Mr. Weibing Lu for the lease of Shanghai Siqiang’s office in Shanghai for a period of ten years from August 1, 2007 to August 1, 2017 with an annual rent of approximately $23,371 (RMB 144,000).

The Company entered into a one year tenancy agreement for an office lease in Kunshan, Jiangsu Province from October 15, 2012 to April 14, 2013 with a six-month rent of approximately $1,689 (RMB 10,405). On April 15, 2013, the Company entered into an another one-year tenancy agreement for this office from April 15, 2013 to April 14, 2014 with a one-year rent of approximately $3,820 (RMB 23,536). On April 17, 2014, the Company entered into an another one-year tenancy agreement for this office from April 15, 2014 to April 14, 2015 with a one-year rent of approximately $3,820 (RMB 23,536).

The Company entered into a tenancy agreement for the lease of warehouse premises in Xi’an for a period of three years from July 20, 2011 to July 19, 2014 with an annual rent of approximately $38,141 (RMB 235,000) subject to a 10% increase every two years starting July 20, 2013. As of March 31, 2014, the annual rent for the warehouse premises was approximately $41,955 (RMB 258,500).

The Company entered into a tenancy agreement for the lease of a sales office in Jingzhou, Hubei Province for a period of five years from April 18, 2012 to April 17, 2017 with an annual rent of approximately $8,764 (RMB 54,000) for the first three years subject to increase during last two years.

The minimum future lease payments for the next five years and thereafter are as follows:

Period	Unrelated third parties	Related parties	Total
Year ending December 31, 2014	$25,761	$46,742	$72,503
Year ending December 31, 2015	8,764	52,585	61,349
Year ending December 31, 2016	8,764	52,585	61,349
Year ending December 31, 2017 and thereafter	2,191	13,633	15,824
Total	$45,480	$165,545	$211,025

Rental expense to unrelated third parties for the three months ended March 31, 2014 and 2013 amounted to $18,921 and $15,271, respectively. Rental expense to related parties for the three months ended March 31, 2014 and 2013 amounted to $13,245 and $12,905, respectively.

(b)  Legal proceedings

From time to time, the Company is involved in legal matters arising in the ordinary course of business. Management currently is not aware of any legal matters or pending litigation that would have a significant effect on the Company’s condensed consolidated financial statements as of March 31, 2014.

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

(c) R&D project

In 2008, Xi’an Tianxing contracted with Northwestern Agricultural Technology University to work jointly on an R&D project concerning the application of nano-technology in the prevention of major milk cow disease. The total projected budget for this project is approximately $649,200 (RMB 4,000,000), which is to be paid according to completed stages of the project. The project reached trial stage in September 2009. As of March 31, 2014, the Company has incurred approximately $568,050 (RMB 3,500,000) of cumulative expenses relating to this project.

In 2009, Xi’an Tianxing contracted with the Fourth Military Medical University to jointly work on an R&D project on fish diseases linked immunosorbent detection kit and fish diseases multi-linked monoclonal antibody therapeutic agents. The contracted amount for this project is approximated $973,800 (RMB 6,000,000). As of March 31, 2014, the Company has incurred approximately $843,960 (RMB 5,200,000) of cumulative expenses relating to this project.

During the first quarter of 2011, Xi’an Tianxing contracted with the Fourth Military Medical University to jointly work on an R&D project to develop new treatment and diagnosis method for Mycoplasmal pneumonia of swine. The project term is from January 2011 through September 2013. The cost to the Company for the initial phase is approximately $324,600 (RMB 2,000,000). As of March 31, 2014, the project was extended for clinical trials and the Company has incurred approximately $243,450 (RMB 1,500,000). The project is expected to be completed by the end of 2015.

During the fourth quarter of 2012, Xi’an Tianxing launched eight in-house R&D projects as set forth in the following table. As of March 31, 2014, the Company incurred all the budget expenses and these projects were still under development.

During the second quarter of 2013, Xi’an Tianxing launched an R&D project to develop monoclonal antibody vaccine to prevent common fish skin disease. The cost to the Company for this project is approximately $568,050 (RMB 3,500,000). As of March 31, 2014, the Company has incurred $486,900 (RMB 3,000,000) and this project is still under development.

During the third quarter of 2013, Xi’an Tianxing launched an R&D project to develop livestock and avian disease multi-joint yolk antibody therapeutic agents and contracted with Lantian County Chicken Farm to test the effect of its developed agents. The project is expected to be completed by the end of 2014. The total projected budget for this project is approximately $714,120 (RMB 4,400,000). As of March 31, 2014, the Company has incurred $324,600 (RMB 2,000,000) and this project is still under development.

In addition, the Company also launched various R&D projects on veterinary products formula adjustment, pet drug development, fermentation engineering design and development, GMP inspection trial production tests and lab tests. As of March 31, 2014, $1,665,948 (RMB 10,264,620) has been incurred related to these projects and lab tests.

R&D projects are summarized as follows:

Project	Amount incurred as of 03/31/2014	Amount expected to be incurred	Total amount of project
Project with Northwestern Agricultural Technology University

Application of nano-technology in the prevention of major milk cow disease	$568,050	$81,150	$649,200

Project with the Fourth Military Medical University
Fish diseases linked immunosorbent detection kit and fish diseases Multi-linked monoclonal antibody therapeutic agents	843,960	129,840	973,800
New treatment and diagnosis method for Mycoplasmal pneumonia of swine	243,450	81,150	324,600

In-house R&D projects during 2012:
Oral liquid products R&D and field trials	162,300	-	162,300
Powder for injection products R&D and field trials	162,300	-	162,300
Vitamin E injection product development	81,150	-	81,150
Anthelmintic product development	81,150	-	81,150
Three disease grams product development	81,150	-	81,150
Premixes class product development	81,150	-	81,150
Bulk powder products development	81,150	-	81,150
Livestock and fish diseases immunoassay kit development	405,750	-	405,750

In-house R&D projects during 2013:
Fish monoclonal antibody vaccine	486,900	81,150	568,050
Livestock and avian disease multi-joint yolk antibody therapeutic agents	324,600	389,520	714,120

Other projects for veterinary products formula adjustment, pet drug development, fermentation engineering design and development, GMP inspection trial production tests and other lab tests	1,665,948	16,230	1,682,178
Total	$5,269,008	$779,040	$6,048,048

All payments made for R&D projects have been expensed as incurred.

(d) Registered capital commitment:

Skystar Kunshan’s remaining registered capital of $12,750,000 was originally required to be invested by May 7, 2012. On March 26, 2014, the Company received the approval of extension for payment of the remaining registered capital to May 6, 2015.

(e) Capital commitment

The Company’s commitments for capital expenditure as of March 31, 2014 are as follows:

Contracted but not accrued for:
Purchase of machinery and construction (Note 9)	$4,321,562

Note 21 – SEGEMENT INFORMATION

The Company currently engages in one business segment, the research, development, production, marketing and sales of veterinary healthcare and medical care products. The Company’s revenues and cost of revenues by product line were as follows:

	Three Months Ended March 31,
	2014	2013
Revenues
Micro-organism	$1,521,165	$1,667,182
Veterinary Medications	4,844,968	3,446,717
Feed Additives	330,537	286,288
Vaccines	135,918	130,554
Total Revenues	$6,832,588	$5,530,741

Cost of Revenues
Micro-organism	$683,784	$587,417
Veterinary Medications	3,033,027	2,105,516
Feed Additives	220,148	214,637
Vaccines	72,444	23,316
Total Cost of Revenues	4,009,403	2,930,886
Gross Profit	$2,823,185	$2,599,855

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We were incorporated in Nevada on September 24, 1998.  We are a holding company that, through our wholly owned subsidiaries in China, including Skystar Biotechnology (Jingzhou) Co. (“Skystar Jingzhou”), and a variable interest entity (“VIE”), Xi’an Tianxing Bio-Pharmaceutical Co., Ltd. (“Xi’an Tianxing”), researches, develops, manufactures, and distributes veterinary health care and medical care products in the People’s Republic of China (“PRC”).

All of our operations are carried out by our subsidiaries in China and Xi’an Tianxing, which the Company controls through contractual arrangements between Xi’an Tianxing and Sida Biotechnology (Xi’an) Co., Ltd. (“Sida”), the wholly owned subsidiary of Fortunate Time International Limited (“Fortune Time”), the wholly owned subsidiary of Skystar Bio-Pharmaceutical (Cayman) Holdings Co., Ltd. (“Skystar Cayman”), which became our wholly owned subsidiary in 2005. Such contractual arrangements are necessary to comply with PRC laws limiting foreign ownership of certain companies. Through these contractual arrangements, we have the ability to substantially influence Xi’an Tianxing’s daily operations and financial affairs, appoint its senior executives, and approve all matters requiring shareholder approval. As a result of these contractual arrangements, which enable us to control Xi’an Tianxing, we are considered the primary beneficiary of Xi’an Tianxing.

In addition to Xi’an Tianxing, Skystar Jingzhou also manufactures and distributes veterinary medicines, including aquaculture medicines in China. Skystar Jingzhou is a wholly owned subsidiary of the Company’s Sida entity. It was formed with the August 2010 acquisition of a veterinary medicine manufacturing facility in Hubei Province, China.

On August 21, 2007, Xi’an Tianxing invested $81,150 (RMB 500,000) to establish Shanghai Siqiang Biotechnological Co. Ltd. (”Shanghai Siqiang”). Xi’an Tianxing is the 100% shareholder. Shanghai Siqiang serves as a research and development center for Xi’an Tianxing to engage in research, development, production and sales of feed additives and veterinary disease diagnosis equipment.

On May 7, 2010, Fortunate Time formed Skystar Biotechnology (Kunshan) Co., Limited (“Skystar Kunshan”) in Kunshan, Jiangsu Province, China with a registered capital of $15,000,000, of which $2,250,000 was paid by Fortunate Time in cash. On March 26, 2014, the Company received the government approval of extension for payment of the remaining registered capital of $12,750,000 by May 6, 2015. Skystar Kunshan was formed in connection with an acquisition of assets to meet part of the registered capital requirements, and was intended to be a micro-organism manufacturing facility for the Company once the acquisition was complete. The asset acquisition was completed in September 2011.

On March 15, 2011, Xi’an Tianxing formed Xi’an Sikaida Bio-products Co., Ltd. (“Xi’an Sikaida”) with a registered capital of approximately $1,623,000 (RMB 10,000,000 ) paid by Xi’an Tianxing.

We rely on a combination of trademark, copyright and trade secret protection laws in China and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our intellectual property and our brand. On September 23, 2009, we purchased an exclusive aquaculture vaccine technology from and signed a collaborative research and development agreement with China’s Fourth Military Medical University (“FMMU”) for approximately $1.2 million (RMB 8 million), granting us exclusive rights to sell and market the aquaculture vaccine through 2020. The patent on this acquired technology expired in December 2011. However, we retain know-how for the production line for the vaccine. In collaboration with FMMU, we in a position to produce the first vaccine in China designed to prevent and treat certain bacterial infection and diseases in marine life without causing harmful side effects. Based on the vaccine’s first-to-market status, the Ministry of Agriculture (“MOA”) has issued a Grade I Veterinary Certificate for our vaccine. In addition, in 2013 and 2014, we filed 4 additional patent applications with the PRC SIPO, all of which are currently in the review stage of the patent application. We intend to seek other licenses or apply for exclusivity as necessary in order to protect our rights, and we also enter into confidentiality, non-compete and invention assignment agreements with our employees and consultants and nondisclosure agreements with third parties. Skywing, Stardove, Tian Xing, Hao Shou Yi, and the Chinese characters that transliterate as “Jia Teng Jun,” “Jia Teng”, “Lan Yuan Kang”, “Bao Li Jian”, and “Bi Ke Ting” are our registered trademarks in the PRC .

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

Principles of consolidation

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include the financial statements of our company, our wholly-owned subsidiaries, and our VIEs.  All significant inter-company transactions and balances between our company, its subsidiaries, and its VIEs have been eliminated in consolidation.

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

Results of Operations – Three Months ended March 31, 2014 and 2013

The following table summarizes our results of operations for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014		2013
	Amount	% of total revenue	Amount	% of total revenue
Revenue	$6,832,588	100.0%	$5,530,741	100.0%
Gross Profit	$2,823,185	41.3%	$2,599,855	47.0%
Operating Expenses	$1,650,838	24.2%	$1,529,570	27.6%
Income from Operations	$1,172,347	17.2%	$1,070,285	19.4%
Other Income (Expense)	$233,130	3.4%	$(36,268)	(0.7)%
Income Tax Expenses	$430,027	6.3%	$321,284	5.8%
Net Income	$975,450	14.3%	$712,733	12.9%

Revenues.   All of our revenues are derived from the sale of veterinary healthcare and medical care products in the PRC.  For the three months ended March 31, 2014, we had revenues of $6,832,588 as compared to revenues of $5,530,741 for the three months ended March 31, 2013, an increase of $1,301,847 or 23.5%.  We generate revenue from sales of four product lines: veterinary medications, micro-organism, feed additives, and vaccines.  The selling prices of our products decreased about 0.3% on average in the three months ended March 31, 2014 compared to the same period of 2013. The increase in revenue was primarily due to the increase of sales volume.

Revenue — Veterinary Medications. Revenue from sales of our veterinary medications increased by $1,398,251 or 40.6%, from $3,446,717 for the three months ended March 31, 2013 to $4,844,968 for the three months ended March 31, 2014. After passing the GMP re-certification of our Huxian facility in September 2012, we were eligible to renew our expired veterinary medication product permits and submit applications for new product permits. The increase of revenue was primarily as a result of more veterinary medication product permits received for manufacturing. We have two veterinary medications plants located in Huxian and Jingzhou, with Huxian historically being our main facility. Of the total revenues from veterinary medications during the three months ended March 31, 2014, approximately 84.2% of total revenue resulted from the sale of products from the Huxian facility. The selling prices of our veterinary medication products for the three months ended March 31, 2014 decreased approximately 0.4% on average from last year. The increase in revenue was primarily due to the increase of sales volume.

Revenue — Micro-Organism. Revenue from sales of our micro-organism products decreased by $146,017 or 8.8% from $1,667,182 for the three months ended March 31, 2013 to $1,521,165 for the three months ended March 31, 2014. The decrease was primarily due to the weak market demand for healthcare probiotics products because meat prices declined in the first quarter, which discouraged farmers from increasing their livestock farming. Currently, we have a micro-organism plant located in Sanqiao. The selling prices of our micro-organism products for the three months ended March 31, 2014 have not materially changed on average from last year. The decrease in revenue was mainly due to the decrease of sales volume.

Revenue — Feed Additives. Revenue from sales of our feed additives product line increased by $44,249 or 15.5% from $286,288 for the three months ended March 31, 2013 to $330,537 for the three months ended March 31, 2014. The increase was primarily the result of our increased sales efforts despite the weak market demand for additives products. Currently, we have a feed additive plant located in Sanqiao. The selling prices of our feed additives products for the three months ended March 31, 2014 have not materially changed on average from last year. The increase in revenue was primarily due to the increase of sales volume.

Revenue — Vaccines. Revenue from sales of our vaccines increased by $5,365 or 4.1% from $130,554 for the three months ended March 31, 2013 to $135,919 for the three months ended March 31, 2014. We completed the construction of a new vaccine facility at our Huxian plant in 2010. In September 2012, the Ministry of Agriculture (“MOA”) physically inspected this facility and deemed the facility GMP compliant. On December 26, 2013, China's MOA granted the GMP certificate for this new facility. The Company expects to commence production at this new facility in the third quarter of this year. The selling prices of our vaccine products have not materially changed on average for the three months ended March 31, 2014 from last year.

Cost of Sales.   Cost of sales was $4,009,403 for the three months ended March 31, 2014, as compared to $2,930,886 for the three months ended March 31, 2013, an increase of $1,078,517 or 36.8%, as a result of increased sales of our product lines except micro-organism products. For the three months ended March 31, 2014, raw material costs comprised the majority or approximately 81.8% of the total cost of sales, packing material costs comprised approximately 10.7% of the total cost of sales, and labor costs and manufacturing overhead comprised approximately7.5% of the total cost of sales. The decreased gross margins for the three months ended March 31, 2014 were mainly because the majority of our revenue during the three months came from our less profitable veterinary medications product line, while the relatively high profitable micro-organism line reduced their production, and therefore sales due to the weak demand during the quarter, as described above.

Cost of Sales — Veterinary Medications.   Cost of sales of our veterinary medications product line increased from $2,105,516 for the three months ended March 31, 2013 to $3,033,027 for the three months ended March 31, 2014, an increase of $927,511 or 44.1%.  This increase was mainly due to the increase in corresponding sales.

Cost of Sales — Micro-Organism.   Cost of sales of our micro-organism product line increased from $587,417 for the three months ended March 31, 2013 to $683,784 for the three months ended March 31, 2014, an increase of $96,367 or 16.4%.  This increase was mainly due to the changes in the production formula aimed to improve the product’s efficacy for some of our micro-organism products, which increased our unit raw material cost to produce these micro-organism products.

Cost of Sales — Feed Additives.   Cost of sales of our feed additives product line increased from $214,637 for the three months ended March 31, 2013 to $220,148 for the three months ended March 31, 2014, an increase of $5,511 or 2.6%.  This increase in cost of sales was mainly due to the corresponding increase in feed additives sales. However, the changes in the production formula and better quality of the raw materials used in production helped us to partially offset the increase of cost of sales during the first quarter.

Cost of Sales — Vaccines.   Cost of sales of our vaccines product line increased from $23,316 for the three months ended March 31, 2013 to $72,444 for the three months ended March 31, 2014, an increase of $49,128 or 210.7%.  This increase in cost of sales was mainly due to increased overhead incurred to complete and following the completion of the new vaccine plant during the quarter ended March 31, 2014.

Operating Expenses

	Three Months Ended March 31,
	2014		2013
	Amount	% of total revenue	Amount	% of total revenue
Operating Expenses
Research and Development Costs	$4,213	0.1%	$461	0.0%
Selling Expenses	$370,208	5.4%	$317,836	5.7%
General and Administrative Expenses	$1,276,417	18.7%	$1,211,273	21.9%
Total Operating Expenses	$1,650,838	24.2%	$1,529,570	27.6%

Research and Development Costs.  Research and development costs totaled $4,213 for the three months ended March 31, 2014 as compared to $461 for the three months ended March 31, 2013, an increase of $3,752 or 813.9%. R&D costs were insignificant for both the first quarter of 2014 and 2013 as there was no significant R&D effort undertaken during the first quarter because of the Chinese New Year.

Selling Expenses.  Selling expenses totaled $370,208 for the three months ended March 31, 2014 as compared to $317,836 for the three months ended March 31, 2013, an increase of $52,372 or 16.5%.  This increase is mainly due to the increase of sales travel and commission costs as the result of increased sales in the first quarter. Sales travel expenses and commission expenses increased $20,123 or 423.1% and $45,302 or 70.9%, respectively, as we increased our sales efforts in the first quarter of 2014. Shipping and handling costs totaled $192,048 and $203,849 for the three months ended March 31, 2014 and 2013, respectively, a decrease of $11,801 or 5.8%, which partially offset the increase of sales travel and commission expenses in the first quarter.

General and Administrative Expenses.  General and administrative expenses totaled $1,276,417 for the three months ended March 31, 2014 as compared to $1,211,273 for the three months ended March 31, 2013, an increase of $65,144 or 5.1%. The increase was primarily due to an increase in salaries by $70,478 and stock based compensation expenses by $55,385. Under the new employment agreement with the Company’s CEO effective January 1, 2014, he is entitled to receive an aggregate 50,000 shares of common stock each year. During the quarter ended March 31, 2014, share based compensation expenses of $44,875 were incurred in relation to this grant to the Company’s CEO.

Other Income (Expenses). Other net income was $233,130 for the three months ended March 31, 2014 as compared to other net expenses of $36,268 for the three months ended March 31, 2013, an increase in other income of $269,398. This increase was largely due to our increased interest income earned on prepayments to suppliers and government subsidies received in the first quarter of 2014.

Provision for Income Taxes. Income tax expenses were $430,027 for the three months ended March 31, 2014 as compared to $321,284 for the three months ended March 31, 2013, an increase of $108,743 or 33.8%, representing an effective tax rate of 30.6% and 31.1% for the three months ended March 31, 2014 and 2013, respectively. For the three months ended March 31, 2014 and 2013, Xi’an Tianxing was subject to a preferential income tax rate of 15% while other PRC subsidiaries were subject to statutory tax rate of 25%. For the three months ended March 31, 2014 and 2013, Xi’an Tianxing contributed the majority of the consolidated profits in China. Excluding the valuation on tax losses incurred by the Company and its PRC subsidiaries and non-deductible expenses, the effective tax rate was 16.3% and 16.0% for the three months ended March 31, 2014 and 2013, respectively.

Liquidity

For the three months ended March 31, 2014, cash provided by operating activities was $4,597,282, as compared to cash used in operating activities of $9,782,575 for the three months ended March 31, 2013. The major operating activities that provided cash for the three months ended March 31, 2014 were net income (excluding non-cash expenses such as depreciation, amortization, etc) of $1,880,681, a decrease in deposits, prepaid expenses and other receivables of $513,005, an increase in taxes payable of $1,560,250, an increase in accounts payable of $1,350,410 and an increase in due to related parties of $606,813. The major operating activities that used cash for the three months ended March 31, 2014 were an increase in accounts receivable of $2,127,566. China's inflation rate was 2.4% in March 2014, well below the 3.5% target set by the Chinese government, which indicates a stable outlook for prices. We will monitor the market situation closely and continue the strategy of prepaying our suppliers to ensure the supply of raw materials at relatively lower cost levels. As of March 31, 2014, we had 74 suppliers as compared to 75 suppliers as of December 31, 2013 to which we made advances to secure our raw material needs and to obtain favorable pricing. We will continue to closely manage these advances to balance the need for lower materials cost and sufficient cash flow.

Cash used in investing activities for the three months ended March 31, 2014 was $923,512, as compared $Nil for the three months ended March 31, 2013. Cash used in investing activities for the three months ended March 31, 2014 was primarily the result of a loan to third parties of $1,054,704, which is due for repayment on May 31, 2014.

Cash used in financing activities for the three months ended March 31, 2014 was $4,905,600, as compared to cash provided by financing activities of $2,389,800 for the three months ended March 31, 2013. Cash used in financing activities for the three months ended March 31, 2014 was the result of the repayment of a short-term loan of $4,905,600.

As of March 31, 2014, we had cash of $6,848,905. Our total current assets were $88,378,324, and our total current liabilities were $23,654,522, which resulted in a net working capital of $64,723,802.

Capital Resources

We finance our ongoing operating activities by using funds from our operations and external credit or financing arrangements. We routinely monitor current and expected operational requirements and financial market conditions to evaluate the use of available financing sources. We repaid a $4,905,600 short-term loan during the three months ended March 31, 2014. Considering our existing working capital position and our ability to access debt funding sources, we believe that our operations and borrowing resources are sufficient to provide for our current and foreseeable capital requirements to support our ongoing operations for at least next twelve months.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
R&D Project Obligation	$779,040	$779,040	$-	$-	$-
Construction-in-progress Obligation	4,321,562	4,321,562
Operating Lease Obligations	211,025	87,840	115,393	7,792	-
Total	$5,311,627	$5,188,442	$115,393	$7,792	$-

In addition to the contractual obligations listed above, we have a future registered capital commitment related to our subsidiary Skystar Kunshan. Skystar Kunshan has a registered capital of $15,000,000, of which we invested $2,250,000 in cash. The remaining $12,750,000 of capital was originally required to be invested prior to May 7, 2012. On March 26, 2014, we received the approval of extension for payment of the remaining registered capital by May 6, 2015.

Short-term loans:

	March 31, 2014		December 31, 2013			Interest
Bank	Amt RMB	Amt USD	Amt RMB	Amt USD	Due Date	Rate

Industrial Bank Co. Ltd. Xi’an Branch	-	$-	30,000,000	$4,911,000	01/15/14	6.60%
Postal Savings Bank of China Xi’an Branch	20,000,000	3,246,000	20,000,000	3,274,000	05/26/14	(2)
ICBC Songzi Branch	5,000,000	811,500	5,000,000	818,500	06/19/14	(1)
Related-party Individual – Chairman and CEO	10,000,000	1,623,000	10,000,000	1,637,000	09/11/14	7.8%
Total	35,000,000	$5,680,500	65,000,000	$10,640,500

(1)	People's Bank of China floating benchmark lending rate over the same period plus 30%, which was 7.8% at March 31, 2014.
(2)	People's Bank of China floating benchmark lending rate over the same period plus 20%, which was 7.2% at March 31, 2014.

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

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the consolidated financial statements or otherwise stated in this MD&A were as follows:

	March 31, 2014	December 31, 2013
Assets and liabilities	1 RMB = 0.1623 USD	1 RMB = 0.1637 USD

	Three Months Ended March 31,
	2014	2013
Statements of operations and cash flows	1 RMB = 0.1635 USD	1 RMB = 0.1593 USD

Inflation

China's annual inflation was 2.4% in March 2014. While inflation is below the government’s full-year target of 3.5% points there is room for more stimulus to support a slowing economy, Chinese Premier Li Keqiang has indicated he wants to limit such measures. The slowing economy is likely to continue for the rest of 2014. For the three months ended March 31, 2014, we were able to secure favorable pricing by prepaying certain suppliers to lock in prices ahead of time. As a result, we did not experience as much cost pressure as evidenced in the spot market prices of raw materials. To take precautions to minimize the negative impact of cost increases that erode our profit margin, we will continue the practice of prepayments to suppliers.

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

Based on the evaluation, the Certifying Officers concluded that, as of March 31, 2014, our disclosure controls and procedures were not effective due to an ongoing material weakness related to the lack of accounting personnel with an appropriate level of knowledge, experience, and training in the application of U.S. GAAP.

Since the foregoing weaknesses we identified, we carried out a number of measures to address and remediate these weaknesses related to the insufficient number of our U.S. reporting accounting and finance personnel and overall lack of requisite experience in U.S. GAAP. As a result, the Company saw a steady improvement in its internal controls over financial reporting as evidenced by a gradually decreasing number and significance of adjustments proposed by the Company’s independent auditors during their periodical financial reviews and noticeable improvement in the accounting staff’s abilities to handle U.S. GAAP-based reporting. Although we believe that we achieved significant progress in addressing the identified material weaknesses, in our view, such efforts have not yet yielded the results required to fully remediate the material weaknesses. In 2013 (aside from continuing the remediation measures that we initiated in the previous years) we engaged a third party consulting firm to assist us in remediation of the identified material weakness. This consulting firm is a global leading provider of consulting and internal audit services and the only consulting firm represented on the COSO advisory board guiding the development of a conceptual framework on Enterprise Risk Management. With such additional external assistance, we have been and are in the process of improving our accounting policies and procedures manual in accordance to U.S. GAAP, and are going to provide proper training on the manual for our accounting team and continue to standardize our accounting treatments in compliance with U.S. GAAP, especially non-routine transactions, and improve our accounting team’s U.S. GAAP competence. In September 2013, this third party consulting firm completed its initial field work at our main administrative offices in China and helped us develop a draft of a new accounting policies and procedures manual in accordance to U.S. GAAP. We intend to complete the project by no later than the end of 2014 and will conduct quarterly assessments of the state of the Company’s financial reporting measures and systems, as a whole.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is involved in legal matters arising in the ordinary course of business. Management currently is not aware of any legal matters or pending litigation that would have a significant effect on the Company’s condensed consolidated financial statements as of March 31, 2014.

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

ITEM 1A. RISK FACTORS

Except as set forth below, there were no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2013.

Risks Relating to Our Business

Our products will be adversely affected if we are unable to protect proprietary rights or operate without infringing the proprietary rights of others.

The profitability of our products will depend in part on our ability to obtain and maintain patents, licenses and preserve trade secrets during the period our intellectual property remains exclusive and proprietary. We must also operate without infringing the proprietary rights of third parties and without third parties circumventing our rights. The patent positions of bio-pharmaceutical and biotechnology enterprises, including ours, are uncertain and involve complex legal and factual questions for which important legal principles are largely unresolved. In addition, the scope of the originally claimed subject matter in a patent application can be significantly reduced before a patent is issued. The biotechnology patent situation outside the U.S. is uncertain, is currently undergoing review and revision in many countries, and may not protect our intellectual property rights to the same extent as the laws of the U.S. Because patent applications are maintained in secrecy in some cases, we cannot be certain that we or our licensors are the first creators of inventions described in our pending patent applications or patents or the first to file patent applications for such inventions.

We rely on a combination of trademark, copyright and trade secret protection laws in China and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our intellectual property and brand. In September 2009, we purchased an exclusive aquaculture vaccine technology from and signed a collaborative research and development agreement with China’s Fourth Military Medical University (“FMMU”) for approximately $1.2 million (RMB 8 million), granting us exclusive rights to sell and market the aquaculture vaccine through 2020. The patent on this acquired technology expired in December 2011. However, we retain know-how for the production line for the vaccine. In collaboration with FMMU, we intend to produce the first vaccine in China designed to prevent and treat certain bacterial infection and diseases in marine life without causing harmful side effects. Based on the vaccine’s first-to-market status, the MOA has issued a Grade I Veterinary Certificate for our vaccine. In addition, in 2013 and 2014, we filed four additional patent applications with the PRC SIPO all of which are currently in the review stage of the patent application. We provide no assurance that the know-how will be sufficient to protect the underlying technologies or that any of the currently filed patent applications will be approved by the appropriate authorities.

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

Risks Related to Our Corporate Structure

Chinese laws and regulations governing our businesses and the validity of certain of our contractual arrangements are uncertain. If we are found to be in violation, we could be subject to sanctions. In addition, changes in such Chinese law and regulations may materially and adversely affect our business.

If the Chinese government determines that these contractual arrangements do not comply with applicable regulations, our business could be adversely affected.

We conduct our bio-pharmaceutical business through Xi’an Tianxing by means of contractual arrangements. Xi’an Tianxing holds the licenses and approvals necessary to operate our business in China. We have contractual arrangements with Xi’an Tianxing and its stockholders that allow us to substantially control Xi’an Tianxing. We cannot assure you, however, that we will be able to enforce these contracts.

Although we believe we comply with current Chinese regulations, and have been advised by our PRC counsel that in their opinion, the structure for operating our business in China (including our corporate structure and contractual arrangements with Xi’an Tianxing) complies with all applicable PRC laws, rules and regulations, and does not violate, breach, contravene or otherwise conflict with any applicable PRC laws, rules or regulations, we cannot assure you that the Chinese government would agree that these operating arrangements comply with Chinese licensing, registration or other regulatory requirements, with existing policies or with requirements or policies that may be adopted in the future, in particular that the Chinese government does not restrict foreign investment in bio-pharmaceutical business in China. If the Chinese government determines that we do not comply with applicable law, it could revoke our business and operating licenses, require us to discontinue or restrict our operations, restrict our right to collect revenues, require us to restructure our operations, impose additional conditions or requirements with which we may not be able to comply, impose restrictions on our business operations or on our customers, or take other regulatory or enforcement actions against us that could be harmful to our business.

Because we rely on the consulting services agreement with Xian Tianxing for our revenue, the termination of this agreement will severely and detrimentally affect our continuing business viability under our current corporate structure.

We are a holding company and currently we rely for our revenues on dividends payments from Sida after it receives payments from Xi’an Tianxing pursuant to the consulting services agreement which forms a part of the contractual arrangements between Sida and Xi’an Tianxing. The consulting services agreement may be terminated by written notice of Sida or Xi’an Tianxing in the event that: (a) one party causes a material breach of the agreement; (b) one party becomes bankrupt, insolvent, is the subject of proceedings or arrangements for liquidation or dissolution, ceases to carry on business, or becomes unable to pay its debts as they become due; (c) Sida terminates its operations; (d) Xi’an Tianxing’s business license or any other license or approval for its business operations is terminated, cancelled or revoked; or (e) circumstances arise which would materially and adversely affect the performance or the objectives of the agreement. While we are currently not aware of any event or reason that may cause the consulting services agreement to terminate, we cannot assure you that such an event or reason will not occur in the future. In the event that the consulting services agreement is terminated, this may have a severe and detrimental effect on our continuing business viability under our current corporate structure, which in turn may affect the value of your investment.

If PRC authorities determine that the agreements that establish the structure for operating our business in China do not comply with applicable PRC laws and regulations, we could be subject to severe penalties.

We are a Nevada company and, as such, we are classified as a foreign enterprise under PRC laws, and our PRC entities, Sida and Skystar Kunshan, are foreign-invested enterprises under PRC laws. Sida controlled Xi’an Tianxing via contractual agreements. We rely on Xi’an Tianxing to hold and maintain the licenses necessary to operate bio-pharmaceutical business in China.

We cannot assure you that the PRC government will agree that these contractual arrangements comply with existing PRC laws and regulations or with PRC laws and regulations that may be adopted in the future. PRC laws and regulations governing the validity of these contractual arrangements are uncertain and the relevant government authorities have broad discretion in interpreting these laws and regulations.

If the corporate structure and contractual arrangements through which we conduct our business in China were found to be in violation of any existing or future PRC laws or regulations, or such arrangement is determined as illegal or invalid by the PRC court, arbitral tribunal or regulatory authorities, or if we fail to obtain or maintain any of the required permits or approvals under our contractual arrangements, the relevant regulatory authorities, would have broad discretion in dealing with such violations and imposing relevant actions, which actions could include:

•	revoking or refusing to grant or renew the business and operating licenses required to conduct our operations in China;

•	restricting or prohibiting transactions between Sida and Xi’an Tianxing;

•	imposing fines or other requirements which we may find difficult or impossible to comply with;

•	requiring us to alter our ownership structure or operations; and

•	restricting or prohibiting the use of any proceeds from our offering to finance our business and operations in China.

The imposition of any of these penalties could result in a material adverse effect on our ability to conduct our business in China, which may have a material adverse effect on our results of operations and financial condition. If any of our contractual arrangements through which we conduct our business are determined to violate any existing or future PRC laws and regulations, we may no longer be able to consolidate the financial results of Xi’an Tianxing, through which substantially all of our operations are conducted, into our consolidated financial statements.

Our contractual arrangements with Xi’an Tianxing and its shareholders may not be as effective in providing operational control as direct ownership. Any failure by Xi’an Tianxing and its shareholders to perform their obligations under the contractual arrangements with us may have a material adverse effect on our business and financial condition.

Under the current contractual arrangements, we rely on the performance by Xi’an Tianxing and its shareholders of their obligations under the contracts to exercise control over Xi’an Tianxing. Xi’an Tianxing and its shareholders may fail to take certain actions required for our business or follow our instructions despite their contractual obligations to do so. If Xi’an Tianxing or its shareholders fail to perform their obligations under the contractual arrangements with us, we may have to restructure our business operations, and/or incur substantial costs and resources to enforce our rights under the contracts and rely on legal remedies under PRC laws, including seeking specific performance or injunctive relief and claiming damages, which may not be effective. If the shareholders of Xi’an Tianxing were to refuse to transfer their equity interests in these entities to us or our designee(s) when and if we request so, or if they were otherwise to act in bad faith toward us, then we may have to take legal actions to compel them to perform their contractual obligations, or they may bring claims against us to demand their economic interests and exercise other rights in Xi’an Tianxing by virtue of the fact that they are direct or indirect equity holders of Xi’an Tianxing. PRC laws and regulations governing the validity of our contractual arrangements are uncertain and PRC government authorities, including courts, have broad discretions in interpreting these laws and regulations.

All of the material agreements under our contractual arrangements are governed by PRC laws and provide for the resolution of disputes arising from or in connection with the agreements through arbitration in the PRC. Accordingly, these contracts would be interpreted in accordance with PRC laws and any disputes would be resolved in accordance with PRC legal procedures. The legal system in the PRC is not as developed as that of certain other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could limit our ability to enforce these contractual arrangements. Under PRC laws, rulings by arbitrators are final, parties cannot appeal the arbitration results in courts, and the prevailing parties may only enforce the arbitration awards in PRC courts through arbitration award recognition proceedings, which would incur additional expenses and may cause delay. In the event we are unable to enforce our contractual arrangements, we may not be able to exercise effective control over Xi’an Tianxing, and our ability to conduct our business may be materially and adversely affected.

The shareholders of Xi’an Tianxing may have potential conflicts of interest with us, which may materially and adversely affect our business and financial condition. We do not have any arrangements in place to address such potential conflicts.

Weibing Lu, our Chief Executive Officer, is also the Chief Financial Officer and Chairman of the board of directors of Xi’an Tianxing. Mr. Wei Wen, who is Xi’an Tianxing’s Vice-General Manager and director, is a member of board of directors. Conflicts of interests between their respective duties to our Company and Xi’an Tianxing may arise. As our directors and executive officer (in the case of Mr. Lu), they have a duty of loyalty and care to us under U.S. law when there are any potential conflicts of interests between us and Xi’an Tianxing. We cannot assure you, however, that when conflicts of interest arise, each one of them will act completely in our interests or that conflicts of interests will be resolved in our favor. For example, they may determine that it is in Xi’an Tianxing’s interests to sever the contractual arrangements with Sida, irrespective of the effect such action may have on us. In addition, any one of them could violate his or her legal duties by diverting business opportunities from us to others, thereby affecting the amount of payment Xi’an Tianxing is obligated to remit to us under the consulting services agreement.

We may lose the ability to use and enjoy assets held by Xi’an Tianxing that are important to the operation of our business if Xi’an Tianxing declares bankruptcy or become subject to dissolution or liquidation proceedings.

Xi’an Tianxing holds certain assets that are important to our business operations, such as the intellectual property rights of intangible assets. Although the option agreements entered into by and among Sida, Xi’an Tianxing and its respective shareholders contains terms that specifically obligate the shareholders of our variable interest entities to ensure the valid existence of Sida and that Xi’an Tianxingmay not be voluntarily liquidated without our prior consent, in the event the shareholders breach this obligation and voluntarily liquidate Xi’an Tianxing, or if Xi’an Tianxing declares bankruptcy, and all or part of their assets become subject to liens or rights of third-party creditors, we may be unable to continue some or all of our business operations, which could materially and adversely affect our business, financial condition and results of operations. Furthermore, if Xi’an Tianxing undergoes a voluntary or involuntary liquidation proceeding, its shareholders or unrelated third-party creditors may claim rights to some or all of its assets, thereby hindering our ability to operate our business, which could materially and adversely affect our business, financial condition and results of operations.

Risks Related to PRC Laws

PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident beneficial owners to personal liability and limit our ability to acquire PRC companies or to inject capital into our PRC entities, limit our PRC entities’ ability to distribute profits to us or otherwise materially and adversely affect us.

The State Administration of Foreign Exchange (“SAFE”), issued the Notice on Relevant Issues Concerning Foreign Exchange Administration for PRC Residents to Engage in Financing and Round-trip Investment via Overseas Special Purpose Vehicles (“SAFE Circular No. 75”), and a series of implementation rules and guidance, requiring PRC residents, including both legal persons and natural persons, to register with the relevant local branch of SAFE before establishing or acquiring control over any company outside of China, referred to as an offshore special purpose company, for the purpose of raising funds from overseas to acquire assets of, or equity interest in, PRC companies. In addition, any PRC resident that is a beneficial owner of an offshore special purpose company is required to amend his or her registration with the local branch of SAFE, with respect to that offshore special purpose company in connection with any increase or decrease in its capital, transfer of shares, merger, division, equity investment or creation of any security interest over any assets located in China. Any failure to comply with the above registration requirements could result in our PRC entities being prohibited from distributing their profits and proceeds from any reduction in capital, share transfer or liquidation to their offshore parent companies, offshore parent companies being restricted in their ability to contribute additional capital into their PRC entities and may also subject the relevant PRC entities and PRC residents to penalties under PRC foreign exchange administration regulations.

We have requested PRC residents who we know hold direct or indirect interests in our company to make necessary applications, filings and amendments as required under SAFE Circular No. 75 and other related rules. However, our founders, Mr. Lu Weibing and Mr. Wen Wei who are subject to SAFE Circular No. 75 have not completed registrations with the local branch of SAFE as required by SAFE Circular No. 75 because our PRC counsel believes that Mr. Lu Weibing and Mr. Wen Wei do not need to complete such registration due to completion of restructuring prior to effective date of SAFE Circular No. 75. In addition, we may not be informed of the identities of all of the PRC residents holding direct or indirect interests in our Company, and we cannot provide any assurance that these PRC residents will obtain all necessary registrations or comply with other requirements under SAFE Circular No. 75 or other related rules. Any failure or inability by such individuals to comply with SAFE regulations may subject us to fines or legal sanctions, such as restrictions on our cross-border investment activities or our direct PRC entities’ ability to distribute dividends to, or obtain foreign-exchange-denominated loans from, our company or prevent us from making distributions or paying dividends. As a result, our business operations and our ability to make distributions to you could be materially and adversely affected.

The approval of the China Securities Regulatory Commission may be required in connection with the global offering, and, if required, we cannot assure you that we will be able to obtain such approval.

On August 8, 2006, six PRC regulatory agencies, including the China Securities Regulatory Commission (“CSRC”), promulgated the Regulations on Mergers and Acquisitions of Domestic Companies by Foreign Investors (“M&A Rules”), which became effective on September 8, 2006 and was amended on June 22, 2009. This regulation, among other things, requires offshore special purpose vehicles, or SPVs, formed for the purpose of an overseas listing and controlled by PRC companies or individuals, to obtain CSRC approval prior to listing their securities on an overseas stock exchange. The application of this regulation remains unclear. Our PRC counsel has advised us that, based on their understanding if the current PRC law, rules, and regulations:

•	we established our PRC entities by means of direct investment other than by merger and acquisition of any equity interest or assets of a PRC domestic company owned by PRC companies and/or PRC individuals as defined under the M&A Rules that are our beneficial owners after the effective date of the M&A Rules;

•	the CSRC currently has not issued any definitive rule or interpretation concerning whether offerings like ours under this Prospectus Supplement are subject to this regulation;

•	given that no provision in this regulation clearly classified contractual arrangements as a type of transaction subject to its regulation, we are not required to submit an application to the CSRC for its approval.

Because there has been no official interpretation or clarification of M&A Rules since its adoption, there is uncertainty as to how this regulation will be interpreted or implemented. If it is determined that the CSRC approval is required for the offering, we may face sanctions by the CSRC or other PRC regulatory agencies for failure to seek the CSRC approval for the offering. These sanctions may include fines and penalties on our operations in the PRC, delays or restrictions on the repatriation of the proceeds from the offering into the PRC, restrictions on or prohibition of the payments or remittance of dividends by our PRC entities, or other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospectus, as well as the trading price of the common stock.

ITEM 6. EXHIBITS

Exh. No.	Description
3.1	Articles of Incorporation, as amended (2)

3.2	Bylaws, as amended (1)

10.1	Employment Agreement between Skystar Bio-Pharmaceutical Company and Weibing Lu (3)

10.2	Employment Agreement between Skystar Bio-Pharmaceutical Company and Bing Mei (3)

10.3	Consulting Services Agreement with R. Scott Cramer dated March 10, 2013 *

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

(1)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on July 15, 2008.

(2)	Incorporated by reference from Registrant’s Quarter Report on Form 10-Q filed on November 15, 2010.

(3)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed on March 13, 2014.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKYSTAR BIO-PHARMACEUTICAL COMPANY

May 15, 2014	By:	/s/ Weibing Lu
Weibing Lu
Chief Executive Officer
(Principal Executive Officer)

May 15, 2014	By:	/s/ Bing Mei
Bing Mei
Chief Financial Officer
(Principal Financial and Accounting Officer)

