Form 10-Q
period 2014-06-30
SKYSTAR BIO-PHARMACEUTICAL CO
filed 2014-08-14
CIK 1076939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☐	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

or

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

As of August 14, 2014, the Registrant had 8,396,314 shares of common stock outstanding..

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

Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those as subsequently updated in our quarterly filings specifically addressed under the heading “Risks Relating to Our Business” contained in Form 10-K for the year ended December 31, 2013, as well as those discussed elsewhere in this Quarterly Report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. We file reports with the SEC. You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room, 100 F. Street, NE, Washington, D.C. 20549 on official business days during the hours of 10 a.m. to 3 p.m. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including the Company.

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

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014 (Unaudited)	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash	$16,420,742	$8,142,296
Restricted cash	7,150,000	-
Accounts receivable, net of allowance for doubtful accounts of $1,389,622 and $602,243 as of June 30, 2014 (Unaudited) and December 31, 2013, respectively	18,952,862	11,009,498
Inventories	23,825,698	25,903,586
Deposits, prepaid expenses and other receivables	2,009,639	2,134,163
Prepayments to suppliers	38,408,346	41,061,144
Deferred income tax asset	374,804	364,425
Total current assets	107,142,091	88,615,112
PROPERTY, PLANT AND EQUIPMENT, NET	29,983,910	28,269,155
CONSTRUCTION-IN-PROGRESS	6,516,179	9,284,947
OTHER ASSETS:
Long-term prepayments	4,598,411	4,633,614
Long-term prepayments for acquisitions	3,250,000	183,344
Intangible assets, net	5,074,690	5,237,255
Total other assets	12,923,101	10,054,213
Total assets	$156,565,281	$136,223,427

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,446,936	$3,303,531
Other payables and accrued expenses	7,180,530	6,467,605
Short-term loans	19,175,000	10,640,500
Deposits from customers	1,894,466	1,877,211
Taxes payable	4,241,143	1,315,486
Due to related parties	3,328,564	1,361,548
Total current liabilities	42,266,639	24,965,881
OTHER LIABILITIES:
Deferred government grants	796,250	802,130
Purchase option liability	-	62,440
Total other liabilities	796,250	864,570
Total liabilities	43,062,889	25,830,451
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 50,000,000 shares authorized, No Series “A” shares authorized. 48,000,000 Series “B” shares authorized. No Series “B” shares issued and outstanding	-	-
Common stock, $0.001 par value, 40,000,000 shares authorized, 7,604,800 shares issued and outstanding as of June 30, 2014 (Unaudited) and December 31, 2013	7,605	7,605
Paid-in capital	37,786,372	37,631,142
Statutory reserves	5,952,692	5,952,692
Retained earnings	58,776,364	54,990,154
Accumulated other comprehensive income	10,979,359	11,811,383
Total shareholders’ equity	113,502,392	110,392,976
Total liabilities and shareholders’ equity	$156,565,281	$136,223,427

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June30,
	2014	2013	2014	2013
REVENUE, NET	$14,239,605	$11,335,145	$21,072,193	$16,865,886

COST OF REVENUE	7,880,985	5,377,824	11,890,388	8,308,710

GROSS PROFIT	6,358,620	5,957,321	9,181,805	8,557,176

OPERATING EXPENSES:
Research and development	798,980	92,926	803,193	93,387
Selling expenses	834,606	629,337	1,204,814	947,173
General and administrative	1,357,303	688,810	2,633,720	1,900,083
Total operating expenses	2,990,889	1,411,073	4,641,727	2,940,643

INCOME FROM OPERATIONS	3,367,731	4,546,248	4,540,078	5,616,533

OTHER INCOME (EXPENSE):
Other income (expense), net	19,029	(3,662)	173,948	(3,849)
Interest income	164,276	124,986	334,941	273,831
Interest (expense)	(136,847)	(221,068)	(212,781)	(410,460)
Change in fair value of purchase option liability	78,960	1,134	62,440	5,600
Total other income (expense), net	125,418	(98,610)	358,548	(134,878)

INCOME BEFORE PROVISION FOR INCOME TAXES	3,493,149	4,447,638	4,898,626	5,481,655

PROVISION FOR INCOME TAXES	682,389	696,757	1,112,416	1,018,041

NET INCOME	2,810,760	3,750,881	3,786,210	4,463,614

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	134,925	1,512,244	(832,024)	2,063,127

COMPREHENSIVE INCOME	$2,945,685	$5,263,125	$2,954,186	$6,526,741

EARNINGS PER SHARE:
Basic	$0.37	$0.49	$0.49	$0.59
Diluted	$0.36	$0.49	$0.49	$0.59

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic	7,699,912	7,615,719	7,688,155	7,614,721
Diluted	7,799,902	7,615,719	7,783,979	7,614,721

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(Unaudited)

	For the six months ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,786,210	$4,463,614
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	871,051	630,522
Amortization	124,464	122,478
Provision for doubtful accounts	793,645	297,164
Change in fair value of purchase option liability	(62,440)	(5,600)
Loss on sale of office equipment	-	1,740
Common stock to be issued to related parties for compensation	155,230	8,680
Deferred income tax asset	(13,081)	-
Change in operating assets and liabilities
Accounts receivable	(8,836,478)	(1,992,249)
Inventories	1,892,416	(3,027,946)
Deposits, prepaid expenses and other receivables	110,410	332,707
Prepayments to suppliers	2,357,300	(8,344,799)
Accounts payable	3,175,028	(2,675,933)
Other payables and accrued expenses	757,960	144,475
Deposits from customers	31,088	353,886
Taxes payable	2,899,951	(605,471)
Government grants	-	(641,120)
Due to related parties	1,974,146	303,328
Net cash provided by (used in) operating activities	10,016,900	(10,634,524)

CASH FLOWS FROM INVESTING ACTIVITIES:
Refund of long-term prepayments	183,687	-
Payments of long-term prepayments	(3,257,622)	-
Loan to third parties	(1,050,576)	-
Repayment of loans from third parties	1,050,576	897,232
Placement of restricted cash	(7,166,720)	(80,140)
Purchases of property, plant and equipment	-	(4,008)
Proceeds from sale of plant and equipment	-	160
Payments on construction-in-progress	(90,507)	(10,931)
Net cash (used in) provided by investing activities	(10,331,162)	802,313

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	17,591,040	8,815,400
Repayment of short-term loans	(8,958,400)	(2,885,040)
Repayment of long-term loans	-	(1,282,240)
Net cash provided by financing activities	8,632,640	4,648,120

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(39,932)	174,610

INCREASE (DECREASE) IN CASH	8,278,446	(5,009,481)

CASH, beginning of period	8,142,296	11,321,848

CASH, end of period	$16,420,742	$6,312,367

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$303,288	$304,766
Cash paid for income taxes	$618,944	$328,574
Non-cash investing and financing activities
Construction-in-progress transferred to property, plant and equipment	$2,797,528	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2014

(UNAUDITED)

						Accumulated
				Retained earnings		Other
	Common stock		Paid-in	Statutory		Comprehensive
	Shares	Amount	capital	reserves	Unrestricted	Income	Total
BALANCE, January 1, 2014	7,604,800	$7,605	$37,631,142	$5,952,692	$54,990,154	$11,811,383	$110,392,976

Foreign currency translation	-	-	-	-	-	(832,024)	(832,024)
Share based compensation			155,230				155,230
Net income	-	-	-	-	3,786,210	-	3,786,210

BALANCE, June 30, 2014	7,604,800	$7,605	$37,786,372	$5,952,692	$58,776,364	$10,979,359	$113,502,392

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

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

On April 21, 2010, Kunshan Sikeda Biotechnology Co., Ltd. (“Kunshan Sikeda”) was incorporated in Kunshan, Jiangsu Province, China with a registered capital of $81,250 (RMB 500,000), of which Xi’an Tianxing and Sida each contributed $40,625 (RMB 250,000). Kunshan Sikeda is jointly owned by Xi’an Tianxing and Sida. On July 31, 2013, Kunshan Sikeda was dissolved.

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

On March 15, 2011, Xi’an Tianxing formed Xi’an Sikaida Bio-products Co., Ltd. (“Xi’an Sikaida”) with a registered capital of approximately $1,625,000 (RMB 10,000,000) paid by Xi’an Tianxing.

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

June 30, 2014

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

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The level of uncertainty in estimates and assumptions increases with the length of time to complete the underlying transactions. Actual results may differ from these estimates in amounts that may be material to the consolidated financial statements and accompanying notes. Significant estimates and assumptions made by the Company are used for, but not limited to the allowance for doubtful accounts, useful lives of property, plant and equipment and intangible assets, assumptions used in assessing impairment for long-lived assets, classification of prepayments to suppliers and the fair value for derivative instruments.

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

June 30, 2014

(Unaudited)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2014 and December 31, 2013:

	Carrying Value at June 30,	Fair Value Measurement at June 30, 2014
	2014	Level 1	Level 2	Level 3
Purchase option liability	$—	$—	$—	$—

	Carrying Value at December 31,	Fair Value Measurement at December 31, 2013
	2013	Level 1	Level 2	Level 3
Purchase option liability	$62,440	$—	$62,440	$—

Below is the reconciliation for the purchase option liability changes from January 1, 2014 to June 30, 2014:

Balance, January 1, 2014	$62,440
Change in fair value	(62,440)
Balance, June 30, 2014	$—

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

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

Inventories

Inventories are stated at the lower of cost as determined on a weighted-average basis, or market. Inventories include purchases and related costs incurred in bringing the inventories to their present location and condition. Management reviews inventories for obsolescence and cost in excess of market and records a write-down against the inventory and additional cost of goods sold when the carrying value exceeds market.

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

Management assesses the carrying value of property, plant and equipment annually or more often when factors indicating impairment are present, and reduces the carrying value of such assets by the amount of the impairment. The Company determines the existence of such impairment by measuring the expected future cash flows (undiscounted) and comparing such amount to the net asset carrying value. An impairment loss, if it exists, is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Based on its review, management believes that, as of June 30, 2014 and December 31, 2013, there was no impairment of its property, plant and equipment.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Impairment of intangible assets —Intangible assets are evaluated at least annually for impairment if events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Based on the existence of one or more indicators of impairment, the Company measures any impairment of long-lived assets by comparing the asset's estimated fair value with its carrying value, based on cash flow methodology. Based on its review, the Company believes that, as of June 30, 2014 and December 31, 2013, there was no impairment of its intangible assets.

Comprehensive income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive income is comprised of the foreign currency translation adjustments.

Shipping and handling costs

Shipping and handling costs related to costs of goods sold are included in selling expenses, and totaled $533,741 and $443,640 for the three months ended June 30, 2014 and 2013, respectively, and $725,789 and $647,489 for the six months ended June 30, 2014 and 2013, respectively.

Advertising costs

Advertising costs are charged to selling expenses as incurred. Advertising costs were insignificant for both the three and six months ended June 30, 2014 and 2013.

Research and development costs

Research and development costs are charged to expense as incurred and include the cost of raw materials, salaries, professional fees, and technical support fees related to such efforts.

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

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. As of June 30, 2014 and December 31, 2013, there are no unrecognized tax benefits, and the Company does not expect a significant change in tax benefits in the next 12 months.  Penalties and interest levied by taxing authorities, if any, are classified as income tax expense in the year incurred.  No significant penalties or interest relating to income taxes have been incurred during the three and six months ended June 30, 2014 and 2013.

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

For research and development expenses, the Company matches and offsets the government grants with the expenses of the research and development activities as specified in the grant approval document in the corresponding period when such expenses are incurred. No government grants were offset against the research and development expenses for the three and six months ended June 30, 2014 and government grants of $480,840 were offset against the research and development expenses for the three and six months ended June 30, 2013.

No government grants were offset against the finance costs for the three and six months ended June 30, 2014 and 2013.

Government grants of $12,424 and $167,327 were received and recognized as other income during the three and six months ended June 30, 2014. There were no government grants recognized as other income during the three and six months ended June 30, 2013.

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

June 30, 2014

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

Reclassification

Certain amounts included in the 2013 condensed consolidated statements of comprehensive income and cash flows have been reclassified to conform to the 2014 financial statement presentation as follows;

The Company has separately presented interest income of $124,986 and $273,831 on the face of condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2013, instead of presenting it net of interest expenses.

As a result of such reclassification, interest expense, net for the three months ended June 30, 2013, has changed from $96,082 to $221,068; and interest expense, net for the six months ended June 30, 2013, has changed from $136,629 to $410,460.

The change in due to related parties of $303,328 was classified into cash flows from financing activities in the Company’s condensed consolidated statements of cash flows for the six months ended June 30, 2013. The Company has reclassified this amount as a component of cash flows from operating activities.

As a result of such reclassification, net cash provided by financing activities for the six months ended June 30, 2013 has changed from $4,951,448 to $4,648,120 and net cash used in operating activities has changed from $10,937,852 to $10,634,524.

Recently issued accounting pronouncements

In April 2014, the FASB issued ASU 2014-08 “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which changes the threshold for reporting discontinued operations and adds new disclosures. The new guidance defines a discontinued operation as a disposal that “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The standard is required to be adopted by public business entities in annual periods beginning on or after December 15, 2014, and interim periods within those annual periods. Entities may “early adopt” the guidance for new disposals. The Company is currently evaluating the impact on its consolidated financial statements of adopting this guidance.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" which clarifies and improves the principles for recognizing revenue and develops a common revenue standard for United States generally accepted accounting principles (U.S. GAAP) and International Financial Reporting Standards (IFRS) that among other things, improves comparability of revenue recognition practices and provides more useful information to users of financial statements through improved disclosure requirements. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently reviewing the effect of ASU 2014-09 on its revenue recognition.

In June 2014, the FASB issued ASU 2014-12, "Compensation - Stock Compensation (Topic 718)" which provides explicit guidance on the treatment of awards with performance targets that could be achieved after the requisite service period. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The Company does not expect that the adoption will have a material impact on its consolidated financial statements.

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

For the three and six months ended June 30, 2014 and 2013, all of the Company’s sales occurred in the PRC. No major customers accounted for more than 10% of the Company’s total revenues. All accounts receivable at June 30, 2014 and December 31, 2013 are from customers located in the PRC.

The Company’s six largest vendors accounted for approximately 66% and 73% of the Company’s total purchases for the three months ended June 30, 2014 and 2013, respectively. The Company’s six largest vendors accounted for approximately 66% and 73% of the Company’s total purchases for the six months ended June 30, 2014 and 2013, respectively. For the three months ended June 30, 2014, there are 2 suppliers accounted for 15% and 28% of the Company’s total purchase, respectively. For the three months ended June 30, 2013, there are 3 suppliers accounted for 32%, 24% and 11% of the Company’s total purchase, respectively. For the six months ended June 30, 2014, there are 2 suppliers accounted for 19% and 25% of the Company’s total purchase, respectively. For the six months ended June 30, 2013, there are 3 suppliers accounted for 32%, 24% and 11% of the Company’s total purchase respectively. As of June 30, 2014, 2 suppliers accounted for 71% and 11% of total prepayment to suppliers, respectively. As of December 31, 2013, 2 suppliers accounted for 76% and 10% of total prepayment to suppliers, respectively.

The Company had one product that accounted for 18% and 22% of the Company’s total revenues for the three and six months ended June 30, 2014, respectively. No other product accounted for more than 10% of the Company’s total revenues for the three and six months ended June 30, 2014. The Company had no product that accounted for more than 10% of the Company’s total revenues for the three and six months ended June 30, 2013.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

Note 4 - ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	June 30, 2014	December 31, 2013
Accounts receivable	$20,342,484	$11,611,741
Allowance for doubtful accounts	(1,389,622)	(602,243)
Accounts receivable, net	$18,952,862	$11,009,498

The following table presents the movement of the allowance for doubtful accounts:

Balance, January 1, 2014	$602,243
Addition	793,645
Recovery	—
Translation adjustment	(6,266)
Balance, June 30, 2014	$1,389,622

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

Note 5 – INVENTORIES

Inventories consist of the following:

	June 30, 2014	December 31, 2013
Raw materials	$19,869,548	23,001,461
Packing materials	352,495	396,067
Work-in-process	139,893	23,140
Finished goods	3,388,304	2,409,083
Other	75,458	73,835
Total	$23,825,698	25,903,586

No write-down of inventories was recorded for the three and six months ended June 30, 2014 and 2013.

Note 6 - DEPOSITS, PREPAID EXPENSES AND OTHER RECEIVABLES

Deposits, prepaid expenses and other receivables are comprised of the following:

	June 30, 2014	December 31, 2013
Other prepayments	$545,623	$478,144
Deposits placed with guarantors (note 13)	487,500	491,100
Interest receivable (notes 7 and 12)	332,353	497,844
Other receivables	644,163	667,075
Total	$2,009,639	$2,134,163

Note 7 – PREPAYMENTS TO SUPPLIERS

Prepayments to suppliers are comprised of the following:

	June 30, 2014	December 31, 2013
Prepayments for raw materials	$37,395,874	$39,937,944
Prepayments for packaging materials	1,012,472	1,123,200
Total	$38,408,346	$41,061,144

As part of the Company’s strategy to reduce inventory costs, the Company maintains a balance for prepayments to suppliers in order to secure favorable pricing for raw materials.  As inventory is received throughout the period, this balance will fluctuate with the business operations.

Starting from January 1, 2013, the Company began to charge two major suppliers interest at an annual rate of 2.0% on the unused prepayments for raw materials. Starting from January 1, 2014, in addition to these two major suppliers, the Company began to charge another supplier interest at an annual rate of 2.0% on the unused prepayments for raw materials. As of June 30, 2014 and December 31, 2013, prepayments to these suppliers were $30,554,352 and $31,953,084, respectively. For the three months ended June 30, 2014 and 2013, $152,494 and $109,967, respectively, of interest income were recognized on these prepayments. For the six months ended June 30, 2014 and 2013, $314,699 and $228,860, respectively, of interest income were recognized on these prepayments. The unpaid interest balance of $313,965 and $497,844 as of June 30, 2014 and December 31, 2013, respectively, was included in “Deposits, prepaid expenses and other receivables” (note 6). The balance was fully settled in August 2014.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

Note 8 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	June 30, 2014	December 31, 2013
Buildings and improvements	$28,068,545	$27,703,872
Machinery and equipment	8,272,110	6,093,533
Office equipment and furniture	335,212	337,688
Vehicles	607,502	611,989
Total	37,283,369	34,747,082
Less: accumulated depreciation	(7,299,459)	(6,477,927)
Plant and equipment, net	$29,983,910	$28,269,155

Depreciation expense was $470,760 and $316,961 for the three months ended June 30, 2014 and 2013, respectively. Depreciation expense was $871,051 and $630,522 for the six months ended June 30, 2014 and 2013, respectively.

As of June 30, 2014 and December 31, 2013, property, plant and equipment with a carrying amount of $22,154,583 and $19,969,335, respectively, were pledged against the Company’s short-term loans.

Note 9 - CONSTRUCTION-IN-PROGRESS

Construction-in-progress (“CIP”) relates to facilities being built in Xi’an, Jingzhou and Kunshan.

Xi’an facility

Xi’an Tianxing has a vaccine facility and animal laboratory being built in Huxian, Xi’an.

In 2011, the Company started two projects at the vaccine facility to modify air filtration, water treatment, and other facility changes based on recommendations by outside experts hired by the Company to advise on the Good Manufacturing Practices (“GMP”) qualification process for the vaccine facility. In September 2012, the China’s Ministry of Agriculture (“MOA”) physically inspected this facility and deemed the facility GMP compliant. Following physical inspection, the MOA’s inspection team recommended that the Office of the Working Committee proceed with Stage 2 of its GMP certification process.  On December 26, 2013, the MOA granted the GMP certificate for this new facility that is valid for five years, and the facility started to launch trial production in the quarter ended March 31, 2014. CIP of $2,462,966 was transferred to property, plant and equipment during the first quarter of 2014. The facility is currently in the process of applying for individual product permits from the government. The Company expects to complete the application and launch normal production in the second half of 2014.

In 2011, the Company started a facility improvement project in the amount of approximately $324,600 for the Huxian Animal Laboratory. The facility is a supporting project to the Huxian vaccine facility. The project was completed and passed GMP inspection in December 2013. The cost of the animal laboratory of $324,600 was transferred to property, plant and equipment during the first quarter of 2014. The Company expects this facility to become fully operational once the Huxian vaccine facility launches its manufacturing in the second half of 2014.

Jingzhou facility

In 2011, the Company started a facility improvement project to expand the veterinary medicine production capacity at the Jingzhou facility. The project includes plant construction and water supply and drainage and has an estimated total cost of $1,706,250, of which $1,204,612 had been incurred as of June 30, 2014. Due to the revision in the project blueprint to comply with GMP requirements, the project was temporarily halted. The project was resumed in the second quarter of 2014 and the Company expects it to be completed by the end of the fourth quarter of 2014.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

Note 9 - CONSTRUCTION-IN-PROGRESS (Continued)

Kunshan facility

In 2011, the Company started a supporting project at the Kunshan micro-organism facility that includes the construction and installation of plumbing, sewer, electrical, HVAC, fire protection and alarm system, drainage, office, lab, road construction, parking, and landscaping. As of June 30, 2014, the construction and installation of these facilities were completed, inspected and accepted. However, the construction-in-progress of $5,311,567 has not been transferred to property, plant and equipment as the Kunshan micro-organism facility was not operational at this point. During the third quarter of 2013, the Company contracted with an unrelated third party to purchase machinery and equipment at a total consideration of approximately $7,312,500, of which $3,487,250 was paid and was included in “Long-term prepayments” (note 10) as of June 30, 2014. The Company expects the purchase and installation of this equipment will be completed by the end of the fourth quarter of 2014.

No depreciation is provided for construction-in-progress until such time as the assets are completed and placed into service. Construction-in-progress (“CIP”) relates to facilities being built in Xi’an, Jingzhou and Kunshan.

The construction projects the Company was in the progress of completing are as follows:

	Total in CIP as of
Project	June 30, 2014	Estimated Cost to Complete	Estimated Total Cost	Estimated Completion Date

Jingzhou veterinary medication facility	$1,204,612	$501,638	$1,706,250	Fourth quarter of 2014

Kunshan micro-organism facility	5,311,567	7,312,500	12,624,067	Construction - completed, Installation of machinery and equipment – Fourth quarter of 2014
Total	$6,516,179	$7,814,138	$14,330,317

As of June 30, 2014 and December 31, 2013, the Company had construction in progress amounting to $6,516,179 and $9,284,947, respectively.

Interest expense of $37,312 and $nil has been capitalized for construction in progress for the three months ended June 30, 2014 and 2013, respectively. Interest expense of $90,507 and $nil has been capitalized for construction in progress for the six months ended June 30, 2014 and 2013, respectively.

Note 10 - LONG-TERM PREPAYMENTS

Long-term prepayments consist of the following:

	June 30, 2014	December 31, 2013
Deposits for equipment purchase and land use rights	$3,841,612	$3,871,228
Construction deposits	386,700	366,688
Prepayments for R&D project	364,000	389,556
Deposits for other	6,099	6,142
Long-term prepayments	$4,598,411	$4,633,614

Long-term prepayments for acquisitions	$3,250,000	$183,344

As of June 30, 2014 and December 31, 2013, refundable deposits for potential acquisitions totaled $3,250,000 and $183,344, respectively, all of which was held by an unrelated third party engaged to facilitate potential acquisition projects.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

Note 11 – INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 30, 2014	December 31, 2013
Land use rights	$4,915,627	$4,951,927
Technological know-how	2,600,000	2,619,200
Total	7,515,627	7,571,127
Less: accumulated amortization	(2,440,937)	(2,333,872)
Intangible assets, net	$5,074,690	$5,237,255

For the three months ended June 30, 2014 and 2013, amortization expense for intangibles assets amounted to $61,987 and $61,606, respectively. For the six months ended June 30, 2014 and 2013, amortization expense for intangibles assets amounted to $124,464 and $122,478, respectively.

Amortization expense expected for the next five years and thereafter is as follows:

Years ending December 31,	Amount
2014	$124,174
2015	248,348
2016	248,348
2017	248,348
2018	248,348
Thereafter	3,957,124
Total	$5,074,690

As of June 30, 2014 and December 31, 2013, land use rights with a carrying amount of $3,185,461 and $1,529,960, respectively, were pledged against the Company’s short-term loans.

Note 12 – LOANS RECEIVABLE

On January 2, 2014, the Company entered a loan agreement with Shaanxi Feilong Logistics Co., Ltd., (“Feilong”), the Company’s major logistics provider, to lend up to $1,300,000 (RMB 8,000,000) to Feilong. This loan agreement expired on May 31, 2014 with an annual interest rate of 6%. During the six months ended June 30, 2014, Feilong borrowed a total amount of $1,048,125 (RMB 6,450,000) from the Company.  Interest income earned on this unsecured loan amounted to $10,650 and $18,431 for the three and six months ended June 30, 2014. The loan was fully paid on June 25, 2014. Unpaid interest of $18,388 as of June 30, 2014 was included in “Deposits, Prepaid Expenses and Other Receivables” (note 6). The unpaid interest was fully repaid in August 2014.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

Note 13 – SHORT-TERM LOANS

On January 16, 2013, the Company obtained a one year loan with Industrial Bank Co. Ltd. Xi’an branch for $4,875,000 (RMB 30,000,000) at an annual interest rate of 6.6%. This loan was secured by the Company’s land use rights and manufacturing plant located in Huxian County. This loan was also personally guaranteed by the Company’s Chairman and CEO and his wife. On January 15, 2014, the loan was fully repaid.

On April 16, 2013, the Company obtained a one year loan from May 27, 2013 to May 26, 2014 with Postal Savings Bank of China Xi’an Branch for $3,250,000 (RMB 20,000,000) at an annual interest rate determined by using the People's Bank of China floating benchmark lending rate over the same period plus 20% of that rate, which was 7.2% at June 30, 2014. This loan was guaranteed by Xi’an Investment and Financing Guarantee Co., Ltd., an unrelated party. For this guarantee, the Company was required to pay $58,500 (RMB 360,000) of fees to Xi’an Investment and Financing Guarantee Co., Ltd. and 10% of the loan or $325,000 (RMB 2,000,000) was required to be kept by Xi’an Investment and Financing Guarantee Co., Ltd. to serve as collateral until the loan is repaid. This loan was secured by the Company’s office buildings located in Xi’an, Shaanxi Province and the manufacturing equipment in Huxian County, with a carrying value of $1,686,687 as of June 30, 2014. The Company’s Chairman and CEO, his wife, and two other company’s managers had provided personal guarantees to Xi’an Investment and Financing Guarantee Co., Ltd. for the repayment of the loan. On May 22, 2014, the loan was fully repaid. On June 4, 2014, the Company obtained a one year loan from June 10, 2014 to June 9, 2015 with Postal Savings Bank of China Xi’an Branch for $3,250,000 (RMB 20,000,000). The interest and security terms of this loan are identical to those of the loan that the Company repaid on May 22, 2014.

On June 13, 2013, the Company obtained a one year loan from June 20, 2013 to June 19, 2014 with Industrial and Commercial Bank of China (ICBC) Songzi Branch for $812,500 (RMB 5,000,000) at an annual interest rate determined by using the People's Bank of China floating benchmark lending rate over the same period plus 30% of that rate, which was 7.8% at June 30, 2014. The Company was originally required to keep 10% of the loan or $81,250 (RMB 500,000) with the bank as collateral. During the fourth quarter of 2013, the collateral was waived. This loan was secured by the Company’s buildings and land use rights in Jingzhou, Hubei Province. On June 19, 2014, the loan was fully repaid.

On September 10, 2013, the Company entered into a loan agreement with its Chairman and CEO. Under the agreement, the Chairman and CEO obtained a one year personal bank loan from September 12, 2013 to September 11, 2014 with Bank of Beijing of $1,625,000 (RMB 10,000,000) and lent the entire loan proceeds to the Company. The interest and repayment terms of the loan from the Chairman and CEO are identical to those of the personal bank loan. The annual interest rate is determined by using the prime rate over the same period plus 30% of that rate, which was 7.8% at the date that the loan was issued. The Company agrees to bear all the costs and expenses associated with the personal bank loan. The personal bank loan is guaranteed by Xi’an Investment and Financing Guarantee Co., Ltd. For this guarantee, the CEO is required to (i) pay $29,250 (RMB 180,000) of fees to Xi’an Investment and Financing Guarantee Co., Ltd. This cost has been paid and recorded as an expense of the Company using the effective interest method for the three and six months ended March 31, 2014; and (ii) place 10% of the loan or $162,500 (RMB 1,000,000) at Xi’an Investment and Financing Guarantee Co., Ltd. to serve as collateral until the loan is repaid. The Company had placed such a deposit with Xi’an Investment and Financing Guarantee Co., Ltd. as of June 30, 2014. The personal bank loan is also secured by the Chairman and CEO’s real estate properties and the Company’s office buildings and machineries located in Xi’an.

On April 14, 2014, the Company entered into a six-month Banker’s Acceptance agreement with Chang’an Bank for $7,800,000 (RMB 48,000,000) at a six-month interest rate of 3%. The Banker’s Acceptance was issued on April 21, 2014 and secured by pledged deposits placed with Chang’an Bank of $3,900,000 (RMB 24,000,000), and the Company’s land use rights and manufacturing plant located in Huxian County with a carrying value of $331,529 and $16,484,474 as of June 30, 2014, respectively. This Banker’s Acceptance was also personally guaranteed by the Company’s Chairman and CEO and his wife. The fee to cash the Banker’s Acceptance is 0.05% of the face value of this Banker’s Acceptance or $3,900 (RMB 24,000). Pursuant to this Bank’s Acceptance, loans of $7,800,000 (RMB 48,000,000) were drawn down as of April 21, 2014.

On May 7, 2014, the Company entered into a six-month Banker’s Acceptance agreement with Qishang Bank for $6,500,000 (RMB 40,000,000) at a six-month interest rate of 3%. The Banker’s Acceptance was issued on May 7, 2014 and secured by pledged deposits placed with Qishang Bank of $3,250,000 (RMB 20,000,000), the Company’s land use rights and manufacturing plant located in Kunshan with a carrying value of $2,853,932 and $3,581,257 as of June 30, 2014, respectively. This Banker’s Acceptance was also personally guaranteed by the Company’s Chairman and CEO and his wife. This loan is also guaranteed by Qinglong Ltd. of Huangling County, an unrelated party. The fee to cash the Banker’s Acceptance is 0.05% of the face value of this Banker’s Acceptance or $3,250 (RMB 20,000). Pursuant to this Bank’s Acceptance, loans of $6,500,000 (RMB 40,000,000) were drawn down as of May 7, 2014.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

Note 13 – SHORT-TERM LOANS (Continued)

Outstanding short-term loans consisted of the following:

	June 30, 2014		December 31, 2013			Interest
Bank	Amt RMB	Amt USD	Amt RMB	Amt USD	Due Date	Rate
Industrial Bank Co. Ltd. Xi’an Branch	-	$-	30,000,000	$4,911,000	01/15/14	6.60%
Postal Savings Bank of China Xi’an Branch	-	-	20,000,000	3,274,000	05/26/14	(2)
ICBC Songzi Branch	-	-	5,000,000	818,500	06/19/14	(1)
Postal Savings Bank of China Xi’an Branch	20,000,000	3,250,000			06/09/15	(2)
Chang'an Bank Xi’an Branch	48,000,000	7,800,000	-	-	10/21/14	(3)
Qishang Bank	40,000,000	6,500,000	-	-	11/07/14	(3)
	108,000,000	17,550,000	55,000,000	9,003,500

Related-party Individual – Chairman and CEO	10,000,000	1,625,000	10,000,000	1,637,000	09/11/14	7.8%

Total	118,000,000	$19,175,000	65,000,000	$10,640,500

(1)	People's Bank of China floating benchmark lending rate over the same period plus 30%, which was 7.8% at June 30, 2014.
(2)	People's Bank of China floating benchmark lending rate over the same period plus 20%, which was 7.2% at June 30, 2014.
(3)	Six-month interest rate of 3%.

Interest expense incurred and associated with the short-term loans amounted to $174,159 and $123,340 for the three months ended June 30, 2014 and 2013, respectively. Interest expense incurred and associated with the short-term loans amounted to $303,288 and $304,766 for the six months ended June 30, 2014 and 2013, respectively.

Note 14 - DEFERRED GOVERNMENT GRANTS

The subsidies for Good Manufacturing Practice projects were granted by Shaanxi provincial government and Xi’an municipal government which may require the subsidies to be repaid. As of June 30, 2014 and December 31, 2013, the subsidies were RMB 2,500,000, equivalent to $406,250 and $409,250, respectively.

The subsidies granted by Xi’an City Science and Technology Bureau and Xi’an City High-Tech Industrial Development Zone are required to be used exclusively for the fish disease multi associated anti-idiotypic monoclonal antibody vaccine project during the development period from January 2012 through December 2014. As of June 30, 2014 and December 31, 2013, 70% of the subsidies or RMB 4,200,000, equivalent to $682,500 and $687,540, respectively had been received and RMB 3,000,000 equivalent to $487,500 and $491,100 has been expensed on this project and were accounted for as an offset against deferred government grant as of June 30, 2014 and December 31, 2013, respectively.

The interest subsidies granted by Xi’an municipal government were required to be used exclusively for the chicken coccidia vaccine project in the third quarter of 2013. As of June 30, 2014 and December 31, 2013, the subsidies of RMB 1,200,000, equivalent to $195,000 and $196,440 had been received and nil has been expensed on this project.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

Note 15 - CAPITAL TRANSACTIONS

Equity Compensation Plan

On December 8, 2009, the Company’s board of directors approved a stock incentive plan for officers, directors, employees and consultants entitled the “Skystar Bio-Pharmaceutical Company 2010 Stock Incentive Plan” (the “2010 Plan”). The maximum number of shares that may be issued under the 2010 Plan is 700,000 shares of common stock. The 2010 Plan was approved by the Company’s stockholders on December 31, 2009, and awards may be granted thereunder until December 7, 2019. On May 4, 2012, the Board approved common stock grants in the total amount of 442,881 shares to the Company’s employees and members of the Board of Directors, all of which grants were made pursuant to the terms and provisions of the Plan. As of June 30, 2014 and December 31, 2013, there are 247,119 shares of the Company’s common stock remaining available for future issuance under the Plan. As of June 30, 2014 and December 31, 2013, there are 118,668 shares and 70,112 shares, respectively, vested pending to be issued as follows:

On March 10, 2013, the Company entered into an agreement with a non-executive director to grant him restricted common stock under the Company’s 2010 Stock Incentive Plan, vested in quarterly installment of 7,000 shares each. The agreement shall continue until the director terminates it upon not less than 30 days’ written notice to the Company. The Board of Directors approved his agreement with the Company on March 10, 2014. As of June 30, 2014 and December 31, 2013, 63,000 shares and 49,000 shares, respectively, were vested and to be issued to this non-executive director.

On May 26, 2009, the Company agreed to issue 5,556 shares of common stock to a director at the beginning of each term of his directorship, which runs from May 26 to May 25 the following year. In accordance with the agreement between the Company and this director, this director must continue to serve as a member of the Board until his successor is duly elected and qualified in order to receive the shares. As of June 30, 2014 and December 31, 2013, 16,668 shares and 11,112 shares, respectively, were vested and to be issued to this non-executive director.

On July 29, 2012, the Company entered into another one-year employment agreement with the CFO effective July 29, 2012. Under the agreement, he is entitled to receive an aggregate 8,000 shares of common stock, vested in four equal quarterly installments of 2,000 shares which shall be issuable on each three-month anniversary thereof. The closing price per share of the stock on the next business day of the grant date was $2.17. On July 29, 2013, the Company entered into another one-year employment agreement with the CFO effective July 29, 2013. Under the agreement, he is entitled to receive an aggregate 8,000 shares of common stock, vested in four equal quarterly installments of 2,000 shares. The closing price per share of the stock on the next business day of the grant date in 2013 and 2012 was $1.37 and $2.17 respectively. The Board of Directors ratified and approved the CFO’s employment agreement with the Company on March 10, 2014. As of June 30, 2014 and December 31, 2013, 14,000 shares and 10,000 shares, respectively, were vested and to be issued to this executive.

The Company entered into a five-year employment agreement with its Chief Executive Officer on May 5, 2008. After the agreement was expired on December 31, 2013, the Company renewed the employment agreement with its Chief Executive Officer for another five year period effective January 1, 2014. Under the agreement, he is entitled to receive an aggregate 50,000 shares of common stock, vested in four equal quarterly installments of 12,500 shares, per year. The closing price per share of the stock on the next business day of each of the grant date in 2014 was $3.59. The Board of Directors ratified and approved the CEO’s employment agreement with the Company on March 10, 2014. As of June 30, 2014, 25,000 shares were vested and to be issued to this executive.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

Note 15 - CAPITAL TRANSACTIONS (Continued)

A summary of changes in the Company’s non-vested shares for the year follows:

Non-vested Shares
Non-vested at January 1, 2013	6,000
Granted	69,556
Vested	(62,556)
Forfeited	-
Non-vested at December 31, 2013	13,000
Granted	262,556
Vested	(48,556)
Forfeited	-
Non-vested at June 30, 2014	227,000

As of June 30, 2014, there was $808,583 of total unrecognized compensation cost related to non-vested shares granted.  The total fair value of shares vested during the three months ended June 30, 2014 and 2013 was $95,504 and $4,340, respectively, based on the closing price of the Company’s common stock on the next business day of the grant date. The total fair value of shares vested during the six months ended June 30, 2014 and 2013 was $155,230 and $8,680, respectively, based on the closing price of the Company’s common stock on the next business day of the grant date.

Purchase Options

In connection with the 2009 equity offering, the Company granted 140,000 common stock purchase options to five designees of the Underwriters with a vesting date of June 30, 2010. The options are exercisable from June 30, 2010 to June 30, 2014, and each option is exercisable for one share of the Company’s common stock at an exercise price at $8.11 per share. All options were provided for services performed. As of December 31, 2013, 140,000 common stock purchase options remained outstanding. As of June 30, 2014, all 140,000 common stock purchase options expired.

Outstanding purchase options do not trade in an active securities market, and as such, the Company estimates the fair value of these purchase options using the Black-Scholes Option Pricing Model (“Black-Scholes Model”) using the following assumptions:

Purchase Options
December 31, 2013
Stock price	$3.51
Exercise price	$8.11
Annual dividend yield	-
Expected term (years)	0.50
Risk-free interest rate	0.10%
Expected volatility	125%
Option value	$0.45

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

Note 15 - CAPITAL TRANSACTIONS (Continued)

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

The fair value of the 140,000 purchase options outstanding as of December 31, 2013 was determined using the Black-Scholes Model, utilizing level 2 inputs, and the change was recorded in earnings. The Company recognized a gain of $78,960 and $1,134 from the change in fair value of derivative liability for the three months ended June 30, 2014 and 2013, respectively. The Company recognized a gain of $62,440 and $5,600 from the change in fair value of derivative liability for the six months ended June 30, 2014 and 2013, respectively.

Following is an activity summary of the Company’s outstanding purchase options:

	Number of purchase options	Weighted – average exercise price	Weighted- average remaining contractual term (Year)
Outstanding at January 1, 2014	140,000	$8.11	0.50
Granted	-	-
Forfeited	-	-
Exercised	-	-
Expired	(140,000)	8.11
Outstanding at June 30, 2014	-	$-	0.00
Exercisable at June 30, 2014	-	$-	0.00
25

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

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

Note 17 – TAXES

Provision for income taxes consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

PRC income taxes
Current	$653,090	$696,757	$1,125,497	$1,018,041
Deferred	29,299	-	(13,081)	-
Total	$682,389	$696,757	$1,112,416	$1,018,041

Skystar is subject to United States federal income tax. Skystar Cayman is a tax-exempt company incorporated in the Cayman Islands. Fortune Time did not have any assessable profits arising in or derived from Hong Kong for the three months ended June 30, 2014 and 2013, and accordingly no provision for Hong Kong profits tax was made in these periods.

The Company’s subsidiaries and VIEs are subject to the PRC’s Enterprise Income Tax. Pursuant to the PRC Income Tax Laws, Enterprise Income Tax is generally imposed at a statutory rate of 25%. Xi’an Tianxing has been approved as a new technology enterprise, and under PRC Income Tax Laws is entitled to a preferential tax rate of 15%.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three and six months ended June 30, 2014 and 2013:

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
U.S. Statutory rate	34.0%	34.0%	34.0%	34.0%
Foreign income not recognized in the U.S.	(34.0)	(34.0)	(34.0)	(34.0)
China income tax rate	25.0	25.0	25.0	25.0
China income tax exemption	(10.0)	(10.0)	(10.0)	(10.0)
Valuation allowance on tax loss	2.9	0.7	4.4	1.7
Other items (1)	1.6	-	3.3	1.9
Total provision for income taxes	19.5%	15.7%	22.7%	18.6%

(1)	Other items are primarily for operating expenses (income) incurred by Skystar that are not deductible (taxable) in the PRC, expenses incurred by other subsidiaries that are not deductible on the consolidated level, the difference of taxable income under US GAAP rather than Chinese GAAP, and the difference of Enterprise Income Tax imposed at a statutory rate of 25% rather than preferential tax rate of 15% on the income from the subsidiaries other than Xi’an Tianxing, which resulted in an increase in the effective tax rate of 4.5% and 0.7% for the three months ended June 30, 2014 and 2013, respectively, and an increase in the effective tax rate of 7.7% and 3.6% for the six months ended June 30, 2014 and 2013, respectively.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

Note 17 – TAXES (Continued)

Other items consisted of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Income taxed at Chinese statutory rate of 25%	0.3%	(1.3)%	0.3%	0.1%
Share based compensation	0.4	-	0.5	-
Non-deductible operating expenses	0.9	1.3	2.5	1.8
Total other items	1.6%	-%	3.3%	1.9%

Taxes payable consisted of the following:

	June 30, 2014	December 31, 2013
Income taxes	$1,163,323	$662,811
Value added taxes	2,619,316	576,603
Other taxes	458,504	76,072
Total	$4,241,143	$1,315,486

As of June 30, 2014 and December 31, 2013, the estimated net operating loss carry forwards of Skystar for U.S. income tax purposes amounted to $5,266,527 and $4,917,108, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, beginning in 2025 and through 2033. As of June 30, 2014 and December 31, 2013, the estimated net operating loss carry forwards of Skystar for PRC income tax purposes amounted to $5,471,819 and $4,572,233, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2018. Management believes that the realization of the tax benefits arising from these losses appears to be uncertain due to the Company’s limited operating history and continuing losses for U.S. and PRC income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at June 30, 2014 and December 31, 2013. As of June 30, 2014 and December 31, 2013, the valuation allowance on the tax loss of Skystar was $1,790,619 and $1,671,817, respectively, and that of PRC subsidiaries was $1,367,955 and $1,142,813, respectively. The Company’s management reviews this valuation allowance periodically and makes adjustments as necessary. As of June 30, 2014, the Company had deferred tax assets amounting to $374,804, in respect of accrued expenses of $27,399 and an allowance on doubtful accounts of $347,405. As of December 31, 2013, the Company had deferred tax assets amounting to $364,425, in respect of accrued expenses of $213,865 and an allowance on doubtful accounts of $150,560.

The Company did not provide for deferred income taxes and foreign withholding taxes on the cumulative undistributed earnings of foreign subsidiaries as of June 30, 2014 and December 31, 2013 of approximately $56.0 million and $50.9 million, respectively. The cumulative undistributed earnings of foreign subsidiaries were included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes or applicable withholding taxes, related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if management concluded that such earnings will be remitted in the future.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

Note 18 - EARNINGS PER SHARE

The following is the calculation of earnings per share:

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Net income	$2,810,760	$3,750,881	$3,786,210	$4,463,614

Weighted average shares used in basic computation	7,699,912	7,615,719	7,688,155	7,614,721
Effect of dilutive potential non-vested common shares	99,990	-	95,824	-
Weighted average shares used in diluted computation	7,799,902	7,615,719	7,783,979	7,614,721

Earnings per share:
Basic	$0.37	$0.49	$0.49	$0.59
Diluted	$0.36	$0.49	$0.49	$0.59

For the three and six months ended June 30, 2013, the outstanding 140,000 options were excluded from the diluted earnings per share calculation as they are anti-dilutive as the average stock price was less than the exercise prices of the options.

For the three and six months ended June 30, 2013, the outstanding 2,000 non-vested shares were excluded from the diluted earnings per share calculation as they were anti-dilutive.

Note 19 - RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

Amounts payable to related parties are summarized as follows:

	June 30, 2014	December 31, 2013
Amounts due to related parties
Weibing Lu – CEO (1)	$2,138,886	$857,012
Bing Mei – CFO (3)	143,683	41,283
Scott Cramer – non-executive director and shareholder (2)	564,756	300,203
Directors, shareholders and other related parties (4)	481,239	163,050
Total	$3,328,564	$1,361,548

(1)	As of June 30, 2014 and December 31, 2013, the Company had unpaid reimbursements, compensation, interest expenses of Bank of Beijing (note 13) and advances for business expenses due to Weibing Lu valued at $2,138,886 and $857,012, respectively.

(2)	As of June 30, 2014 and December 31, 2013, the Company had unpaid reimbursements and compensation due to Scott Cramer valued at $564,756 and $300,203, respectively. On March 10, 2014, the Board of Directors, including all of the independent members of the Board, reviewed and approved the terms of Mr. Cramer’s Consulting Services Agreement with the Company pursuant to which the Company would continue employing him as its US representative in consideration of (i) a quarterly cash fee of $7,500, (ii) 7,000 restricted shares of the Company’s common stock issuable on a quarterly basis pursuant to the Company’s 2010 Stock Incentive Plan (note 15), and (iii) reimbursement of out of pocket expenses. In addition, Mr. Cramer agreed to pay certain invoices of the Company to its vendors (and the Company agreed to reimburse Mr. Cramer) in the form of a no interest bearing loan in the aggregate amount of approximately $250,000.

(3)	As of June 30, 2014 and December 31, 2013, the Company had unpaid reimbursements and compensation due to Bing Mei valued at $143,683 and $41,283, respectively.

(4)	The amounts due to directors, shareholders and other related parties at June 30, 2014 and December 31, 2013 include unpaid reimbursements and advances to other related parties for business expenses.

Also refer to Notes 13, 15 and 20 for other related party transactions and arrangements.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

Note 20 - COMMITMENTS AND CONTINGENCIES

(a)  Lease commitments

The Company recognizes lease expense on the straight-line basis over the term of the lease.

The Company entered into a tenancy agreement for the lease of factory premises of Xi’an Tianxing in Sanqiao for a period of ten years from October 1, 2004 to December 31, 2014. The annual rent for the factory premises is subject to a 10% increase every two years starting October 1, 2009. As of June 30, 2014, the annual rent for the factory premises was approximately $22,808 (RMB 140,360).

The Company leased office space in Xi’an from Mr. Weibing Lu, the Company’s Chairman and CEO, for a period of five years from January 1, 2012 to December 31, 2016 at a rent of approximately $29,250 (RMB 180,000) per year.

The Company also entered into a tenancy agreement with Mr. Weibing Lu for the lease of Shanghai Siqiang’s office in Shanghai for a period of ten years from August 1, 2007 to August 1, 2017 with an annual rent of approximately $23,400 (RMB 144,000).

The Company entered into a one year tenancy agreement for an office lease in Kunshan, Jiangsu Province from April 15, 2013 to April 14, 2014 with a one-year rent of approximately $3,825 (RMB 23,536). On April 17, 2014, the Company entered into an another one-year tenancy agreement for this office from April 15, 2014 to April 14, 2015 with a one-year rent of approximately $3,825 (RMB 23,536).

The Company entered into a tenancy agreement for the lease of warehouse premises in Xi’an for a period of three years from July 20, 2011 to July 19, 2014 with an annual rent of approximately $38,141 (RMB 235,000) subject to a 10% increase every two years starting July 20, 2013. As of June 30, 2014, the annual rent for the warehouse premises was approximately $42,006 (RMB 258,500). On July 20, 2014, the Company entered into an another three-year tenancy agreement for this warehouse from July 20, 2014 to July 19, 2017 with a one-year rent of approximately $50,050 (RMB 308,000) subject to a 5% increase every two years starting July 20, 2016.

The Company entered into a tenancy agreement for the lease of a sales office in Jingzhou, Hubei Province for a period of five years from April 18, 2012 to April 17, 2017 with an annual rent of approximately $8,775 (RMB 54,000) for the first three years subject to increase during last two years.

The minimum future lease payments for the next five years and thereafter are as follows:

Period	Unrelated third parties	Related parties	Total
Year ending December 31, 2014	$43,493	$26,325	$69,818
Year ending December 31, 2015	58,825	52,650	111,475
Year ending December 31, 2016	60,044	52,650	112,694
Year ending December 31, 2017 and thereafter	28,438	13,650	42,088
Total	$190,800	$145,275	$336,075

Rental expense to unrelated third parties for the three months ended June 30, 2014 and 2013 amounted to $19,717 and $15,597, respectively. Rental expense to unrelated third parties for the six months ended June 30, 2014 and 2013 amounted to $38,638 and $30,868, respectively.

Rental expense to related third parties for the three months ended June 30, 2014 and 2013 amounted to $13,142 and $13,060, respectively. Rental expense to related third parties for the six months ended June 30, 2014 and 2013 amounted to $26,387 and $25,965, respectively.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

Note 20 - COMMITMENTS AND CONTINGENCIES (Continued)

(b)  Legal proceedings

From time to time, the Company is involved in legal matters arising in the ordinary course of business. Management currently is not aware of any legal matters or pending litigation that would have a significant effect on the Company’s condensed consolidated financial statements as of June 30, 2014.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

Note 20 - COMMITMENTS AND CONTINGENCIES (Continued)

(d) R&D project

In 2008, Xi’an Tianxing contracted with Northwestern Agricultural Technology University to work jointly on an R&D project concerning the application of nano-technology in the prevention of major milk cow disease. The total projected budget for this project is approximately $650,000 (RMB 4,000,000), which is to be paid according to completed stages of the project. The project reached trial stage in September 2009. As of June 30, 2014, the Company has incurred approximately $568,750 (RMB 3,500,000) of cumulative expenses relating to this project.

In 2009, Xi’an Tianxing contracted with the Fourth Military Medical University to jointly work on an R&D project on fish diseases linked immunosorbent detection kit and fish diseases multi-linked monoclonal antibody therapeutic agents. The contracted amount for this project is approximately $975,000 (RMB 6,000,000). As of June 30, 2014, the Company has incurred approximately $845,000 (RMB 5,200,000) of cumulative expenses relating to this project.

During the first quarter of 2011, Xi’an Tianxing contracted with the Fourth Military Medical University to jointly work on an R&D project to develop new treatment and diagnosis method for Mycoplasmal pneumonia of swine. The project term is from January 2011 through September 2013. The cost to the Company for the initial phase is approximately $325,000 (RMB 2,000,000). As of June 30, 2014, the project was extended for clinical trials and the Company has incurred approximately $243,750 (RMB 1,500,000). The project is expected to be completed by the end of 2015.

During the fourth quarter of 2012, Xi’an Tianxing launched eight in-house R&D projects as set forth in the following table. As of June 30, 2014, the Company incurred all the budget expenses and these projects were still under development.

During the second quarter of 2013, Xi’an Tianxing launched an R&D project to develop monoclonal antibody vaccine to prevent common fish skin disease. The cost to the Company for this project is approximately $568,750 (RMB 3,500,000). As of June 30, 2014, the Company has incurred $487,500 (RMB 3,000,000) and this project is still under development.

During the third quarter of 2013, Xi’an Tianxing launched an R&D project to develop livestock and avian disease multi-joint yolk antibody therapeutic agents and contracted with Lantian County Chicken Farm to test the effect of its developed agents. The project is expected to be completed by the end of 2014. The total projected budget for this project is approximately $715,000 (RMB 4,400,000). As of June 30, 2014, the Company has incurred $325,000 (RMB 2,000,000) and this project is still under development.

During the second quarter of 2014, Xi’an Tianxing launched various R&D projects to develop veterinary medications such as sulfamonomethoxine pyrimidine sodium Injection / soluble powder, clindamycin hydrochloride injection / soluble powder, sulfachloropyridazine sodium hydrochloride soluble powder, and minjection of neostigmine. The costs to the Company for these projects were approximately $672,240 (RMB 4,136,858). As of June 30, 2014, the Company incurred all the budget expenses. These projects are expected to be completed by the end of 2014.

In addition, the Company also launched various R&D projects on veterinary products formula adjustment, pet drug development, fermentation engineering design and development, GMP inspection trial production tests and lab tests. As of June 30, 2014, $1,792,893 (RMB 11,033,189) has been incurred related to these projects and lab tests.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

Note 20 - COMMITMENTS AND CONTINGENCIES (Continued)

(d) R&D project (Continued)

R&D projects are summarized as follows:

Project	Amount incurred as of 06/30/2014	Amount expected to be incurred	Total amount of project
Project with Northwestern Agricultural Technology University

Application of nano-technology in the prevention of major milk cow disease	$568,750	$81,250	$650,000

Project with the Fourth Military Medical University
Fish diseases linked immunosorbent detection kit and fish diseases Multi-linked monoclonal antibody therapeutic agents	845,000	130,000	975,000
New treatment and diagnosis method for Mycoplasmal pneumonia of swine	243,750	81,250	325,000

In-house R&D projects during 2012:
Oral liquid products R&D and field trials	162,500	-	162,500
Powder for injection products R&D and field trials	162,500	-	162,500
Vitamin E injection product development	81,250	-	81,250
Anthelmintic product development	81,250	-	81,250
Three disease grams product development	81,250	-	81,250
Premixes class product development	81,250	-	81,250
Bulk powder products development	81,250	-	81,250
Livestock and fish diseases immunoassay kit development	406,250	-	406,250

In-house R&D projects during 2013:
Fish monoclonal antibody vaccine	487,500	81,250	568,750
Livestock and avian disease multi-joint yolk antibody therapeutic agents	325,000	390,000	715,000

In-house R&D projects during 2014:
Sulfamonomethoxine pyrimidine sodium Injection /soluble powder, Clindamycin hydrochloride injection /soluble powder, Sulfachloropyridazine sodium hydrochloride soluble powder, and Minjection of neostigmine	672,240	-	672,240

Other projects for veterinary products formula adjustment, pet drug development, fermentation engineering design and development, GMP inspection trial production tests and other lab tests	1,792,893	16,250	1,809,143
Total	$6,072,633	$780,000	$6,852,633

All payments made for R&D projects have been expensed as incurred.

(e) Registered capital commitment

Skystar Kunshan’s remaining registered capital of $12,750,000 was originally required to be invested by May 7, 2012. On March 26, 2014, the Company received the approval of extension for payment of the remaining registered capital to May 6, 2015. On July 30, 2014, the Company injected $3,000,500 of capital by cash to this entity.

(f) Capital commitment

The Company’s commitments for capital expenditure as of June 30, 2014 are as follows:

Contracted but not accrued for:
Kunshan micro-organism facility	$3,825,250
Jingzhou veterinary medication facility	501,638
Purchase of machinery and construction (Note 9)	$4,326,888

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

Note 21 – SEGEMENT INFORMATION

The Company currently engages in one business segment, the research, development, production, marketing and sales of veterinary healthcare and medical care products. The Company’s revenues and cost of revenues by product line were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013

Revenue
Veterinary Medications	8,604,000	6,292,573	13,448,968	9,739,290
Micro-organism	$4,854,643	$4,031,113	$6,375,808	$5,698,295
Feed Additives	775,820	514,161	1,106,357	800,449
Vaccines	5,142	497,298	141,060	627,852
Total Revenue	14,239,605	11,335,145	21,072,193	16,865,886

Cost of Revenue
Veterinary Medications	5,251,363	3,740,498	8,284,390	5,846,014
Micro-organism	2,142,001	1,179,499	2,825,785	1,766,916
Feed Additives	485,517	399,883	705,665	614,520
Vaccines	2,104	57,944	74,548	81,260
Total Cost of Revenue	7,880,985	5,377,824	11,890,388	8,308,710
Gross Profit	$6,358,620	$5,957,321	$9,181,805	$8,557,176

Note 22 – SUBSEQUENT EVENTS

On July 18, 2014, the Company filed the Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (the “Certificate of Designation”) (the “Series C Preferred Stock”) with the Secretary of State of the State of Nevada, establishing and designating the Series C Preferred Stock. Each share of Series C Preferred Stock has a stated value of $1,000. The Series C Preferred Stock is not redeemable and does not have any liquidation preference. No dividends will be paid on shares of Series C preferred stock. Except as required by law, holders of the Series C Preferred Stock do not have rights to vote on any matters, questions or proceedings, including the election of directors. Subject to certain ownership limitations as described below, the Series C Preferred Stock is convertible at any time at the option of the holder into shares of the Company’s common stock at a conversion ratio determined by dividing the stated value of the Series C Preferred Stock (or $1,000) by a conversion price of $5.06 per share. The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. Subject to limited exceptions, a holder of shares of Series C Preferred Stock will not have the right to convert any portion of its Series C Preferred Stock if the holder, together with its affiliates, would beneficially own in excess of 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to its conversion.

On July 15, 2014, the Company entered into a Securities Purchase Agreement with an institutional investor (the “SPA”), pursuant to which the Company agreed to sell an aggregate of $5 million of registered securities of the Company in a registered direct offering.  Pursuant to the terms of the SPA, the investor purchased from the Company 790,514 shares of common stock, 1,000 shares of Series C preferred stock and warrants to purchase up to 247,036 shares of common stock.  Each share of common stock, accompanied by a warrant to purchase up to 0.25 shares of common stock at an exercise price of $6.25 per full share, was sold at $5.06 with a maximum offering of $4 million. Each share of preferred stock, accompanied by a warrant to purchase up to 25% of the shares of common stock issuable upon conversion of the preferred stock at an exercise price of $6.25 per share, was sold at $1,000 with a maximum offering of $1 million. The convertible preferred stock has an aggregate stated value of $1 million and a conversion price of $5.06 and carries no dividend rights.  The investor warrants have an exercise price of $6.25 per share, will be exercisable six months following issuance and will expire twelve months from the initial exercise date.

In addition, the placement agent for this transaction also received a cash fee, or as to an underwritten offering an underwriter discount, equal to 6.4% of the aggregate gross proceeds raised in each offering, and warrants for the purchase of up to 3% of the aggregate number of shares of common stock placed in the offering. The placement agent’s warrants have the same terms as the warrants issued to the investor in the offering, except that the placement agent’s warrants have an exercise price equal to 125% of the per share public offering price and have a term of exercise equal to 30 months from the effective date of the registration statement used in connection with the offering. The offering was closed on July 21, 2014, and net proceeds of $4,501,870 (net of issuance expenses of $498,130) were received.

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

On August 21, 2007, Xi’an Tianxing invested $81,250 (RMB 500,000) to establish Shanghai Siqiang Biotechnological Co. Ltd. (”Shanghai Siqiang”). Xi’an Tianxing is the 100% shareholder. Shanghai Siqiang serves as a research and development center for Xi’an Tianxing to engage in research, development, production and sales of feed additives and veterinary disease diagnosis equipment.

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

On March 15, 2011, Xi’an Tianxing formed Xi’an Sikaida Bio-products Co., Ltd. (“Xi’an Sikaida”) with a registered capital of approximately $1,625,000 (RMB 10,000,000) paid by Xi’an Tianxing.

We rely on a combination of trademark, copyright and trade secret protection laws in China and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our intellectual property and our brand. On September 23, 2009, we purchased an exclusive aquaculture vaccine technology from and signed a collaborative research and development agreement with China’s Fourth Military Medical University (“FMMU”) for approximately $1.2 million (RMB 8 million), granting us exclusive rights to sell and market the aquaculture vaccine through 2020. The patent on this acquired technology expired in December 2011. However, we retain know-how for the production line for the vaccine. In collaboration with FMMU, we are in a position to produce the first vaccine in China designed to prevent and treat certain bacterial infection and diseases in marine life without causing harmful side effects. Based on the vaccine’s first-to-market status, the Ministry of Agriculture (“MOA”) has issued a Grade I Veterinary Certificate for our vaccine. In addition, in 2013 and 2014, we filed 4 additional patent applications with the PRC SIPO, all of which are currently in the review stage. We intend to seek other licenses or apply for exclusivity as necessary in order to protect our rights, and we also enter into confidentiality, non-compete and invention assignment agreements with our employees and consultants and nondisclosure agreements with third parties. Skywing, Stardove, Tian Xing, Hao Shou Yi, and the Chinese characters that transliterate as “Jia Teng Jun,” “Jia Teng”, “Lan Yuan Kang”, “Bao Li Jian”, and “Bi Ke Ting” are our registered trademarks in the PRC .

 July 2014 Registered Offering

On July 15, 2014, the Company entered into a Securities Purchase Agreement with an institutional investor pursuant to which the Company agreed to sell an aggregate of $5 million of registered securities of the Company in a registered direct offering. Pursuant to the terms of the purchase agreement, the investor shall purchase from the Company 790,514 shares of common stock, 1,000 shares of preferred stock and warrants to purchase up to 247,036 shares of common stock. Each share of common stock and accompanying warrant was sold at $5.06 with a maximum offering of $4 million. Each share of preferred stock and accompanying warrant was sold at $1,000 with a maximum offering of $1 million. The convertible preferred stock has an aggregate stated value of $1 million and a conversion price of $5.06 and carries no dividend rights. The investor warrants have an exercise price of $6.25 per share, will be exercisable six months following issuance and will expire twelve months from the initial exercise date. The offering closed on July 21, 2014. The securities were issued pursuant to a prospectus supplement dated as of July 16, 2014, filed with the SEC in connection with a takedown from the Company’s shelf registration statement on Form S-3 (File No. 333-192657), which became effective on December 18, 2013, and the base prospectus dated as of December 18, 2013 contained in such registration statement. H.C. Wainwright & Co., LLC acted as the exclusive placement agent in connection with the offering and, for its services, it received cash compensation in the amount of approximately $320,000 and approximately $50,000 as reimbursements such as legal and professional fees. The Company also registered warrants to purchase up to 29,644 shares of its common stock and the shares of common stock issuable from time to time upon exercise of these warrants issuable to the placement agent in the offering.

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

Results of Operations – Three Months ended June 30, 2014 and 2013

The following table summarizes our results of operations for the three months ended June 30, 2014 and 2013.

	Three Months Ended June 30,
	2014		2013
	Amount	% of total revenue	Amount	% of total revenue
Revenue	$14,239,605	100.0%	$11,335,145	100.0%
Gross Profit	$6,358,620	44.7%	$5,957,321	52.6%
Operating Expenses	$2,990,889	21.0%	$1,411,073	12.4%
Income from Operations	$3,367,731	23.7%	$4,546,248	40.2%
Other Income (Expense)	$125,418	0.9%	$(98,610)	(0.9)%
Income Tax Expenses	$682,389	4.8%	$696,757	6.2%
Net Income	$2,810,760	19.8%	$3,750,881	33.1%

Revenues.   All of our revenues are derived from the sale of veterinary healthcare and medical care products in the PRC.  For the three months ended June 30, 2014, we had revenues of $14,239,605 as compared to revenues of $11,335,145 for the three months ended June 30, 2013, an increase of $2,904,460 or 25.6%.  We generate revenue from sales of four product lines: veterinary medications, micro-organism, feed additives, and vaccines.  The average selling prices of our products increased 34.7% in the three months ended June 30, 2014 compared to the same period of 2013. Sales volume dropped 6.7% for the three months ended June 30, 2014 as compared to the same period in 2013. The increase in revenue was primarily due to the increase of sales of our premium products sold at premium prices.

Revenue — Veterinary Medications. Revenue from sales of our veterinary medications increased by $2,311,427 or 36.7%, from $6,292,573 for the three months ended June 30, 2013 to $8,604,000 for the three months ended June 30, 2014. This increase was primarily because more production permits were received to enable us to produce additional products so we had wider range of product offering to our customers and the increased sales of our premium products. We have two veterinary medication plants located in Huxian and Jingzhou, with Huxian historically being our main facility. Of the total revenues from veterinary medications during the three months ended June 30, 2014, approximately 86.0% of total revenue resulted from the sale of products from the Huxian facility. The revenue from sales of veterinary medication products was the largest revenue contributor for the entire company and contributed 60.4% of total revenue during the three months ended June 30, 2014. The average selling prices of our products increased 60.3% and sales volume decreased by 14.7% in the three months ended June 30, 2014 compared to the same period of 2013. The increase in revenue was primarily due to increase of sales of our premium products at premium prices.

Revenue — Micro-Organism. Revenue from sales of our micro-organism products increased by $823,530 or 20.4% from $4,031,113 for the three months ended June 30, 2013 to $4,854,643 for the three months ended June 30, 2014. The increase was primarily due to increased market demand for our improved products. Currently, we have a micro-organism plant located in Sanqiao. The average selling prices of our products decreased 6.2% in the three months ended June 30, 2014 compared to the same period of 2013. The increase in revenue was mainly due to the increase of sales volume by 28.3%.

Revenue — Feed Additives. Revenue from sales of our feed additives product line increased by $261,659 or 50.9% from $514,161 for the three months ended June 30, 2013 to $775,820 for the three months ended June 30, 2014. The increase was primarily the result of our new sales strategy to bundle the feed additives products with our popular veterinary medications resulting in increased feed additive sales. Currently, we have a feed additive plant located in Sanqiao. The average selling prices of our feed additives products for the three months ended June 30, 2014 have not materially changed from last year. The increase in revenue was primarily due to the increase of sales volume by 50.5%.

Revenue — Vaccines. Revenue from sales of our vaccines decreased by $492,156 or 99.0% from $497,298 for the three months ended June 30, 2013 to $5,142 for the three months ended June 30, 2014. The significant decrease was primarily the result of our transition from small scale lab production to large scale factory manufacturing as our new state-of-art vaccine facility has been completed and certified by the Chinese GMP standard. We no longer produced vaccine products in our lab this quarter. We expect to receive the vaccine production permit from the government in the third quarter and commence production in our new facility shortly thereafter. The average selling prices of our vaccine products increased approximately 23.9% for the three months ended June 30, 2014 compared to those in 2013. The decrease in revenue was primarily due to the decrease of sales volume by 99.2%.

Cost of Sales.   Cost of sales was $7,880,985 for the three months ended June 30, 2014, as compared to $5,377,824 for the three months ended June 30, 2013, an increase of $2,503,161 or 46.5%, as a result of the increased veterinary medication sales. For the three months ended June 30, 2014, raw material costs comprised the majority or approximately 81.2% of total cost of sales, packing material costs comprised approximately 15.5% of the total cost of sales, and labor costs and manufacturing overhead comprised approximately 3.3% of the total cost of sales. The decreased gross margins for the three months ended June 30, 2014 was mainly because the majority of our revenue during the three months came from the less profitable veterinary medications product line.

Cost of Sales — Veterinary Medications.   Cost of sales of our veterinary medications product line increased from $3,740,498 for the three months ended June 30, 2013 to $5,251,363 for the three months ended June 30, 2014, an increase of $1,510,865 or 40.4%.  This increase was mainly due to the increase in corresponding sales as a result of strong sales of our premium products during the second quarter of 2014. Cost of sales of veterinary medications product line comprised 66.6% of total cost of sales for the three months ended June 30, 2014.

Cost of Sales — Micro-Organism.   Cost of sales of our micro-organism product line increased from $1,179,499 for the three months ended June 30, 2013 to $2,142,001 for the three months ended June 30, 2014, an increase of $962,502 or 81.6%.  This increase was higher than the 20.4% of increase in sales. The increase was mainly due to the changes in the production formula aimed to improve the product efficacy for some of our micro-organism products, which increased our unit raw material costs to produce these micro-organism products.

Cost of Sales — Feed Additives.   Cost of sales of our feed additives product line increased from $399,883 for the three months ended June 30, 2013 to $485,517 for the three months ended June 30, 2014, an increase of $85,634 or 21.4%.  This increase in cost of sales was mainly due to the corresponding increase in feed additive sales. However, the changes in the production formula and better quality of the raw materials used in production helped us partially offset the increase of cost of sales during the second quarter of 2014.

Cost of Sales — Vaccines.   Cost of sales of our vaccines product line decreased from $57,944 for the three months ended June 30, 2013 to $2,104 for the three months ended June 30, 2014, a decrease of $55,840 or 96.4%.  This decrease was the result of the corresponding decrease of vaccine product sales.

Operating Expenses

	Three Months Ended June 30,
	2014		2013
	Amount	% of total revenue	Amount	% of total revenue
Operating Expenses
Research and Development Costs	$798,980	5.6%	$92,926	0.8%
Selling Expenses	$834,606	5.9%	$629,337	5.5%
General and Administrative Expenses	$1,357,303	9.5%	$688,810	6.1%
Total Operating Expenses	$2,990,889	21.0%	$1,411,073	12.4%

Research and Development Costs.  Research and development costs totaled $798,980 for the three months ended June 30, 2014 as compared to $92,926 for the three months ended June 30, 2013, an increase of $706,054 or 759.8%. The increase was primarily due to expenditures of approximately $672,000 on the newly launched R&D projects undertaken during the second quarter of 2014 to develop four new types of veterinary medications.

Selling Expenses.  Selling expenses totaled $834,606 for the three months ended June 30, 2014 as compared to $629,337 for the three months ended June 30, 2013, an increase of $205,269 or 32.6%.  This increase is mainly due to the increase in sales commissions of $131,161 as a result of our newly implemented commission policies to encourage our sales personnel to boost sales.

General and Administrative Expenses.  General and administrative expenses totaled $1,357,303 for the three months ended June 30, 2014 as compared to $688,810 for the three months ended June 30, 2013, an increase of $668,493 or 97.1%. This increase was mainly due to an additional $427,427 of allowance on doubtful accounts during the quarter. In addition, an increase of $91,165 in stock based compensation due to new employment agreements effective in the first quarter, an increase in salaries of $40,210 and an increase of $54,042 of legal fees used in capital raising activities also contributed to the increase of general and administrative expenses in the quarter.

Other Income (Expenses). Other net income was $125,418 for the three months ended June 30, 2014 as compared to other net expense of $98,610 for the three months ended June 30, 2013, an increase in other income of $224,028. This increase was primarily due to our decreased interest expenses of $84,221 on our borrowings which carried lower interest in 2014 than 2013. A fair value gain on our purchase option liability of $78,960 also contributed to the increase in other net income in this quarter.

Provision for Income Taxes. Income tax expenses were $682,389 for the three months ended June 30, 2014 as compared to $696,757 for the three months ended June 30, 2013, a decrease of $14,368 or 2.1%, representing an effective tax rate of 19.5% and 15.7% for the three months ended June 30, 2014 and 2013, respectively. For the three months ended June 30, 2014 and 2013, Xi’an Tianxing was subject to a preferential income tax rate of 15% while other PRC subsidiaries were subject to statutory tax rate of 25%. For the three months ended June 30, 2014 and 2013, Xi’an Tianxing contributed the majority of consolidated profits in China. Excluding the valuation allowances on tax losses incurred by the Company and its PRC subsidiaries, the effective tax rate was 16.6% and 15.0%, respectively.

Results of Operations – Six Months ended June 30, 2014 and 2013

The following table summarizes our results of operations for the six months ended June 30, 2014 and 2013.

	Six Months Ended June 30,
	2014		2013
	Amount	% of total revenue	Amount	% of total revenue
Revenue	$21,072,193	100.0%	$16,865,886	100.0%
Gross Profit	$9,181,805	43.6%	$8,557,176	50.7%
Operating Expenses	$4,641,727	22.0%	$2,940,643	17.4%
Income from Operations	$4,540,078	21.5%	$5,616,533	33.3%
Other Income (Expenses)	$358,548	1.7%	$(134,878)	(0.8)%
Income Tax Expenses	$1,112,416	5.3%	$1,018,041	6.0%
Net Income	$3,786,210	18.0%	$4,463,614	26.5%

Revenues.   All of our revenues are derived from the sale of veterinary healthcare and medical care products in the PRC.  For the six months ended June 30, 2014, we had revenues of $21,072,193 as compared to revenues of $16,865,886 for the six months ended June 30, 2013, an increase of $4,206,307 or 24.9%.  We generate revenue from sales of four product lines: veterinary medications, micro-organism, feed additives, and vaccines.  The average selling prices of our products increased 11.6% in the six months ended June 30, 2014 compared to the same period of 2013. The increase in revenue was primarily due to the increase of sales volume by 12.0%.

Revenue — Veterinary Medications. Revenue from sales of our veterinary medications increased by $3,709,678 or 38.1% from $9,739,290 for the six months ended June 30, 2013 to $13,448,968 for the six months ended June 30, 2014. After passing the GMP re-certification of our Huxian facility, we were eligible to renew our expired veterinary medication product permits and submit applications for new product permits. The increase of revenue was primarily a result of more veterinary medication product permits received for manufacturing. The revenue from sales of veterinary medication products was the largest revenue contributor for the entire company and contributed 63.8% of total revenue during the six months ended June 30, 2014. The average selling prices of our veterinary medication products for the six months ended June 30, 2014 increased 22.7% from the same period of last year. The increase in revenue was primarily due to the increase of sales volume by 12.6% and increased sales of our premium products.

Revenue — Micro-Organism. Revenue from sales of our micro-organism products increased by $677,513 or 11.9% from $5,698,295 for the six months ended June 30, 2013 to $6,375,808 for the six months ended June 30, 2014. The increase was primarily due to increased market demand to our improved products. The average selling prices of our micro-organism products for the six months ended June 30, 2014 decreased 3.4% from the same period of last year. The increase in revenue was mainly due to the increase of sales volume by 15.8%.

Revenue — Feed Additives. Revenue from sales of our feed additives product line increased by $305,908 or 38.2% from $800,449 for the six months ended June 30, 2013 to $1,106,357 for the six months ended June 30, 2014. The increase was primarily due to our increased sales efforts for our feed additive products. The average selling prices of our feed additives products for the six months ended June 30, 2014 increased 1.2% from the same period of last year. The increase in revenue was primarily due to the increase of sales volume by 36.6%.

Revenue — Vaccines. Revenue from sales of our vaccines decreased by $486,792 or 77.5% from $627,852 for the six months ended June 30, 2013 to $141,060 for the six months ended June 30, 2014. The significant decrease was primarily due to our transition from small scale lab production to large scale factory manufacturing of vaccine as our new Huxian vaccine facility has been completed and GMP certified. We no longer produced vaccine products in our lab starting from the second quarter of 2014. We expect to receive the vaccine production permit from the government in the third quarter and commence production in our new facility shortly thereafter. The average selling prices of our vaccines products for the six months ended June 30, 2014 have not changed materially from the same period of last year. The decrease in revenue was primarily due to the decrease of sales volume by 77.7%.

Cost of Sales.   Cost of sales was $11,890,388 for the six months ended June 30, 2014, as compared to $8,308,710 for the six months ended June 30, 2013, an increase of $3,581,678 or 43.1%, as a result of the increased sales of our veterinary medications product line. For the six months ended June 30, 2014, raw material costs comprised the majority or approximately 80.9% of total cost of sales, packing material costs comprised approximately 14.2% of total cost of sales, and labor costs and manufacturing overhead comprised approximately 4.9% of the total cost of sales. The decreased gross margins was mainly because the majority of our revenue growth during the first half year came from the less profitable veterinary medications product lines.

Cost of Sales — Veterinary Medications.   Cost of sales of our veterinary medications product line increased from $5,846,014 for the six months ended June 30, 2013 to $8,284,390 for the six months ended June 30, 2014, an increase of $2,438,376 or 41.7%.  This increase was mainly due to the increase in corresponding sales of 38.1% during the first half of 2014. Cost of sales of veterinary medications product line comprised 69.7% of the total cost of sales for the six months ended June 30, 2014.

Cost of Sales — Micro-Organism.   Cost of sales of our micro-organism product line increased from $1,766,916 for the six months ended June 30, 2013 to $2,825,785 for the six months ended June 30, 2014, an increase of $1,058,869 or 59.9%.  This increase was higher than the 11.9% increase in sales. The increase was mainly due to the changes in the production formula aimed to improve the product efficacy for some of our micro-organism products, which increased our unit raw material costs to produce these micro-organism products.

Cost of Sales — Feed Additives.   Cost of sales of our feed additives product line increased from $614,520 for the six months ended June 30, 2013 to $705,665 for the six months ended June 30, 2014, an increase of $91,145 or 14.8%.  This increase was mainly due to the corresponding increased sales. However, the changes in the production formula and better quality of the raw materials used in production helped us partially offset the increase of cost of sales during the second quarter of 2014.

Cost of Sales — Vaccines.   Cost of sales of our vaccines product line decreased from $81,260 for the six months ended June 30, 2013 to $74,548 for the six months ended June 30, 2014, a decrease of $6,712 or 8.3%.  This decrease in percentage term was significantly lower than the 77.5% decrease in corresponding sale. In the first quarter of 2014, significant amount of overhead was incurred to complete and following the completion of the new vaccine plant.

The following table summarizes our operating expense for the six months ended June 30, 2014 and 2013.

	Six Months Ended June 30,
	2014		2013
	Amount	% of total revenue	Amount	% of total revenue
Operating Expenses
Research and Development Costs	$803,193	3.8%	$93,387	0.5%
Selling Expenses	$1,204,814	5.7%	$947,173	5.6%
General and Administrative Expenses	$2,633,720	12.5%	$1,900,083	11.3%
Total Operating Expenses	$4,641,727	22.0%	$2,940,643	17.4%

Research and Development Costs.  Research and development costs totaled $803,193 for the six months ended June 30, 2014 as compared to $93,387 for the six months ended June 30, 2013, an increase of $709,806 or 760.1%. The increase was primarily due to new R&D efforts undertaken during the second quarter of 2014 to develop various new veterinary medications.

Selling Expenses.  Selling expenses totaled $1,204,814 for the six months ended June 30, 2014 as compared to $947,173 for the six months ended June 30, 2013, an increase of $257,641 or 27.2%.  This increase is mainly due to the increase of sales commission of $176,465 as a result of our newly implemented commission policies implemented to encourage our sales personnel to boost sales. The increase in shipping and handling costs caused by our increased sales also contributed to the increase in selling expenses during the first half year of 2014.

General and Administrative Expenses.  General and administrative expenses totaled $2,633,720 for the six months ended June 30, 2014 as compared to $1,900,083 for the six months ended June 30, 2013, an increase of $733,637 or 38.6%. This increase was mainly due to additional bad debt expense of $496,481 and an increase of $146,550 in stock based compensation. Under the new employment agreement with our CEO effective January 1, 2014, he is entitled to receive an aggregate 50,000 shares of common stock each year. During the first six months of 2014, stock based compensation of $89,750 was incurred in relation to this grant to our CEO.

Other Income (Expenses). Other net income was $358,548 for the six months ended June 30, 2014 as compared to other net expense of $134,878 for the six months ended June 30, 2013, an increase in other income of $493,426. This increase was primarily due to (i) a decrease in interest expenses and finance charges of $197,679 caused by our borrowings carrying lower interest in 2014 than 2013; (ii) an increase in government subsidies of $177,797 for the government interest subsidies; (iii) an increase in gain on fair value change of our option liability of $56,840 because of the expiration of the purchase options; and (iv) an increase in interest income of $61,110 largely due to our increased interest income earned on the prepayments to our suppliers and loans receivable to a third party.

Provision for Income Taxes. Income tax expenses were $1,112,416 for the six months ended June 30, 2014 as compared to $1,018,041 for the six months ended June 30, 2013, an increase of $94,375 or 9.3%, representing an effective tax rate of 22.7% and 18.6% for the six months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014 and 2013, Xi’an Tianxing was subject to a preferential income tax rate of 15% while other PRC subsidiaries were subject to statutory tax rate of 25%. For the six months ended June 30, 2014 and 2013, Xi’an Tianxing contributed the majority of consolidated profits in China. Excluding the valuation allowances on tax losses incurred by the Company and its PRC subsidiaries, the effective tax rate was 18.3% and 16.9%, respectively.

Liquidity

For the six months ended June 30, 2014, cash provided by operating activities for the six months ended June 30, 2014 was $10,016,900, as compared to cash used in operating activities of $10,634,524 for the six months ended June 30, 2013. The major operating activities that provided cash for the six months ended June 30, 2014 were net income of (excluding non-cash expenses such as depreciation, amortization, etc) of $5,655,079, an increase in accounts payable of $3,175,028, an increase of taxes payable of $2,899,951 and a decrease of prepayments for raw materials purchasing of $2,357,300. The major operating activities that used cash for the six months ended June 30, 2014 were an increase in accounts receivable of $8,836,478. The inflation rate in China softened to 2.3% in June 2014 from 2.7% in March this year. We will monitor the market situation closely and continue the strategy of prepaying our suppliers to ensure the supply of raw materials at relatively lower cost levels. As of June 30, 2014, we had 70 suppliers as compared to 73 suppliers as of June 30, 2013 to which we made advances to secure our raw material needs and to obtain favorable pricing. We will continue to closely manage these advances to balance the need for lower materials cost and sufficient cash flow.

Cash used in investing activities for the six months ended June 30, 2014 was $10,331,162, as compared to cash provided by investing activities of $802,313 for the six months ended June 30, 2013. Cash used in investing activities for the six months ended June 30, 2014 was primarily the result of placement of restricted cash of $7,166,720 and a long term prepayment of $3,257,622 made to an unrelated third party engaged to facilitate potential acquisition targets.

Cash provided by financing activities for the six months ended June 30, 2014 was $8,632,640, as compared to cash provided by financing activities of $4,648,120 for the six months ended June 30, 2013. Cash provided by financing activities for the six months ended June 30, 2014 was primarily the result of proceeds from short-term loans of $17,591,040, net of repayment of short-term loans of $8,958,400.

As of June 30, 2014, we had unrestricted cash of $16,420,742. Our total current assets were $107,142,091, and our total current liabilities were $42,266,639, which resulted in a net working capital of $64,875,452.

Capital Resources

We finance our ongoing operating activities by using funds from our operations and external credit or financing arrangements. We routinely monitor current and expected operational requirements and financial market conditions to evaluate the use of available financing sources. We secured $17,591,040 in short-term loans and repaid $8,958,400 of short-term loans during the six months ended June 30, 2014.

On July 15, 2014, we entered into a Securities Purchase Agreement with an institutional investor (the “SPA”), pursuant to which we agreed to sell an aggregate of $5 million of our registered securities in a registered direct offering.  Pursuant to the terms of the SPA, the investor purchased from us 790,514 shares of common stock, 1,000 shares of Series C preferred stock and warrants to purchase up to 247,036 shares of common stock.  Each share of common stock, accompanied by a warrant to purchase up to 0.25 shares of common stock at an exercise price of $6.25 per full share, was sold at $5.06 with a maximum offering of $4 million. Each share of preferred stock, accompanied by a warrant to purchase up to 25% of the shares of common stock issuable upon conversion of the preferred stock at an exercise price of $6.25 per share, was sold at $1,000 with a maximum offering of $1 million. The convertible preferred stock has an aggregate stated value of $1 million and a conversion price of $5.06 and carries no dividend rights. The investor warrants will have an exercise price of $6.25 per share, will be exercisable six months following issuance and will expire twelve months from the initial exercise date.

The offering closed on July 21, 2014, and net proceeds of $4,501,870 (net of offering expenses of $498,130) were distributed to the Company.

Considering our existing working capital position and our ability to access equity and debt funding sources, we believe that our operations and borrowing resources are sufficient to provide for our current and foreseeable capital requirements to support our ongoing operations for at least next twelve months.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
R&D Project Obligation	$780,000	$780,000	$-	$-	$-
Construction-in-progress Obligation	4,326,888	4,326,888	-	-	-
Operating Lease Obligations	336,075	125,555	208,570	1,950	-
Total	$5,442,963	$5,232,443	$208,570	$1,950	$-

In addition to the contractual obligations listed above, we have a future registered capital commitment related to our subsidiary Skystar Kunshan. Skystar Kunshan has a registered capital of $15,000,000, of which we invested $2,250,000 in cash. The remaining $12,750,000 of capital was originally required to be invested prior to May 7, 2012. On March 26, 2014, we received the approval of extension for payment of the remaining registered capital by May 6, 2015. On July 30, 2014, the Company injected $3,000,500 of capital by cash to this entity.

Short-term loans:

	June 30, 2014		December 31, 2013			Interest
Bank	Amt RMB	Amt USD	Amt RMB	Amt USD	Due Date	Rate

Industrial Bank Co. Ltd. Xi’an Branch	-	$-	30,000,000	$4,911,000	01/15/14	6.60%
Postal Savings Bank of China Xi’an Branch	-	-	20,000,000	3,274,000	05/26/14	(2)
ICBC Songzi Branch	-	-	5,000,000	818,500	06/19/14	(1)
Postal Savings Bank of China Xi’an Branch	20,000,000	3,250,000			06/09/15	(2)
Chang'an Bank Xi’an Branch	48,000,000	7,800,000	-	-	10/21/14	(3)
Qishang Bank	40,000,000	6,500,000	-	-	11/07/14	(3)
Related-party Individual – Chairman and CEO	10,000,000	1,625,000	10,000,000	1,637,000	09/11/14	7.8%
Total	118,000,000	$19,175,000	65,000,000	$10,640,500

(1)	People's Bank of China floating benchmark lending rate over the same period plus 30%, which was 7.8% at June 30, 2014.
(2)	People's Bank of China floating benchmark lending rate over the same period plus 20%, which was 7.2% at June 30, 2014.
(3)	Six-month interest rate of 3%.

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

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the consolidated financial statements or otherwise stated in this MD&A were as follows:

	June 30, 2014	December 31, 2013
Assets and liabilities	1 RMB = 0.1625 USD	1 RMB = 0.1637 USD

	Six Months Ended June 30,
	2014	2013
Statements of operations and cash flows	1 RMB = 0.16288 USD	1 RMB = 0.16028 USD

Inflation

China's annual inflation was 2.3% in June 2014. Inflationary pressure in June was below the government’s full-year target of 3.5% points, giving policy makers more room to employ targeted fiscal and monetary measures in their bid to prop up economic growth. Chinese economy had its slowest growth in 18 months during the first quarter but grew 7.5% in the second quarter after the government sped up spending and freed up more money for loans to counter a property slump. For the six months ended June 30, 2014, we were able to secure favorable pricing by prepaying certain suppliers to lock in prices ahead of time. As a result, we did not experience as much cost pressure as evidenced in the spot market prices of raw materials. To take precautions to minimize the negative impact of cost increases that erode our profit margin, we will continue the practice of prepayments to suppliers.

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

Based on the evaluation, the Certifying Officers concluded that, as of June 30, 2014, our disclosure controls and procedures were not effective due to an ongoing material weakness related to the lack of accounting personnel with an appropriate level of knowledge, experience, and training in the application of U.S. GAAP.

Since the foregoing weaknesses were identified, we carried out a number of measures to address and remediate these weaknesses related to the insufficient number of our U.S. reporting accounting and finance personnel and overall lack of requisite experience in U.S. GAAP. As a result, the Company saw a steady improvement in its internal controls over financial reporting as evidenced by a gradually decreasing number and significance of adjustments proposed by the Company’s independent auditors during their periodical financial reviews and noticeable improvement in the accounting staff’s abilities to handle U.S. GAAP-based reporting. Although we believe that we achieved significant progress in addressing the identified material weaknesses, in our view, such efforts have not yet yielded the results required to fully remediate the material weaknesses. In 2013 (aside from continuing the remediation measures that we initiated in the previous years) we engaged a third party consulting firm to assist us in remediation of the identified material weakness. This consulting firm is a global leading provider of consulting and internal audit services and the only consulting firm represented on the COSO advisory board guiding the development of a conceptual framework on Enterprise Risk Management. With such additional external assistance, we have been and are in the process of improving our accounting policies and procedures manual in accordance to U.S. GAAP, and are going to provide proper training on the manual for our accounting team and continue to standardize our accounting treatments in compliance with U.S. GAAP, especially non-routine transactions, and improve our accounting team’s U.S. GAAP competence. In September 2013, this third party consulting firm completed its initial field work at our main administrative offices in China and helped us develop a draft of a new accounting policies and procedures manual in accordance to U.S. GAAP. We intend to complete the project by no later than the end of 2014 and will conduct quarterly assessments of the state of the Company’s financial reporting measures and systems, as a whole.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is involved in legal matters arising in the ordinary course of business. Management currently is not aware of any legal matters or pending litigation that would have a significant effect on the Company’s condensed consolidated financial statements as of June 30, 2014.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2013 and on Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014.

Exh. No.	Description
3.1	Articles of Incorporation, as amended (2)

3.2	Bylaws, as amended (1)

10.1	Employment Agreement between Skystar Bio-Pharmaceutical Company and Weibing Lu (3)

10.2	Employment Agreement between Skystar Bio-Pharmaceutical Company and Bing Mei (3)

10.3	Consulting Services Agreement with R. Scott Cramer dated March 10, 2013 (4)

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on July 15, 2008.

(2)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2010.

(3)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed on March 13, 2014.

(4)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2014.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKYSTAR BIO-PHARMACEUTICAL COMPANY

August 14, 2014	By:	/s/ Weibing Lu
Weibing Lu
Chief Executive Officer
(Principal Executive Officer)

August 14, 2014	By:	/s/ Bing Mei
Bing Mei
Chief Financial Officer
(Principal Financial and Accounting Officer)

