Form 10-Q
period 2014-09-30
SKYSTAR BIO-PHARMACEUTICAL CO
filed 2014-11-14
CIK 1076939

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

or

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

As of November 10, 2014, the Registrant had 8,696,942 shares of common stock outstanding..

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

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014 (Unaudited)	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash	$14,634,703	$8,142,296
Restricted cash	7,150,000	-
Accounts receivable, net of allowance for doubtful accounts of $2,523,199 and $602,243 as of September 30, 2014 (Unaudited) and December 31, 2013, respectively	35,346,521	11,009,498
Inventories	23,107,891	25,903,586
Deposits, prepaid expenses and other receivables	1,706,896	2,134,163
Prepayments to suppliers	28,482,798	41,061,144
Advance to a supplier	9,750,000	-
Deferred income tax asset	683,010	364,425
Total current assets	120,861,819	88,615,112
PROPERTY, PLANT AND EQUIPMENT, NET	29,613,684	28,269,155
CONSTRUCTION-IN-PROGRESS	10,739,898	9,284,947
OTHER ASSETS:
Long-term prepayments	2,130,458	4,633,614
Long-term prepayments for acquisitions	3,250,000	183,344
Intangible assets, net	5,012,602	5,237,255
Total other assets	10,393,060	10,054,213
Total assets	$171,608,461	$136,223,427

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,400,410	$3,303,531
Other payables and accrued expenses	6,956,227	6,467,605
Short-term loans	19,175,000	10,640,500
Deposits from customers	1,656,175	1,877,211
Taxes payable	7,966,573	1,315,486
Due to related parties	2,959,619	1,361,548
Warrant liability	193,517	-
Purchase option liability	-	62,440
Total current liabilities	48,307,521	25,028,321
OTHER LIABILITIES:
Deferred government grants	796,250	802,130
Total other liabilities	796,250	802,130
Total liabilities	49,103,771	25,830,451
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 50,000,000 shares authorized, No Series “A” shares authorized. 48,000,000 Series “B” convertible preferred stock authorized. No Series “B” convertible preferred stock issued and outstanding. 1,000 Series "C" convertible preferred stock authorized, issued and outstanding as of September 30, 2014 (Unaudited) and all nil as of December 31, 2013	1	-
Common stock, $0.001 par value, 40,000,000 shares authorized, 8,499,314 and 7,604,800 shares issued and outstanding as of September 30, 2014 (Unaudited) and December 31, 2013, respectively	8,499	7,605
Paid-in capital	41,883,258	37,631,142
Statutory reserves	5,952,692	5,952,692
Retained earnings	63,685,817	54,990,154
Accumulated other comprehensive income	10,974,423	11,811,383
Total shareholders’ equity	122,504,690	110,392,976
Total liabilities and shareholders’ equity	$171,608,461	$136,223,427

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
REVENUE, NET	$18,352,693	$15,992,408	$39,424,886	$32,858,294

COST OF REVENUE	9,589,925	7,778,691	21,480,313	16,087,401

GROSS PROFIT	8,762,768	8,213,717	17,944,573	16,770,893

OPERATING EXPENSES:
Research and development	378,487	324,353	1,181,680	417,740
Selling expenses	1,081,403	1,266,444	2,286,217	2,213,617
General and administrative	1,903,304	1,885,219	4,537,024	3,785,302
Total operating expenses	3,363,194	3,476,016	8,004,921	6,416,659

INCOME FROM OPERATIONS	5,399,574	4,737,701	9,939,652	10,354,234

OTHER INCOME (EXPENSE):
Other income (expense), net	4,807	32,757	178,755	28,908
Interest income	155,510	106,266	490,451	380,097
Interest expense	(252,161)	(154,792)	(464,942)	(565,252)
Change in fair value of derivative liabilities	314,657	(205,758)	377,097	(200,158)
Total other income (expense), net	222,813	(221,527)	581,361	(356,405)

INCOME BEFORE PROVISION FOR INCOME TAXES	5,622,387	4,516,174	10,521,013	9,997,829

PROVISION FOR INCOME TAXES	712,934	781,977	1,825,350	1,800,018

NET INCOME	4,909,453	3,734,197	8,695,663	8,197,811

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	(4,936)	513,281	(836,960)	2,576,408

COMPREHENSIVE INCOME	$4,904,517	$4,247,478	$7,858,703	$10,774,219

EARNINGS PER SHARE:
Basic	$0.58	$0.49	$1.09	$1.08
Diluted	$0.57	$0.49	$1.08	$1.08

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic	8,487,425	7,617,726	7,959,506	7,615,733
Diluted	8,574,462	7,617,726	8,050,359	7,615,733

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(Unaudited)

	For the Nine months ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,695,663	$8,197,811
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,249,569	1,086,914
Amortization	186,513	184,496
Provision for doubtful accounts	1,927,978	1,274,058
Change in fair value of derivative liabilities	(377,097)	200,158
Loss on sale of office equipment	-	1,748
Common stock to be issued to related parties for compensation	209,523	3,227
Deferred income tax asset	(363,865)	(339,618)
Warrant issue expenses	49,793	-
Change in operating assets and liabilities
Accounts receivable	(26,378,763)	(17,685,435)
Inventories	2,609,336	(3,775,636)
Deposits, prepaid expenses and other receivables	413,365	1,099,950
Prepayments to suppliers	12,293,970	(3,552,385)
Accounts payable	6,129,382	(513,989)
Other payables and accrued expenses	532,753	1,391,003
Deposits from customers	(207,556)	(74,589)
Taxes payable	6,669,747	2,932,621
Government grants	-	(450,688)
Due to related parties	1,604,154	928,312
Net cash provided by (used in) operating activities	15,244,465	(9,092,042)

CASH FLOWS FROM INVESTING ACTIVITIES:
Refund of long-term prepayments for acquisitions	183,507	-
Payment of long-term prepayments for acquisitions	(3,254,400)	(3,510,666)
Payments of long-term prepayments	(1,020,700)	-
Loan to third parties	(1,049,544)	-
Repayment of loans from third parties	1,049,544	1,094,190
Advance to a supplier	(9,763,200)	-
Placement of restricted cash	(7,159,680)	(59,555)
Purchases of property, plant and equipment	(8,645)	(9,290)
Proceeds from sale of plant and equipment	-	161
Payments on construction-in-progress	(827,884)	(10,977)
Net cash used in investing activities	(21,851,002)	(2,496,137)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock, preferred stock and warrants, net of cash issuance expenses of $498,130	4,501,870	-
Proceeds from short-term loans	19,200,960	10,462,400
Repayment of short-term loans	(10,576,800)	(4,506,880)
Repayment of long-term loans	-	(1,287,680)
Net cash provided by financing activities	13,126,030	4,667,840

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(27,086)	55,110

INCREASE (DECREASE) IN CASH	6,492,407	(6,865,229)

CASH, beginning of year	8,142,296	11,321,848

CASH, end of period	$14,634,703	$4,456,619

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$392,028	$454,336
Cash paid for income taxes	$1,350,576	$329,968
Non-cash investing and financing activities
Long-term prepayments transferred to construction-in-progress	$3,491,971	$22,438
Construction-in-progress transferred to property, plant and equipment	$2,794,780	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(Unaudited)

								Accumulated
						Retained earnings		Other
	Preferred stock		Common stock		Paid-in	Statutory		Comprehensive
	Shares	Amount	Shares	Amount	capital	reserves	Unrestricted	Income	Total
BALANCE, January 1, 2014	-	$-	7,604,800	$7,605	$37,631,142	$5,952,692	$54,990,154	$11,811,383	$110,392,976

Foreign currency translation	-	-	-	-	-	-	-	(836,960)	(836,960)
Share based compensation	-	-	-	-	209,523	-	-	-	209,523
Common and preferred stock issued	1,000	1	790,514	790	4,042,697	-	-	-	4,043,488
Common stock issued	-	-	104,000	104	(104)	-	-	-	-
Net income			-	-	-	-	8,695,663	-	8,695,663

BALANCE, September 30, 2014	1,000	$1	8,499,314	$8,499	$41,883,258	$5,952,692	$63,685,817	$10,974,423	$122,504,690

The accompanying notes are an integral part of these condensed consolidated financial statements.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

September 30, 2014

(Unaudited)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Principles of consolidation

The accompanying condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The condensed consolidated financial statements include the financial statements of the Company, its wholly-owned subsidiaries, and its variable interest entities (“VIEs”).  All significant inter-company transactions and balances between the Company, its subsidiaries, and its VIEs have been eliminated in consolidation.

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

September 30, 2014

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

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2014 and December 31, 2013:

	Carrying Value at September 30,	Fair Value Measurement at September 30, 2014
	2014	Level 1	Level 2	Level 3
Warrant liability	$193,517	$—	$—	$193,517

	Carrying Value at December 31,	Fair Value Measurement at December 31, 2013
	2013	Level 1	Level 2	Level 3
Purchase option liability	$62,440	$—	$62,440	$—

Below is a reconciliation of the change in fair values of derivative liabilities from January 1, 2014 to September 30, 2014:

Balance, January 1, 2014	$62,440
Warrants issued	508,174
Change in fair value	(377,097)
Balance, September 30, 2014	$193,517

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

Management assesses the carrying value of property, plant and equipment annually or more often when factors indicating impairment are present, and reduces the carrying value of such assets by the amount of the impairment. The Company determines the existence of such impairment by measuring the expected future cash flows (undiscounted) and comparing such amount to the net asset carrying value. An impairment loss, if it exists, is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Based on its review, management believes that, as of September 30, 2014 and December 31, 2013, there was no impairment of its property, plant and equipment.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

Impairment of intangible assets —Intangible assets are evaluated at least annually for impairment if events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Based on the existence of one or more indicators of impairment, the Company measures any impairment of long-lived assets by comparing the asset's estimated fair value with its carrying value, based on cash flow methodology. Based on its review, the Company believes that, as of September 30, 2014 and December 31, 2013, there was no impairment of its intangible assets.

Comprehensive income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive income is comprised of the foreign currency translation adjustments.

Shipping and handling costs

Shipping and handling costs related to costs of goods sold are included in selling expenses, and totaled $721,529 and $805,492 for the three months ended September 30, 2014 and 2013, respectively, and $1,447,318 and $1,452,981 for the nine months ended September 30, 2014 and 2013, respectively.

Advertising costs

Advertising costs are charged to selling expenses as incurred. Advertising costs were insignificant for both the three and nine months ended September 30, 2014 and 2013.

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

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income taxes (Continued)

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. As of September 30, 2014 and December 31, 2013, there are no unrecognized tax benefits, and the Company does not expect a significant change in tax benefits in the next 12 months.  Penalties and interest levied by taxing authorities, if any, are classified as income tax expense in the year incurred.  No significant penalties or interest relating to income taxes have been incurred during the three and nine months ended September 30, 2014 and 2013.

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

For research and development expenses, the Company matches and offsets the government grants with the expenses of the research and development activities as specified in the grant approval document in the corresponding period when such expenses are incurred. No government grants were offset against the research and development expenses for the three and nine months ended September 30, 2014 and government grants of $2,040 and $482,880 were offset against the research and development expenses for the three and nine months ended September 30, 2013.

No government grants were offset against the finance costs for the three and nine months ended September 30, 2014. Government grants of $63,708 were offset against the finance costs for the three and nine months ended September 30, 2013.

Government grants of $34,251 and $201,578 were received and recognized as other income during the three and nine months ended September 30, 2014. Government grants of $25,448 and $25,448 were received and recognized as other income during the three and nine months ended September 30, 2013.

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

Earnings per share

Basic earnings per share is based upon the weighted-average number of common and Series “C” convertible preferred shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares, including warrants and stock options were converted or exercised. Further, the method requires that stock dividends or stock splits be accounted for retroactively if the stock dividends or stock splits occur during the period or after the end of the period but before the release of the financial statements, by considering it outstanding for the entirety of each period presented. Diluted earnings per share is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Reclassification

Certain amounts included in the 2013 condensed consolidated balance sheets, statements of comprehensive income and cash flows have been reclassified to conform to the 2014 financial statement presentation as follows;

The Company has reclassified the purchase option liability of $62,440 for the year ended December 31, 2013 from other liabilities to current liabilities.

As a result of such reclassification, other liabilities for the year ended December 31, 2013 has changed from $864,570 to $802,130 and current liabilities has changed from $24,965,881 to $25,028,321.

The Company has separately presented interest income of $106,266 and $380,097 on the face of condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2013, instead of presenting it net of interest expenses.

As a result of such reclassification, interest expense for the three months ended September 30, 2013, has changed from $48,526 to $154,792; and interest expense for the nine months ended September 30, 2013, has changed from $185,155 to $565,252.

The change in due to related parties of $928,312 was classified into cash flows from financing activities in the Company’s condensed consolidated statements of cash flows for the nine months ended September 30, 2013. The Company has reclassified this amount as a component of cash flows from operating activities.

As a result of such reclassification, net cash provided by financing activities for the nine months ended September 30, 2013 has changed from $5,596,152 to $4,667,840 and net cash used in operating activities has changed from $10,020,354 to $9,092,042.

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

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently issued accounting pronouncements (Continued)

In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements-Going concern (Subtopic 205-40) which provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. This guidance in ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company does not expect that the adoption will have a material impact on its consolidated financial statements.

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

Financial instruments which subject the Company to concentration of credit risk consist of cash and accounts receivable, prepayments to suppliers and advance to a supplier. Balances at financial institutions or state-owned banks within the PRC are not covered by insurance. The Company has not experienced any losses in such accounts. The Company provides unsecured credit terms for sales to certain customers and places unsecured prepayments for purchase and advance to suppliers. As a result, there are credit risks with the accounts receivable and prepayment to suppliers balances. The Company constantly re-evaluates the credit worthiness of customers buying on credit and recoverability of suppliers and maintains an allowance for doubtful accounts.

For the three and nine months ended September 30, 2014 and 2013, all of the Company’s sales occurred in the PRC. No major customers accounted for more than 10% of the Company’s total revenues. All accounts receivable at September 30, 2014 and December 31, 2013 are from customers located in the PRC.

The Company’s six largest vendors accounted for approximately 76% and 79% of the Company’s total purchases for the three months ended September 30, 2014 and 2013, respectively. The Company’s six largest vendors accounted for approximately 68% and 75% of the Company’s total purchases for the nine months ended September 30, 2014 and 2013, respectively. For the three months ended September 30, 2014, 2 suppliers accounted for 29% and 23% of the Company’s total purchases, respectively. For the three months ended September 30, 2013, 3 suppliers accounted for 32%, 20% and 14% of the Company’s total purchases, respectively. For the nine months ended September 30, 2014, 2 suppliers accounted for 26% and 21% of the Company’s total purchases, respectively. For the nine months ended September 30, 2013, 3 suppliers accounted for 28%, 25% and 12% of the Company’s total purchases respectively. As of September 30, 2014, 2 suppliers accounted for 66% and 12% of total prepayments to suppliers, respectively. As of December 31, 2013, 2 suppliers accounted for 76% and 10% of total prepayments to suppliers, respectively.

The Company had one product that accounted for 11% and 17% of the Company’s total revenues for the three and nine months ended September 30, 2014, respectively. The Company had another product that accounted for 10% and 9% of the Company’s total revenues for the three and nine months ended September 30, 2014, respectively.  No other product accounted for more than 10% of the Company’s total revenues for the three and nine months ended September 30, 2014. The Company had one product that accounted for 23% and 25% of the Company’s total revenues for the three months and nine months ended September 30, 2013, respectively.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Note 4 - ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	September 30, 2014	December 31, 2013
Accounts receivable	$37,869,720	$11,611,741
Allowance for doubtful accounts	(2,523,199)	(602,243)
Accounts receivable, net	$35,346,521	$11,009,498

The following table presents the movement of the allowance for doubtful accounts:

Balance, January 1, 2014	$602,243
Addition	1,927,978
Recovery	—
Translation adjustment	(7,022)
Balance, September 30, 2014	$2,523,199

Note 5 – INVENTORIES

Inventories consist of the following:

	September 30, 2014	December 31, 2013
Raw materials	$18,724,264	23,001,461
Packing materials	493,796	396,067
Work-in-process	180,752	23,140
Finished goods	3,629,306	2,409,083
Other	79,773	73,835
Total	$23,107,891	25,903,586

No write-down of inventories was recorded for the three and nine months ended September 30, 2014 and 2013.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Note 6 - DEPOSITS, PREPAID EXPENSES AND OTHER RECEIVABLES

Deposits, prepaid expenses and other receivables are comprised of the following:

	September 30, 2014	December 31, 2013
Other prepayments	$396,571	$478,144
Deposits placed with guarantors (note 13)	487,500	491,100
Interest receivable (notes 7 and 12)	154,510	497,844
Other receivables	668,315	667,075
Total	$1,706,896	$2,134,163

Note 7 – PREPAYMENTS TO SUPPLIERS AND ADVANCE TO A SUPPLIER

a)	PREPAYMENTS TO SUPPLIERS

Prepayments to suppliers are comprised of the following:

	September 30, 2014	December 31, 2013
Prepayments for raw materials	$27,486,902	$39,937,944
Prepayments for packaging materials	995,896	1,123,200
Total	$28,482,798	$41,061,144

As part of the Company’s strategy to reduce inventory costs, the Company maintains a balance for prepayments to suppliers in order to secure favorable pricing for raw materials.  As inventory is received throughout the period, this balance will fluctuate with the business operations.

Starting from January 1, 2013, the Company began to charge two major suppliers interest at an annual rate of 2.0% on the unused prepayments for raw materials. Starting from January 1, 2014, in addition to these two major suppliers, the Company began to charge another supplier interest at an annual rate of 2.0% on the unused prepayments for raw materials. As of September 30, 2014 and December 31, 2013, prepayments to these suppliers were $21,151,982 and $31,953,084, respectively. For the three months ended September 30, 2014 and 2013, $154,410 and $103,617, respectively, of interest income were recognized on these prepayments. For the nine months ended September 30, 2014 and 2013, $469,109 and $332,477, respectively, of interest income were recognized on these prepayments. The unpaid interest balance of $154,410 and $497,844 as of September 30, 2014 and December 31, 2013, respectively, was included in “Deposits, prepaid expenses and other receivables” (note 6). As of the date of this report, the interest balance was fully paid.

b)	ADVANCE TO A SUPPLIER

As of September 30, 2014, the Company advanced $9,750,000 (RMB 60,000,000) to Xi’an Yanghua Chemical Co., Ltd. (“Xi’an Yanghua), the Company’s key raw material supplier to secure favorable pricing on future raw material supplies. This advance was interest-bearing at 2%, unsecured and has no fixed repayment term.

On October 10, 2014, the Company entered into a one-year loan agreement from October 10, 2014 to October 9, 2015 with Xi’an Yanghua for this advance for the purpose of receiving favorable pricing and deepening the relationship with an important and major supplier. The loan bears interest at an annual interest rate determined by using the People's Bank of China floating benchmark lending rate over the same period plus 20% of that rate, which was 7.2% at the date when the agreement was entered. This loan is guaranteed by Shaanxi Mingrui Agriculture Development Co., Ltd, (“Shaanxi Mingrui”), an unrelated third party to the Company. One of the shareholders of Shaanxi Mingrui was the common shareholder of Xian Tiantai Investment Co., Ltd. who was engaged by the Company to facilitate potential acquisition projects (Note 10). On November 12, 2014, the Board of Directors approved and ratified this loan agreement.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Note 8 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	September 30, 2014	December 31, 2013
Buildings and improvements	$28,068,545	$27,703,872
Machinery and equipment	8,277,944	6,093,533
Office equipment and furniture	338,012	337,688
Vehicles	607,502	611,989
Total	37,292,003	34,747,082
Less: accumulated depreciation	(7,678,319)	(6,477,927)
Plant and equipment, net	$29,613,684	$28,269,155

Depreciation expense was $378,518 and $456,392 for the three months ended September 30, 2014 and 2013, respectively. Depreciation expense was $1,249,569 and $1,086,914 for the nine months ended September 30, 2014 and 2013, respectively.

As of September 30, 2014 and December 31, 2013, property, plant and equipment with a carrying amount of $21,994,640 and $19,969,335, respectively, was pledged against the Company’s short-term loans.

Note 9 - CONSTRUCTION-IN-PROGRESS

Construction-in-progress (“CIP”) relates to facilities being built in Xi’an, Jingzhou and Kunshan.

Xi’an facility

Xi’an Tianxing has a vaccine facility and animal laboratory being built in Huxian, Xi’an.

In 2011, the Company started two projects at the vaccine facility to modify air filtration, water treatment, and other facility changes based on recommendations by outside experts hired by the Company to advise on the Good Manufacturing Practices (“GMP”) qualification process for the vaccine facility. In September 2012, the China’s Ministry of Agriculture (“MOA”) physically inspected this facility and deemed the facility GMP compliant. Following physical inspection, the MOA’s inspection team recommended that the Office of the Working Committee proceed with Stage 2 of its GMP certification process.  On December 26, 2013, the MOA granted the GMP certificate for this new facility that is valid for five years, and the facility started to launch trial production in the quarter ended March 31, 2014. CIP of $2,462,966 was transferred to property, plant and equipment during the first quarter of 2014. The facility is currently in the process of applying for individual product permits from the government. During the third quarter, three vaccine production permits have been received from the government.

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

Jingzhou facility

In 2011, the Company started a facility improvement project to expand the veterinary medicine production capacity at the Jingzhou facility. The project includes plant construction and water supply and drainage and has an estimated total cost of $1,706,251, of which $1,213,713 had been incurred as of September 30, 2014. Due to the revision in the project blueprint to comply with GMP requirements, the project was temporarily halted. The project was resumed in the second quarter of 2014 and the Company expects it to be completed by the end of the first quarter of 2015.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Note 9 - CONSTRUCTION-IN-PROGRESS (Continued)

Kunshan facility

In 2011, the Company started a supporting project at the Kunshan micro-organism facility that includes the construction and installation of plumbing, sewer, electrical, HVAC, fire protection and alarm system, drainage, office, lab, road construction, parking, and landscaping. As of September 30, 2014, the construction and installation of these facilities was completed, inspected and accepted. However, the construction-in-progress of $5,353,997 has not been transferred to property, plant and equipment as the Kunshan micro-organism facility was not operational at this point. During the third quarter of 2013, the Company contracted with an unrelated third party to purchase machinery and equipment at a total consideration of approximately $9,410,148, of which $4,172,188 has been incurred and $1,037,562 was paid and was included in “Long-term prepayments” (note 10) as of September 30, 2014. The Company expects the purchase and installation of this equipment will be completed by the end of the fourth quarter of 2014.

No depreciation is provided for construction-in-progress until such time as the assets are completed and placed into service.

The construction projects the Company was in the progress of completing are as follows:

	Total in CIP as of
Project	September 30, 2014	Estimated Cost to Complete	Estimated Total Cost	Estimated Completion Date

Jingzhou veterinary medication facility	$1,213,713	$492,538	$1,706,251	First quarter of 2015

Kunshan micro-organism facility	9,526,185	5,237,960	14,764,145	Construction - completed, Installation of machinery and equipment – First quarter of 2015
Total	$10,739,898	$5,730,498	$16,470,396

As of September 30, 2014 and December 31, 2013, the Company had construction in progress amounting to $6,567,710 and $9,284,947, respectively.

Interest expense of $42,400 and $nil has been capitalized for construction in progress for the three months ended September 30, 2014 and 2013, respectively. Interest expense of $132,907 and $nil has been capitalized for construction in progress for the nine months ended September 30, 2014 and 2013, respectively.

Note 10 - LONG-TERM PREPAYMENTS

Long-term prepayments consist of the following:

	September 30, 2014	December 31, 2013
Deposits for equipment purchase and land use rights	$1,373,659	$3,871,228
Construction deposits	386,700	366,688
Prepayments for R&D project	364,000	389,556
Deposits for other	6,099	6,142
Long-term prepayments	$2,130,458	$4,633,614

Long-term prepayments for acquisitions	$3,250,000	$183,344

As of September 30, 2014 and December 31, 2013, refundable deposits for potential acquisitions totaled $3,250,000 and $183,344, respectively, all of which was held by an unrelated third party engaged to facilitate potential acquisition projects.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Note 11 – INTANGIBLE ASSETS

Intangible assets consist of the following:

	September 30, 2014	December 31, 2013
Land use rights	$4,915,627	$4,951,927
Technological know-how	2,600,000	2,619,200
Total	7,515,627	7,571,127
Less: accumulated amortization	(2,503,025)	(2,333,872)
Intangible assets, net	$5,012,602	$5,237,255

For the three months ended September 30, 2014 and 2013, amortization expense for intangibles assets amounted to $62,049 and $62,018, respectively. For the nine months ended September 30, 2014 and 2013, amortization expense for intangibles assets amounted to $186,513 and $184,496, respectively.

Amortization expense expected for the next five years and thereafter is as follows:

Years ending December 31,	Amount
2014	$62,086
2015	248,348
2016	248,348
2017	248,348
2018	248,348
Thereafter	3,957,124
Total	$5,012,602

As of September 30, 2014 and December 31, 2013, land use rights with a carrying amount of $3,164,209 and $1,529,960, respectively, were pledged against the Company’s short-term loans.

Note 12 – LOANS RECEIVABLE

On January 2, 2014, the Company entered a loan agreement with Shaanxi Feilong Logistics Co., Ltd., (“Feilong”), the Company’s major logistics provider, to lend up to $1,300,000 (RMB 8,000,000) to Feilong. This loan agreement expired on May 31, 2014 with an annual interest rate of 6%. During the nine months ended September 30, 2014, Feilong borrowed a total amount of $1,048,125 (RMB 6,450,000) from the Company.   Interest income earned on this unsecured loan amounted to $nil and $18,431 for the three and nine months ended September 30, 2014. The loan was fully repaid on June 25, 2014 and interest was fully repaid in August 2014.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

On April 16, 2013, the Company obtained a one year loan from May 27, 2013 to May 26, 2014 with Postal Savings Bank of China Xi’an Branch for $3,250,000 (RMB 20,000,000) at an annual interest rate determined by using the People's Bank of China floating benchmark lending rate over the same period plus 20% of that rate, which was 7.2% at September 30, 2014. This loan was guaranteed by Xi’an Investment and Financing Guarantee Co., Ltd., an unrelated party. For this guarantee, the Company was required to pay $58,500 (RMB 360,000) of fees to Xi’an Investment and Financing Guarantee Co., Ltd. and 10% of the loan or $325,000 (RMB 2,000,000) was required to be kept by Xi’an Investment and Financing Guarantee Co., Ltd. to serve as collateral until the loan is repaid. This loan was secured by the Company’s office buildings located in Xi’an, Shaanxi Province and the manufacturing equipment in Huxian County, with a total carrying value of $1,601,227 as of September 30, 2014. The Company’s Chairman and CEO, his wife, and two other company’s managers had provided personal guarantees to Xi’an Investment and Financing Guarantee Co., Ltd. for the repayment of the loan. On May 22, 2014, the loan was fully repaid. On June 4, 2014, the Company obtained a one year loan from June 10, 2014 to June 9, 2015 with Postal Savings Bank of China Xi’an Branch for $3,250,000 (RMB 20,000,000). The interest and security terms of this loan are identical to those of the loan that the Company repaid on May 22, 2014.

On June 13, 2013, the Company obtained a one year loan from June 20, 2013 to June 19, 2014 with Industrial and Commercial Bank of China (ICBC) Songzi Branch for $812,500 (RMB 5,000,000) at an annual interest rate determined by using the People's Bank of China floating benchmark lending rate over the same period plus 30% of that rate, which was 7.8% at September 30, 2014. The Company was originally required to keep 10% of the loan or $81,250 (RMB 500,000) with the bank as collateral. During the fourth quarter of 2013, the collateral was waived. This loan was secured by the Company’s buildings and land use rights in Jingzhou, Hubei Province. On June 19, 2014, the loan was fully repaid.

On April 14, 2014, the Company entered into a six-month Banker’s Acceptance agreement with Chang’an Bank for $7,800,000 (RMB 48,000,000) at a six-month interest rate of 3%. The Banker’s Acceptance was issued on April 21, 2014 and secured by pledged deposits placed with Chang’an Bank of $3,900,000 (RMB 24,000,000), and the Company’s land use rights and manufacturing plant located in Huxian County with a carrying value of $329,431 and $16,461,615 as of September 30, 2014, respectively. This Banker’s Acceptance was also personally guaranteed by the Company’s Chairman and CEO and his wife. The fee to cash the Banker’s Acceptance is 0.05% of the face value of this Banker’s Acceptance or $3,900 (RMB 24,000). Pursuant to this Bank’s Acceptance, loans of $7,800,000 (RMB 48,000,000) were drawn down as of April 21, 2014. On October 21, 2014, the loan was fully repaid and this Bank’s Acceptance was renewed for another six months with the same terms.

On May 7, 2014, the Company entered into a six-month Banker’s Acceptance agreement with Qishang Bank for $6,500,000 (RMB 40,000,000). The Banker’s Acceptance was issued on May 7, 2014 and secured by pledged deposits placed with Qishang Bank of $3,250,000 (RMB 20,000,000), the Company’s land use rights and manufacturing plant located in Kunshan with a carrying value of $2,834,779 and $3,532,308 as of September 30, 2014, respectively. This Banker’s Acceptance was also personally guaranteed by the Company’s Chairman and CEO and his wife. This loan is also guaranteed by Qinglong Ltd. of Huangling County, an unrelated party. The fee to cash the Banker’s Acceptance is 0.05% of the face value of this Banker’s Acceptance or $3,250 (RMB 20,000). Pursuant to this Bank’s Acceptance, loans of $6,500,000 (RMB 40,000,000) were drawn down as of May 7, 2014. The Banker’s Acceptance bears a six-month interest rate of 3% and interest was deducted from the loan proceeds when the loan was drawn down. The recipient of the loan proceeds is responsible for the interest costs. On November 7, 2014, the loan was fully repaid.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Note 13 – SHORT-TERM LOANS (Continued)

On September 10, 2013, the Company entered into a loan agreement with its Chairman and CEO. Under the agreement, the Chairman and CEO obtained a one year personal bank loan from September 12, 2013 to September 11, 2014 with Bank of Beijing of $1,625,000 (RMB 10,000,000) and lent the entire loan proceeds to the Company. The interest and repayment terms of the loan from the Chairman and CEO are identical to those of the personal bank loan. The annual interest rate is determined by using the prime rate over the same period plus 30% of that rate, which was 7.8% at the date that the loan was issued. The Company agrees to bear all the costs and expenses associated with the personal bank loan. The personal bank loan is guaranteed by Xi’an Investment and Financing Guarantee Co., Ltd. For this guarantee, the CEO is required to (i) pay $29,250 (RMB 180,000) of fees to Xi’an Investment and Financing Guarantee Co., Ltd. This cost has been paid and recorded as an expense of the Company using the effective interest method for the three and nine months ended September 30, 2014; and (ii) place 10% of the loan or $162,500 (RMB 1,000,000) at Xi’an Investment and Financing Guarantee Co., Ltd. to serve as collateral until the loan is repaid. The Company had placed such a deposit with Xi’an Investment and Financing Guarantee Co., Ltd. as of September 30, 2014. The personal bank loan is also secured by the Chairman and CEO’s real estate properties and the Company’s office buildings and machineries located in Xi’an. On August 7, 2014, the loan was fully repaid and was renewed for another year from August 15, 2014 to August 15, 2015 with the same terms.

Outstanding short-term loans consisted of the following:

	September 30, 2014		December 31, 2013			Interest
Bank	RMB	USD	RMB	USD	Due Date	Rate
Industrial Bank Co. Ltd. Xi’an Branch	-	$-	30,000,000	$4,911,000	01/15/14	6.60%
Postal Savings Bank of China Xi’an Branch	-	-	20,000,000	3,274,000	05/26/14	(2)
ICBC Songzi Branch	-	-	5,000,000	818,500	06/19/14	(1)
Postal Savings Bank of China Xi’an Branch	20,000,000	3,250,000	-	-	06/09/15	(2)
Chang'an Bank Xi’an Branch	48,000,000	7,800,000	-	-	10/21/14	(3)
Qishang Bank	40,000,000	6,500,000	-	-	11/07/14	(3)
	108,000,000	17,550,000	55,000,000	9,003,500

Related-party Individual – Chairman and CEO	-	-	10,000,000	1,637,000	09/11/14	7.8%
Related-party Individual – Chairman and CEO	10,000,000	1,625,000	-	-	08/15/15	(1)

Total	118,000,000	$19,175,000	65,000,000	$10,640,500

(1)	People's Bank of China floating benchmark lending rate over the same period plus 30%, which was 7.8% at September 30, 2014.
(2)	People's Bank of China floating benchmark lending rate over the same period plus 20%, which was 7.2% at September 30, 2014.
(3)	Six-month interest rate of 3%.

Interest expense incurred and associated with the short-term loans amounted to $206,692 and $213,133 for the three months ended September 30, 2014 and 2013, respectively. Interest expense incurred and associated with the short-term loans amounted to $509,980 and $517,899 for the nine months ended September 30, 2014 and 2013, respectively.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Note 14 - DEFERRED GOVERNMENT GRANTS

The subsidies for Good Manufacturing Practice projects were granted by Shaanxi provincial government and Xi’an municipal government which may require the subsidies to be repaid. As of September 30, 2014 and December 31, 2013, the subsidies were RMB2,500,000, equivalent to $406,250 and $409,250, respectively.

The subsidies granted by Xi’an City Science and Technology Bureau and Xi’an City High-Tech Industrial Development Zone are required to be used exclusively for the fish disease multi associated anti-idiotypic monoclonal antibody vaccine project during the development period from January 2012 through December 2014. As of September 30, 2014 and December 31, 2013, 70% of the subsidies or RMB4,200,000, equivalent to $682,500 and $687,540, respectively had been received and RMB3,000,000 equivalent to $487,500 and $491,100 has been expensed on this project and were accounted for as an offset against deferred government grant as of September 30, 2014 and December 31, 2013, respectively.

The interest subsidies granted by Xi’an municipal government were required to be used exclusively for the chicken coccidia vaccine project in the third quarter of 2013. As of September 30, 2014 and December 31, 2013, the subsidies of RMB1,200,000, equivalent to $195,000 and $196,440 had been received and nil has been expensed on this project.

Note 15 - CAPITAL TRANSACTIONS

Equity Compensation Plan

On December 8, 2009, the Company’s board of directors approved a stock incentive plan for officers, directors, employees and consultants entitled the “Skystar Bio-Pharmaceutical Company 2010 Stock Incentive Plan” (the “2010 Plan”). The maximum number of shares that may be issued under the 2010 Plan is 700,000 shares of common stock. The 2010 Plan was approved by the Company’s stockholders on December 31, 2009, and awards may be granted thereunder until December 7, 2019. On May 4, 2012, the Board approved common stock grants in the total amount of 442,881 shares to the Company’s employees and members of the Board of Directors, all of which grants were made pursuant to the terms and provisions of the Plan. As of September 30, 2014 and December 31, 2013, there are 143,119 shares and 247,119 shares of the Company’s common stock remaining available for future issuance under the Plan, respectively. As of September 30, 2014 and December 31, 2013, there are 36,168 shares and 70,112 shares, respectively, vested pending to be issued as follows:

On March 10, 2013, the Company entered into an agreement with a non-executive director to grant him restricted common stock under the Company’s 2010 Stock Incentive Plan, vested in quarterly installments of 7,000 shares each. The agreement shall continue until the director terminates it upon not less than 30 days’ written notice to the Company. The Board of Directors approved his agreement with the Company on March 10, 2014. On August 14, 2014, the Company issued 63,000 shares of the Company’s common stock to this non-executive director. As of September 30, 2014 and December 31, 2013, 7,000 shares and 49,000 shares, respectively, were vested and to be issued to this non-executive director.

On May 26, 2009, the Company agreed to issue 5,556 shares of common stock to a director at the beginning of each term of his directorship, which runs from May 26 to May 25 the following year. In accordance with the agreement between the Company and this director, this director must continue to serve as a member of the Board until his successor is duly elected and qualified in order to receive the shares. As of September 30, 2014 and December 31, 2013, 16,668 shares and 11,112 shares, respectively, were vested and to be issued to this non-executive director.

On July 29, 2012, the Company entered into another one-year employment agreement with the CFO effective July 29, 2012. Under the agreement, he is entitled to receive an aggregate 8,000 shares of common stock, vested in four equal quarterly installments of 2,000 shares which shall be issuable on each three-month anniversary thereof. The closing price per share of the stock on the next business day of the grant date was $2.17. On July 29, 2013, the Company entered into another one-year employment agreement with the CFO effective July 29, 2013. Under the agreement, he is entitled to receive an aggregate 8,000 shares of common stock, vested in four equal quarterly installments of 2,000 shares. The closing price per share of the stock on the next business day of the grant date in 2013 and 2012 was $1.37 and $2.17 respectively. The Board of Directors ratified and approved the CFO’s employment agreement with the Company on March 10, 2014. On July 29, 2014, the Company entered into a three-year employment agreement with the CFO effective July 29, 2014. Under the agreement, he is entitled to receive an aggregate 8,000 shares of common stock annually, vested in four equal quarterly installments of 2,000 shares. The closing price per share of the stock on the grant date in 2014 was $5.18. On August 14, 2014, the Company issued 16,000 shares of the Company’s common stock to the CFO. As of September 30, 2014 and December 31, 2013, nil shares and 10,000 shares, respectively, were vested and to be issued to this executive.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Note 15 - CAPITAL TRANSACTIONS (Continued)

The Company entered into a five-year employment agreement with its Chief Executive Officer on May 5, 2008. After the agreement expired on December 31, 2013, the Company renewed the employment agreement with its Chief Executive Officer for another five year period effective January 1, 2014. Under the agreement, he is entitled to receive an aggregate 50,000 shares of common stock, vested in four equal quarterly installments of 12,500 shares, per year. The closing price per share of the stock on the next business day of each of the grant date in 2014 was $3.59. The Board of Directors ratified and approved the CEO’s employment agreement with the Company on March 10, 2014. On August 18, 2014, the Company issued 25,000 shares of the Company’s common stock to the CEO. As of September 30, 2014, 12,500 shares were vested and to be issued to this executive.

A summary of changes in the Company’s non-vested shares for the year follows:

Non-vested Shares
Non-vested at January 1, 2013	6,000
Granted	69,556
Vested	(62,556)
Forfeited	-
Non-vested at December 31, 2013	13,000
Granted	293,556
Vested	(70,056)
Forfeited	-
Non-vested at September 30, 2014	236,500

As of September 30, 2014, there was $887,195 of total unrecognized compensation costs related to non-vested shares granted.  The total fair value of shares vested during the three months ended September 30, 2014 and 2013 was $54,293 and $4,340, respectively, based on the closing price of the Company’s common stock on the next business day of the grant date. The total fair value of shares vested during the nine months ended September 30, 2014 and 2013 was $209,523 and $13,020, respectively, based on the closing price of the Company’s common stock on the next business day of the grant date.

Purchase Options

In connection with the 2009 equity offering, the Company granted 140,000 common stock purchase options to five designees of the Underwriters with a vesting date of September 30, 2010. The options were exercisable from June 30, 2010 to June 30, 2014, and each option is exercisable for one share of the Company’s common stock at an exercise price at $8.11 per share. As of December 31, 2013, 140,000 common stock purchase options remained outstanding. As of September 30, 2014, all 140,000 common stock purchase options expired and unexercised.

Outstanding purchase options do not trade in an active securities market, and as such, the Company estimated the fair value of these purchase options using the Black-Scholes Option Pricing Model (“Black-Scholes Model”) using the following assumptions:

Purchase Options
December 31, 2013
Stock price	$3.51
Exercise price	$8.11
Annual dividend yield	-
Expected term (years)	0.50
Risk-free interest rate	0.10%
Expected volatility	125%
Option value	$0.45

The fair value of the 140,000 purchase options outstanding as of December 31, 2013 was determined using the Black-Scholes Model, utilizing level 2 inputs, and the change was recorded in earnings. The Company recognized a loss of $nil and $205,758 from the change in fair value of these purchase options for the three months ended September 30, 2014 and 2013, respectively. The Company recognized a gain of $62,440 and a loss of $200,158 from the change in fair value of these purchase options for the nine months ended September 30, 2014 and 2013, respectively.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Note 15 - CAPITAL TRANSACTIONS (Continued)

Sale of Common Stock, Preferred Stock and Warrants

On July 18, 2014, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (the “Certificate of Designation”) (the “Series C Preferred Stock”) with the Secretary of State of the State of Nevada, establishing and designating the Series C Preferred Stock. Each share of Series C Preferred Stock has a par value of $0.001 per share and a stated value of $1,000. The Series C Preferred Stock is not redeemable and does not have any liquidation preference. No dividends will be paid on shares of Series C Preferred Stock. Except as required by law, holders of the Series C Preferred Stock do not have rights to vote on any matters, questions or proceedings, including the election of directors. Subject to certain ownership limitations as described below, each share of the Series C Preferred Stock is convertible at any time at the option of the holder into shares of the Company’s common stock at a conversion ratio determined by dividing the stated value of the Series C Preferred Stock (or $1,000) by a conversion price of $5.06 per share. The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. Subject to limited exceptions, a holder of shares of Series C Preferred Stock will not have the right to convert any portion of its Series C Preferred Stock if the holder, together with its affiliates, would beneficially own in excess of 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to its conversion.

On July 15, 2014, the Company entered into a Securities Purchase Agreement with an institutional investor (the “SPA”), pursuant to which the Company agreed to sell an aggregate of $5 million of registered securities of the Company in a registered direct offering.  Pursuant to the terms of the SPA, the investor purchased from the Company 790,514 shares of common stock, 1,000 shares of Series C Preferred Stock and warrants to purchase up to 247,036 shares of common stock.  Each share of common stock, accompanied by a warrant to purchase up to 0.25 shares of common stock at an exercise price of $6.25 per share, was sold at $5.06 with a maximum offering of $4 million. Each share of Series C Preferred Stock, accompanied by a warrant to purchase up to 25% of the shares of common stock issuable upon conversion of the Series C Preferred Stock at an exercise price of $6.25 per share (collectively the “Investor Warrants”), was sold at $1,000. The Series C Preferred stock has an aggregate stated value of $1 million and a conversion price of $5.06 and carries no dividend rights.  The Investor Warrants have an exercise price of $6.25 per share, will be exercisable six months following issuance and will expire twelve months from the initial exercise date.

As of September 30, 2014, the Series C Preferred Stock can be convertible into 197,628 shares of common stock and none of the Series C Preferred Stock was converted into common stock. Subsequently on November 7, 2014, the Series C Preferred Stock was converted into 197,628 shares of common stock.

In addition, the placement agent for this transaction also received a cash fee, equal to 6.4% of the aggregate gross proceeds raised in each offering, and warrants for the purchase of up to 3% of the aggregate number of shares of common stock placed in the offering (“Placement Agent Warrants”). The Placement Agent Warrants have the same terms as the Investor Warrants, except that the Placement Agent Warrants have an exercise price equal to 125% of the per share public offering price (ie $6.325 per share) and have a term of exercise equal to 30 months from the effective date of the registration statement used in connection with the offering. The offering was closed on July 21, 2014, and net proceeds of $4,501,870 (net of issuance expenses of $498,130) were received.

Accounting for Common Stock, Series C Preferred Stock and Warrants

The Series C Preferred Stock is not entitled to dividends, has no voting rights, is not redeemable and has no liquidation preference. As such, it would appear to be, in effect, equivalent to common stock (except as of September 30, 2014, absent conversion, it would not receive any dividends that may be paid on the common stock). Accordingly, for the purpose of allocating a portion of the proceeds received to be the Preferred Stock, it was valued as if it were common stock.

The warrants are denominated in a currency (U.S. dollar) that is different from the Company’s functional currency (Renminbi). Therefore, in accordance with ASC 815 Derivatives and Hedging, they are accounted for as derivative liabilities in the consolidated balance sheets, to be measured at fair value for at each reporting period, with changes reflected in earnings, until they are exercised or expired.

Gross proceeds are first allocated the initial fair value of the freestanding derivative instruments (ie the Investor Warrants). The remaining proceeds are allocated between the common Stock and the Series C Preferred Stock based on the relative numbers of common stock underlying these equity instruments. The related issuance expenses, including the placement agent cash fees, legal fees, the initial fair value of the Placement Agent Warrants, etc, were allocated between the equity instruments and the Investor Warrants based on the proceeds allocated to these instruments. Expenses related to the issuance of equity instruments were charged to paid-in capital. Expenses related to issuance of the derivative instruments were expensed upon issuance.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Note 15 - CAPITAL TRANSACTIONS (Continued)

The warrants do not trade in an active securities market, and as such, the Company estimated the fair value of these warrants using a binomial option pricing model using the following assumptions:

	September 30, 2014		July 21, 2014
	Investor Warrants	Placement Agent Warrants	Investor Warrants	Placement Agent Warrants

Stock price	$4.19	$4.19	$5.32	$5.32
Exercise price	$6.25	$6.325	$6.25	$6.325
Annual dividend yield	-	-	-	-
Expected term (years)	1.31	2.31	1.50	2.50
Risk-free interest rate	0.08%	0.24%	0.10%	0.25%
Expected volatility	62%	74%	81%	82%
Fair Value	$154,310	$39,207	$438,350	$69,824

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

As required by the FASB’s accounting standards, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The fair value of the warrants was determined using a binomial option pricing model, utilizing level 3 inputs.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

Note 17 – TAXES

Provision for income taxes consisted of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013

PRC income taxes
Current	$1,021,544	$1,121,595	$2,147,041	$2,139,636
Deferred	(308,610)	(339,618)	(321,691)	(339,618)
Total	$712,934	$781,977	$1,825,350	$1,800,018

Skystar is subject to United States federal income tax. Skystar Cayman is a tax-exempt company incorporated in the Cayman Islands. Fortune Time did not have any assessable profits arising in or derived from Hong Kong for the three and nine months ended September 30, 2014 and 2013, and accordingly no provision for Hong Kong profits tax was made in these periods.

The Company’s subsidiaries and VIEs are subject to the PRC’s Enterprise Income Tax. Pursuant to the PRC Income Tax Laws, Enterprise Income Tax is generally imposed at a statutory rate of 25%. Xi’an Tianxing has been approved as a new technology enterprise, and under PRC Income Tax Laws is entitled to a preferential tax rate of 15%.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three and nine months ended September 30, 2014 and 2013:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
U.S. Statutory rate	34.0%	34.0%	34.0%	34.0%
Foreign income not recognized in the U.S.	(34.0)	(34.0)	(34.0)	(34.0)
China income tax rate	25.0	25.0	25.0	25.0
China income tax exemption	(10.0)	(10.0)	(10.0)	(10.0)
Valuation allowance on tax loss	0.8	0.7	1.3	1.3
Other items (1)	(3.1)	1.6	1.0	1.7
Total provision for income taxes	12.7%	17.3%	17.3%	18.0%

(1)	Other items are primarily for operating expenses (income) incurred by Skystar that are not deductible (taxable) in the PRC, expenses incurred by other subsidiaries that are not deductible on the consolidated level, the difference of taxable income under US GAAP rather than Chinese GAAP, and the difference of Enterprise Income Tax imposed at a statutory rate of 25% rather than preferential tax rate of 15% on the income from the subsidiaries other than Xi’an Tianxing, which resulted in a decrease in the effective tax rate of 2.3% and an increase of 2.3% for the three months ended September 30, 2014 and 2013, respectively, and an increase in the effective tax rate of 2.3% and 3.0% for the nine months ended September 30, 2014 and 2013, respectively.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Note 17 – TAXES (Continued)

Other items consisted of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Income taxed at statutory rate	(3.5)%	(0.5)%	(0.5)%	(0.2)%
Share based compensation	0.1	-	0.3	-
Change in fair value of derivative liabilities	(0.8)	0.7	(0.5)	0.3
Non-deductible expenses	1.1	1.4	1.7	1.6
Total other items	(3.1)%	1.6%	1.0%	1.7%

Deferred tax assets

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

	September 30, 2014	December 31, 2013
Current assets
Allowance on doubtful debts	$630,800	$150,560
Accrued expenses	52,210	213,865
Valuation allowance	-	-
Total	$683,010	$364,425

	September 30, 2014	December 31, 2013
Non-current assets
Net operating loss carried forward	$3,389,699	$2,823,528
Valuation allowance	(3,389,699)	(2,823,528)
Total	$-	$-

As of September 30, 2014 and December 31, 2013, the estimated net operating loss carry forwards of Skystar for U.S. income tax purposes amounted to $5,475,844 and $4,942,557, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, beginning in 2025 and through 2033. As of September 30, 2014 and December 31, 2013, the estimated net operating loss carry forwards of Skystar for PRC income tax purposes amounted to $5,802,170 and $4,572,233, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2018. Management believes that the realization of the tax benefits arising from these losses appears to be uncertain due to the Company’s limited operating history and continuing losses for U.S. and PRC income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at September 30, 2014 and December 31, 2013. The Company’s management reviews this valuation allowance periodically and makes adjustments as necessary.

The Company did not provide for deferred income taxes and foreign withholding taxes on the cumulative undistributed earnings of foreign subsidiaries as of September 30, 2014 and December 31, 2013 of approximately $61.2 million and $50.9 million, respectively. The cumulative undistributed earnings of foreign subsidiaries were included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes or applicable withholding taxes, related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if management concluded that such earnings will be remitted in the future.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Note 17 – TAXES (Continued)

Taxes payable consisted of the following:

	September 30, 2014	December 31, 2013
Income taxes	$1,453,341	$662,811
Value added taxes	5,714,816	576,603
Other taxes	798,416	76,072
Total	$7,966,573	$1,315,486

Note 18 - EARNINGS PER SHARE

The following is the calculation of earnings per share:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Net income	$4,909,453	$3,734,197	$8,695,663	$8,197,811

Weighted average shares used in basic computation	8,487,425	7,617,726	7,957,506	7,615,733
Effect of dilutive potential non-vested common shares	87,037	-	92,853	-
Weighted average shares used in diluted computation	8,574,462	7,617,726	8,050,359	7,615,733

Earnings per share:
Basic	$0.58	$0.49	$1.09	$1.08
Diluted	$0.57	$0.49	$1.08	$1.08

For the three and nine months ended September 30, 2013, the outstanding 140,000 options were excluded from the diluted earnings per share calculation as they are anti-dilutive as the average stock price was less than the exercise prices of the options.

For the three and nine months ended September 30, 2013, the outstanding 8,000 non-vested shares were excluded from the diluted earnings per share calculation as they were anti-dilutive.

For the three and nine months ended September 30, 2014, the outstanding 276,680 investors and placement agent warrants were excluded from the diluted earnings per share calculation as they are anti-dilutive as the average stock price was less than the exercise prices of the warrants.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Note 19 - RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

Amounts payable to related parties are summarized as follows:

	September 30, 2014	December 31, 2013
Amounts due to related parties
Weibing Lu – CEO (1)	$2,410,490	$857,012
Bing Mei – CFO (3)	35,188	41,283
Scott Cramer – non-executive director and shareholder (2)	7,844	300,203
Directors, shareholders and other related parties (4)	506,097	163,050
Total	$2,959,619	$1,361,548

(1)	As of September 30, 2014 and December 31, 2013, the Company had unpaid reimbursements, compensation, interest expenses of Bank of Beijing (note 13) and advances for business expenses due to Weibing Lu valued at $2,410,490 and $857,012, respectively.

(2)	As of September 30, 2014 and December 31, 2013, the Company had unpaid reimbursements and compensation due to Scott Cramer valued at $7,844 and $300,203, respectively. On March 10, 2014, the Board of Directors, including all of the independent members of the Board, reviewed and approved the terms of Mr. Cramer’s Consulting Services Agreement with the Company pursuant to which the Company would continue employing him as its US representative in consideration of (i) a quarterly cash fee of $7,500, (ii) 7,000 restricted shares of the Company’s common stock issuable on a quarterly basis pursuant to the Company’s 2010 Stock Incentive Plan (note 15), and (iii) reimbursement of out of pocket expenses. In addition, Mr. Cramer agreed to pay certain invoices of the Company to its vendors (and the Company agreed to reimburse Mr. Cramer) in the form of a no interest bearing loan in the aggregate amount of approximately $250,000.

(3)	As of September 30, 2014 and December 31, 2013, the Company had unpaid reimbursements and compensation due to Bing Mei valued at $35,188 and $41,283, respectively.

(4)	The amounts due to directors, shareholders and other related parties at September 30, 2014 and December 31, 2013 include unpaid reimbursements to and advances from other related parties for business expenses.

Also refer to Notes 13, 15 and 20 for other related party transactions and arrangements.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Note 20 - COMMITMENTS AND CONTINGENCIES

(a)  Lease commitments

The Company recognizes lease expense on the straight-line basis over the term of the lease.

The Company entered into a tenancy agreement for the lease of factory premises of Xi’an Tianxing in Sanqiao for a period of ten years from October 1, 2004 to December 31, 2014. The annual rent for the factory premises is subject to a 10% increase every two years starting October 1, 2009. As of September 30, 2014, the annual rent for the factory premises was approximately $22,808 (RMB 140,360).

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

The Company entered into a one year tenancy agreement for an office lease in Kunshan, Jiangsu Province from April 15, 2013 to April 14, 2014 with a one-year rent of approximately $3,830 (RMB 23,536). On April 17, 2014, the Company entered into an another one-year tenancy agreement for this office from April 15, 2014 to April 14, 2015 with a one-year rent of approximately $3,695 (RMB 22,736).

The Company entered into a tenancy agreement for the lease of warehouse premises in Xi’an for a period of three years from July 20, 2011 to July 19, 2014 with an annual rent of approximately $38,188 (RMB 235,000) subject to a 10% increase every two years starting July 20, 2013. On July 20, 2014, the Company entered into an another three-year tenancy agreement for this warehouse from July 20, 2014 to July 19, 2017 with a one-year rent of approximately $50,050 (RMB 308,000) subject to a 5% increase every two years starting July 20, 2016.

The Company entered into a tenancy agreement for the lease of a sales office in Jingzhou, Hubei Province for a period of five years from April 18, 2012 to April 17, 2017 with an annual rent of approximately $8,775 (RMB 54,000) for the first three years subject to increase during last two years.

The minimum future lease payments for the next five years and thereafter are as follows:

Period	Unrelated third parties	Related parties	Total
Year ending December 31, 2014	$21,332	$13,163	$34,495
Year ending December 31, 2015	59,749	52,650	112,399
Year ending December 31, 2016	60,076	52,650	112,726
Year ending December 31, 2017 and thereafter	28,470	13,650	42,120
Total	$169,627	$132,113	$301,740

Rental expense to unrelated third parties for the three months ended September 30, 2014 and 2013 amounted to $23,614 and $15,570, respectively. Rental expense to unrelated third parties for the nine months ended September 30, 2014 and 2013 amounted to $62,252 and $46,569, respectively.

Rental expense to related third parties for the three months ended September 30, 2014 and 2013 amounted to $13,154 and $13,038, respectively. Rental expense to related third parties for the nine months ended September 30, 2014 and 2013 amounted to $39,541 and $39,113, respectively.

(b)  Legal proceedings

From time to time, the Company is involved in legal matters arising in the ordinary course of business. Management currently is not aware of any legal matters or pending litigation that would have a significant effect on the Company’s condensed consolidated financial statements as of September 30, 2014.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Note 20 - COMMITMENTS AND CONTINGENCIES (Continued)

(c) R&D project

In 2008, Xi’an Tianxing contracted with Northwestern Agricultural Technology University to work jointly on an R&D project concerning the application of nano-technology in the prevention of major milk cow disease. The total projected budget for this project is approximately $650,000 (RMB 4,000,000), which is to be paid according to completed stages of the project. The project reached trial stage in September 2009. As of September 30, 2014, the Company has incurred approximately $568,750 (RMB 3,500,000) of cumulative expenses relating to this project.

In 2009, Xi’an Tianxing contracted with the Fourth Military Medical University to jointly work on an R&D project on fish diseases linked immunosorbent detection kit and fish diseases multi-linked monoclonal antibody therapeutic agents. The contracted amount for this project is approximately $975,000 (RMB 6,000,000). As of September 30, 2014, the Company has incurred approximately $845,000 (RMB 5,200,000) of cumulative expenses relating to this project.

During the first quarter of 2011, Xi’an Tianxing contracted with the Fourth Military Medical University to jointly work on an R&D project to develop new treatment and diagnosis method for Mycoplasmal pneumonia of swine. The project term is from January 2011 through September 2013. The cost to the Company for the initial phase is approximately $325,000 (RMB 2,000,000). As of September 30, 2014, the project was extended for clinical trials and the Company has incurred approximately $243,750 (RMB 1,500,000). The project is expected to be completed by the end of 2015.

During the fourth quarter of 2012, Xi’an Tianxing launched eight in-house R&D projects as set forth in the following table. As of September 30, 2014, the Company incurred all the budget expenses and these projects were still under development.

During the second quarter of 2013, Xi’an Tianxing launched an R&D project to develop monoclonal antibody vaccine to prevent common fish skin disease. The cost to the Company for this project is approximately $568,750 (RMB 3,500,000). As of September 30, 2014, the Company has incurred $487,500 (RMB 3,000,000) and this project is still under development.

During the third quarter of 2013, Xi’an Tianxing launched an R&D project to develop livestock and avian disease multi-joint yolk antibody therapeutic agents and contracted with Lantian County Chicken Farm to test the effect of its developed agents. The project is expected to be completed by the end of 2014. The total projected budget for this project is approximately $715,000 (RMB 4,400,000). As of September 30, 2014, the Company has incurred $650,000 (RMB 4,000,000) and this project is still under development.

During the second quarter of 2014, Xi’an Tianxing launched various R&D projects to develop veterinary medications such as sulfamonomethoxine pyrimidine sodium Injection / soluble powder, clindamycin hydrochloride injection / soluble powder, sulfachloropyridazine sodium hydrochloride soluble powder, and minjection of neostigmine. The costs to the Company for these projects were approximately $672,240 (RMB 4,136,858). As of September 30, 2014, the Company incurred all the budget expenses. These projects are expected to be completed by the end of 2014.

In addition, the Company also launched various R&D projects on veterinary products formula adjustment, pet drug development, fermentation engineering design and development, GMP inspection trial production tests and lab tests. As of September 30, 2014, $1,846,657 (RMB 11,364,042) has been incurred related to these projects and lab tests.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Note 20 - COMMITMENTS AND CONTINGENCIES (Continued)

(c) R&D project (Continued)

R&D projects are summarized as follows:

Project	Amount incurred as of 09/30/2014	Amount expected to be incurred	Total amount of project
Project with Northwestern Agricultural Technology University

Application of nano-technology in the prevention of major milk cow disease	$568,750	$81,250	$650,000

Project with the Fourth Military Medical University
Fish diseases linked immunosorbent detection kit and fish diseases Multi-linked monoclonal antibody therapeutic agents	845,000	130,000	975,000
New treatment and diagnosis method for Mycoplasmal pneumonia of swine	243,750	81,250	325,000

In-house R&D projects during 2012:
Oral liquid products R&D and field trials	162,500	-	162,500
Powder for injection products R&D and field trials	162,500	-	162,500
Vitamin E injection product development	81,250	-	81,250
Anthelmintic product development	81,250	-	81,250
Three disease grams product development	81,250	-	81,250
Premixes class product development	81,250	-	81,250
Bulk powder products development	81,250	-	81,250
Livestock and fish diseases immunoassay kit development	406,250	-	406,250

In-house R&D projects during 2013:
Fish monoclonal antibody vaccine	487,500	81,250	568,750
Livestock and avian disease multi-joint yolk antibody therapeutic agents	650,000	65,000	715,000

In-house R&D projects during 2014:
Sulfamonomethoxine pyrimidine sodium Injection /soluble powder, Clindamycin hydrochloride injection /soluble powder, Sulfachloropyridazine sodium hydrochloride soluble powder, and Minjection of neostigmine	672,240	-	672,240

Other projects for veterinary products formula adjustment, pet drug development, fermentation engineering design and development, GMP inspection trial production tests and other lab tests	1,846,657	16,250	1,862,907
Total	$6,451,397	$455,000	$6,906,397

All payments made for R&D projects have been expensed as incurred.

(d) Registered capital commitment

Skystar Kunshan’s remaining registered capital of $12,750,000 was originally required to be invested by May 7, 2012. On March 26, 2014, the Company received the approval of extension for payment of the remaining registered capital to May 6, 2015. On July 30, 2014 and August 28, 2014, the Company injected $3,000,500 and $400,000 of capital by cash to this entity.

SKYSTAR BIO-PHARMACEUTICAL COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Note 20 - COMMITMENTS AND CONTINGENCIES (Continued)

(e) Capital commitment

The Company’s commitments for capital expenditure as of September 30, 2014 are as follows:

Contracted but not accrued for:
Kunshan micro-organism facility	$4,031,397
Jingzhou veterinary medication facility	492,538
Purchase of machinery and construction (Note 9)	$4,523,935

Note 21 – SEGEMENT INFORMATION

The Company currently engages in one business segment, the research, development, production, marketing and sales of veterinary healthcare and medical care products. The Company’s revenues and cost of revenues by product line were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013

Revenue
Veterinary Medications	$10,325,506	$9,828,431	$23,774,474	$19,567,721
Micro-organism	7,069,929	4,946,687	13,445,737	10,644,982
Feed Additives	956,144	610,082	2,062,501	1,410,531
Vaccines	1,114	607,208	142,174	1,235,060
Total Revenue	18,352,693	15,992,408	39,424,886	32,858,294

Cost of Revenue
Veterinary Medications	5,873,199	5,826,896	14,157,589	11,672,910
Micro-organism	3,118,953	1,416,068	5,944,738	3,182,984
Feed Additives	597,641	466,490	1,303,306	1,081,010
Vaccines	132	69,237	74,680	150,497
Total Cost of Revenue	9,589,925	7,778,691	21,480,313	16,087,401
Gross Profit	$8,762,768	$8,213,717	$17,944,573	$16,770,893

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

On May 7, 2010, Fortunate Time formed Skystar Biotechnology (Kunshan) Co., Limited (“Skystar Kunshan”) in Kunshan, Jiangsu Province, China with a registered capital of $15,000,000, of which $2,250,000 was paid by Fortunate Time in cash. On March 26, 2014, the Company received the government approval of extension for payment of the remaining registered capital of $12,750,000 by May 6, 2015. Skystar Kunshan was formed in connection with an acquisition of assets to meet part of the registered capital requirements, and was intended to be a micro-organism manufacturing facility for the Company once the acquisition was complete. The asset acquisition was completed in September 2011. On July 30, 2014 and August 28, 2014, the Company injected $3,000,500 and $400,000 of capital by cash to this entity, respectively.

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

Results of Operations – Three Months ended September 30, 2014 and 2013

The following table summarizes our results of operations for the three months ended September 30, 2014 and 2013.

	Three Months Ended September 30,
	2014		2013
	Amount	% of total revenue	Amount	% of total revenue
Revenue	$18,352,693	100.0%	$15,992,408	100.0%
Gross Profit	$8,762,768	47.7%	$8,213,717	51.4%
Operating Expenses	$3,363,194	18.3%	$3,476,016	21.7%
Income from Operations	$5,399,574	29.4%	$4,737,701	29.7%
Other Income (Expense)	$222,813	1.2%	$(221,527)	(1.4)%
Income Tax Expenses	$712,934	3.9%	$781,977	4.9%
Net Income	$4,909,453	26.7%	$3,734,197	23.4%

Revenues.   All of our revenues are derived from the sale of veterinary healthcare and medical care products in the PRC.  For the three months ended September 30, 2014, we had revenues of $18,352,693 as compared to revenues of $15,992,408 for the three months ended September 30, 2013, an increase of $2,360,285 or 14.8%.  We generate revenue from sales of four product lines: veterinary medications, micro-organism, feed additives, and vaccines.  The average selling prices of our products decreased 7.0% in the three months ended September 30, 2014 compared to the same period of 2013, which is largely due to the change of composition of product sales. The increase in revenue was mainly due to the increase of sales volume.

Revenue — Veterinary Medication. Revenue from sales of our veterinary medications increased by $497,075 or 5.1%, from $9,828,431 for the three months ended September 30, 2013 to $10,325,506 for the three months ended September 30, 2014. This modest year-to-year growth in sales was primarily the result of our increased sales efforts and a stabilized veterinary drug market in China with no major large-scale epidemic outbreak this year. We have two veterinary medication plants located in Huxian and Jingzhou, with Huxian historically being our main facility. Of the total revenues from veterinary medications during the three months ended September 30, 2014, approximately 85.8% of total revenue resulted from the sale of products from the Huxian facility. In October, as required by the local environmental protection department,  Huxian facility was in a process of replacing its coal boiler with a natural gas one. As a result, the manufacturing of certain verterinary products was affected and production for these products were temporarily suspended. We expect to finish the project and resume our production in early December. The revenue from sales of veterinary medication products was the largest revenue contributor for the entire company and contributed 56.3% of total revenue during the three months ended September 30, 2014. The average selling prices of our products decreased 12.4% in the three months ended September 30, 2014 compared to the same period of 2013. The increase in revenue was mainly due to the increase of sales volume of our products with a lower average selling price.

Revenue — Micro-Organism. Revenue from sales of our micro-organism products increased by $2,123,242 or 42.9% from $4,946,687 for the three months ended September 30, 2013 to $7,069,929 for the three months ended September 30, 2014. The increase was primarily due to increased market demand for our improved products with better efficacy of prevention of disease and healthcare of livestock and poultry. Currently, we have a micro-organism plant located in Sanqiao. The average selling prices of our products decreased 7.8% in the three months ended September 30, 2014 compared to the same period of 2013. The increase in revenue was mainly due to the increase of sales volume.

Revenue — Feed Additives. Revenue from sales of our feed additives product line increased by $346,062 or 56.7% from $610,082 for the three months ended September 30, 2013 to $956,144 for the three months ended September 30, 2014. The increase was primarily the result of newly implemented sales strategy to bundle the feed additives products with our other best-selling products to promote the sales of feed additive products. Currently, we have a feed additive plant located in Sanqiao. The average selling prices of our feed additive products for the three months ended September 30, 2014 have not materially changed from last year. The increase in revenue was mainly due to the increase of sales volume.

Revenue — Vaccines. Revenue from sales of our vaccines decreased by $606,094 or 99.8% from $607,208 for the three months ended September 30, 2013 to $1,114 for the three months ended September 30, 2014. The significant decrease was primarily the impact of our transition from small scale lab production to large scale factory manufacturing as our new state-of-art vaccine facility has been completed and certified by the Chinese GMP standard. We currently no longer produce vaccine products in our lab. We received three vaccine production permits from the government in the third quarter and the manufacturing of these approved vaccines has been launched in our new facility at the date of this report. According to MOA's requirements for the sale of vaccine products in China, a sample from each batch of vaccine must be randomly chosen and submitted to MOA for inspection before commercial sales can be taken place. The approval period is around 20 to 30 days. As a result, the newly approved vaccine products manufactured in this facility were still under the Government's inspection and no sales occurred during the third quarter for these products. The average selling prices of our vaccine products increased approximately 27.3% for the three months ended September 30, 2014 compared to those in 2013. The decrease in revenue was primarily due to the decrease of sales volume.

Cost of Sales.   Cost of sales was $9,589,925 for the three months ended September 30, 2014, as compared to $7,778,691 for the three months ended September 30, 2013, an increase of $1,811,234 or 23.3%, as a result of the increased sales. For the three months ended September 30, 2014, raw material costs comprised the majority or approximately 81.0% of total cost of sales, packing material costs comprised approximately 16.4% of the total cost of sales, and labor costs and manufacturing overhead comprised approximately 2.6% of the total cost of sales. The decreased gross margin for the three months ended September 30, 2014 was mainly because the majority of our revenue during the three months came from the less profitable veterinary medications product line.

Cost of Sales — Veterinary Medications.   Cost of sales of our veterinary medications product line increased from $5,826,896 for the three months ended September 30, 2013 to $5,873,199 for the three months ended September 30, 2014, an increase of $46,303 or 0.8%.  This increase was mainly due to the increase in corresponding sales. Cost of sales of veterinary medications product line comprised 61.2% of total cost of sales for the three months ended September 30, 2014.

Cost of Sales — Micro-Organism.   Cost of sales of our micro-organism product line increased from $1,416,068 for the three months ended September 30, 2013 to $3,118,953 for the three months ended September 30, 2014, an increase of $1,702,885 or 120.3%.  This increase was significantly higher than the 42.9% of increase in sales. The increase was mainly due to the changes in the production formula aimed to improve the product efficacy for some of our micro-organism products to promote sales, which significantly increased our unit raw material costs to produce these micro-organism products as compared to last year.

Cost of Sales — Feed Additives.   Cost of sales of our feed additives product line increased from $466,490 for the three months ended September 30, 2013 to $597,641 for the three months ended September 30, 2014, an increase of $131,151 or 28.1%.  This increase in cost of sales was mainly due to the corresponding increase in feed additive sales. The changes in the production formula and better quality of the raw materials used in production helped us partially offset the increase of cost of sales during the third quarter of 2014.

Cost of Sales — Vaccines.   Cost of sales of our vaccines product line decreased from $69,237 for the three months ended September 30, 2013 to $132 for the three months ended September 30, 2014, a decrease of $69,105 or 99.8%.  This decrease was the result of the corresponding decrease of vaccine product sales.

Operating Expenses

	Three Months Ended September 30,
	2014		2013
	Amount	% of total revenue	Amount	% of total revenue
Operating Expenses
Research and Development Costs	$378,487	2.1%	$324,353	2.0%
Selling Expenses	$1,081,403	5.9%	$1,266,444	7.9%
General and Administrative Expenses	$1,903,304	10.3%	$1,885,219	11.8%
Total Operating Expenses	$3,363,194	18.3%	$3,476,016	21.7%

Research and Development Costs.  Research and development costs totaled $378,487 for the three months ended September 30, 2014 as compared to $324,353 for the three months ended September 30, 2013, an increase of $54,134 or 16.7%. The increase was primarily due to expenditures of $325,440 on the existing R&D projects during the third quarter of 2014 to develop two veterinary medications.

Selling Expenses.  Selling expenses totaled $1,081,403 for the three months ended September 30, 2014 as compared to $1,266,444 for the three months ended September 30, 2013, a decrease of $185,041 or 14.6%.  This decrease is mainly due to the decrease in sales commissions of $76,479 and shipping and handling expenses of $83,963, primarily caused by our efforts to control these expenses.

General and Administrative Expenses.  General and administrative expenses totaled $1,903,304 for the three months ended September 30, 2014 as compared to $1,885,219 for the three months ended September 30, 2013, a slight increase of $18,085 or 1.0%. This increase was mainly due to an additional $157,439 of allowance on doubtful accounts during the quarter and partially offset by the decreased depreciation expense in the third quarter.

Other Income (Expenses). Other net income was $222,813 for the three months ended September 30, 2014 as compared to other net expense of $221,527 for the three months ended September 30, 2013, an increase in other income of $444,340. This increase was primarily due to increase in a gain from fair value changes on our derivative liabilities of $520,415 and offset by finance cost on our additional bank acceptance notes in borrowing this year.

Provision for Income Taxes. Income tax expenses were $712,934 for the three months ended September 30, 2014 as compared to $781,977 for the three months ended September 30, 2013, a decrease of $69,043 or 8.8%, representing an effective tax rate of 12.7% and 17.3% for the three months ended September 30, 2014 and 2013, respectively. For the three months ended September 30, 2014 and 2013, Xi’an Tianxing was subject to a preferential income tax rate of 15% while other PRC subsidiaries were subject to statutory tax rate of 25%. For the three months ended September 30, 2014 and 2013, Xi’an Tianxing contributed the majority of consolidated profits in China. Excluding the valuation allowances on tax losses incurred by the Company and its PRC subsidiaries, the effective tax rate was 11.9% and 16.6%, respectively which was mainly attributable to the deferred income tax arising from the allowance for doubtful debts for the period.

Results of Operations – Nine Months ended September 30, 2014 and 2013

The following table summarizes our results of operations for the nine months ended September 30, 2014 and 2013.

	Nine Months Ended September 30,
	2014		2013
	Amount	% of total revenue	Amount	% of total revenue
Revenue	$39,424,886	100.0%	$32,858,294	100.0%
Gross Profit	$17,944,573	45.5%	$16,770,893	51.0%
Operating Expenses	$8,004,921	20.3%	$6,416,659	19.5%
Income from Operations	$9,939,652	25.2%	$10,354,234	31.5%
Other Income (Expenses)	$581,361	1.5%	$(356,405)	(1.1)%
Income Tax Expenses	$1,825,350	4.6%	$1,800,018	5.5%
Net Income	$8,695,663	22.1%	$8,197,811	24.9%

Revenues.   All of our revenues are derived from the sale of veterinary healthcare and medical care products in the PRC.  For the nine months ended September 30, 2014, we had revenues of $39,424,886 as compared to revenues of $32,858,294 for the nine months ended September 30, 2013, an increase of $6,566,592 or 20.0%.  We generate revenue from sales of four product lines: veterinary medications, micro-organism, feed additives, and vaccines.  The average selling prices of our products increased 2.4% in the nine months ended September 30, 2014 compared to the same period of 2013. The increase in revenue was primarily due to the increase of sales volume.

Revenue — Veterinary Medications. Revenue from sales of our veterinary medications increased by $4,206,753 or 21.5% from $19,567,721 for the nine months ended September 30, 2013 to $23,774,474 for the nine months ended September 30, 2014. The increase of revenue was primarily a result of more veterinary medication product permits received this year for manufacturing after the GMP re-certification of our Huxian facility. The revenue from sales of veterinary medication products was the largest revenue contributor for the entire company and contributed 60.3% of total revenue during the nine months ended September 30, 2014. The average selling prices of our veterinary medication products for the nine months ended September 30, 2014 increased 5.9% from the same period of last year. The increase in revenue was primarily due to the increase of sales volume by 14.7%.

Revenue — Micro-Organism. Revenue from sales of our micro-organism products increased by $2,800,755 or 26.3% from $10,644,982 for the nine months ended September 30, 2013 to $13,445,737 for the nine months ended September 30, 2014. The increase was primarily due to increased market demand for our improved products. The average selling prices of our micro-organism products for the nine months ended September 30, 2014 decreased 5.2% from the same period of last year. The increase in revenue was mainly due to the increase of sales volume by 33.3% resulting from the increase in market demand after our improvement of the product formula.

Revenue — Feed Additives. Revenue from sales of our feed additives product line increased by $651,970 or 46.2% from $1,410,531 for the nine months ended September 30, 2013 to $2,062,501 for the nine months ended September 30, 2014. The increase was primarily due to our improved sales strategy to promote our feed additive products. The average selling prices of our feed additives products for the nine months ended September 30, 2014 have not materially changed from the same period of last year. The increase in revenue was primarily due to the increase of sales volume by 45.5%.

Revenue — Vaccines . Revenue from sales of our vaccines decreased by $1,092,886 or 88.5% from $1,235,060 for the nine months ended September 30, 2013 to $142,174 for the nine months ended September 30, 2014. The significant decrease was primarily due to our transition from small scale lab production to large scale factory manufacturing of vaccine as our new Huxian vaccine facility has been completed and GMP certified. As a result, we no longer produced vaccine products in our lab starting from the second quarter of 2014. As of the end of the third quarter, three vaccine production permits have been received from the government and the production has been launched in our new facility to prepare for the sales in the fourth quarter. The average selling prices of our feed additives products for the nine months ended September 30, 2014 have not materially changed from the same period of last year. The decrease in revenue was primarily due to the decrease of sales volume.

Cost of Sales.   Cost of sales was $21,480,313 for the nine months ended September 30, 2014, as compared to $16,087,401 for the nine months ended September 30, 2013, an increase of $5,392,912 or 33.5%, as a result of the increased sales of our product lines except vaccine products. For the nine months ended September 30, 2014, raw material costs comprised the majority or approximately 81.3% of total cost of sales, packing material costs comprised approximately 14.9% of total cost of sales, and labor costs and manufacturing overhead comprised approximately 3.8% of the total cost of sales. The decreased gross margin was mainly because the majority of our revenue growth during the first nine months came from the less profitable veterinary medications product lines.

Cost of Sales — Veterinary Medications.   Cost of sales of our veterinary medications product line increased from $11,672,910 for the nine months ended September 30, 2013 to $14,157,589 for the nine months ended September 30, 2014, an increase of $2,484,679 or 21.3%.  This increase was mainly due to the increase in corresponding sales of 21.5% and the change of composition of our product mix with relatively higher production costs during the first nine months of 2014. Cost of sales of veterinary medications product line comprised 65.9% of the total cost of sales for the nine months ended September 30, 2014.

Cost of Sales — Micro-Organism.   Cost of sales of our micro-organism product line increased from $3,182,984 for the nine months ended September 30, 2013 to $5,944,738 for the nine months ended September 30, 2014, an increase of $2,761,754 or 86.8%.  This increase was significantly higher than the 26.3% increase in sales. The increase was mainly due to the changes in the production formula aimed to improve the product efficacy for some of our micro-organism products, which increased our unit raw material costs to produce these micro-organism products.

Cost of Sales — Feed Additives.   Cost of sales of our feed additives product line increased from $1,081,010 for the nine months ended September 30, 2013 to $1,303,306 for the nine months ended September 30, 2014, an increase of $222,296 or 20.6%.  This increase was mainly due to the corresponding increased sales. However, the changes in the production formula and better quality of the raw materials used in production helped us partially offset the increase of cost of sales in 2014.

Cost of Sales — Vaccines.   Cost of sales of our vaccines product line decreased from $150,497 for the nine months ended September 30, 2013 to $74,680 for the nine months ended September 30, 2014, a decrease of $75,817 or 50.4%.  This decrease in percentage term was significantly lower than the 88.5% decrease in corresponding sales. In the first quarter of 2014, a significant amount of overhead was incurred to complete and following the completion of the new vaccine plant.

The following table summarizes our operating expense for the nine months ended September 30, 2014 and 2013.

	Nine Months Ended September 30,
	2014		2013
	Amount	% of total revenue	Amount	% of total revenue
Operating Expenses
Research and Development Costs	$1,181,680	3.0%	$417,740	1.3%
Selling Expenses	$2,286,217	5.8%	$2,213,617	6.7%
General and Administrative Expenses	$4,537,024	11.5%	$3,785,302	11.5%
Total Operating Expenses	$8,004,921	20.3%	$6,416,659	19.5%

Research and Development Costs.  Research and development costs totaled $1,181,680 for the nine months ended September 30, 2014 as compared to $417,740 for the nine months ended September 30, 2013, an increase of $763,940 or 182.9%. The increase was primarily due to new R&D efforts undertaken during the second quarter and the expenditures on existing R&D projects in the third quarter of 2014 to develop various new veterinary medications.

Selling Expenses.  Selling expenses totaled $2,286,217 for the nine months ended September 30, 2014 as compared to $2,213,617 for the nine months ended September 30, 2013, an increase of $72,600 or 3.3%. This increase was significantly lower than the 20.0% increase in sales primarily caused by our efforts to control shipping and handling expenses.

General and Administrative Expenses.  General and administrative expenses totaled $4,537,024 for the nine months ended September 30, 2014 as compared to $3,785,302 for the nine months ended September 30, 2013, an increase of $751,722 or 19.9%. This increase was mainly due to additional bad debt expense of $653,920 and an increase of $197,616 in stock based compensation. Under the new employment agreement with our CEO effective January 1, 2014, he is entitled to receive an aggregate 50,000 shares of common stock each year. During the first nine months of 2014, stock based compensation of $134,625 was incurred in relation to this grant to our CEO.

Other Income (Expenses). Other net income was $581,361 for the nine months ended September 30, 2014 as compared to other net expense of $356,405 for the nine months ended September 30, 2013, an increase in other income of $937,766. This increase was primarily due to (i) a decrease in interest expenses and finance charges of $100,310 caused by our borrowings carrying lower interest in 2014 than 2013; (ii) an increase in other income of $149,847 primarily for the government interest subsidies and awards; (iii) an increase in gain on fair value change of our warrant and purchase option liability of $577,255; and (iv) an increase in interest income of $110,354 largely due to our increased interest income earned on the prepayments to our suppliers and loans receivable to a third party.

Provision for Income Taxes. Income tax expenses were $1,825,350 for the nine months ended September 30, 2014 as compared to $1,800,018 for the nine months ended September 30, 2013, an increase of $25,332 or 1.4%, representing an effective tax rate of 17.3% and 18.0% for the nine months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013, Xi’an Tianxing was subject to a preferential income tax rate of 15% while other PRC subsidiaries were subject to statutory tax rate of 25%. For the nine months ended September 30, 2014 and 2013, Xi’an Tianxing contributed the majority of consolidated profits in China. Excluding the valuation allowances on tax losses incurred by the Company and its PRC subsidiaries, the effective tax rate was 16.0% and 16.7%, respectively.

Liquidity

For the nine months ended September 30, 2014, cash provided by operating activities was $15,244,465, as compared to cash used in operating activities of $9,092,042 for the nine months ended September 30, 2013. The major operating activities that provided cash for the nine months ended September 30, 2014 were net income (excluding non-cash expenses such as depreciation, amortization, etc) of $11,578,077, an increase in accounts payable of $6,129,382, an increase of taxes payable of $6,669,747, a decrease of inventories of $2,609,336 and a decrease of prepayments for raw materials purchasing of $12,293,970. The major operating activities that used cash for the nine months ended September 30, 2014 were an increase in accounts receivable of $26,378,763. The inflation rate in China decreased to 1.6% in September 2014 from 2.3% in June this year. We will monitor the market situation closely and continue the strategy of prepaying our suppliers to ensure the supply of raw materials at relatively lower cost levels. As of September 30, 2014, we had 72 suppliers as compared to 75 suppliers as of September 30, 2013 to which we made advances to secure our raw material needs and to obtain favorable pricing. We will continue to closely manage these advances to balance the need for lower materials cost and sufficient cash flow.

Cash used in investing activities for the nine months ended September 30, 2014 was $21,851,002, as compared to cash used in investing activities of $2,496,137 for the nine months ended September 30, 2013. Cash used in investing activities for the nine months ended September 30, 2014 was primarily the result of advance to a supplier of $9,763,200, placement of restricted cash of $7,159,680 and long term prepayments for acquisition of $3,254,400 made to an unrelated third party engaged to facilitate potential acquisition targets.

Cash provided by financing activities for the nine months ended September 30, 2014 was $13,126,030, as compared to cash provided by financing activities of $4,667,840 for the nine months ended September 30, 2013. Cash provided by financing activities for the nine months ended September 30, 2014 was primarily the result of proceeds from short-term loans of $19,200,960, net of repayment of short-term loans of $10,576,800, and net cash proceeds from sales of our common stock, preferred stock and warrants in July 2014 of $4,501,870.

As of September 30, 2014, we had unrestricted cash of $14,634,703. Our total current assets were $120,861,819, and our total current liabilities were $48,307,521, which resulted in a net working capital of $72,554,298.

Capital Resources

We finance our ongoing operating activities by using funds from our operations and external credit or financing arrangements. We routinely monitor current and expected operational requirements and financial market conditions to evaluate the use of available financing sources. We secured $19,200,960 in short-term loans and repaid $10,576,800 of short-term loans during the nine months ended September 30, 2014.

Apart from the above, on July 15, 2014, we entered into a Securities Purchase Agreement with an institutional investor (the “SPA”), pursuant to which we agreed to sell an aggregate of $5 million of our registered securities in a registered direct offering.  Pursuant to the terms of the SPA, the investor purchased from us 790,514 shares of common stock, 1,000 shares of Series C preferred stock and warrants to purchase up to 247,036 shares of common stock.  Each share of common stock, accompanied by a warrant to purchase up to 0.25 shares of common stock at an exercise price of $6.25 per full share, was sold at $5.06 with a maximum offering of $4 million. Each share of preferred stock, accompanied by a warrant to purchase up to 25% of the shares of common stock issuable upon conversion of the preferred stock at an exercise price of $6.25 per share, was sold at $1,000 with a maximum offering of $1 million. The convertible preferred stock has an aggregate stated value of $1 million and a conversion price of $5.06 and carries no dividend rights. The investor warrants will have an exercise price of $6.25 per share, will be exercisable six months following issuance and will expire twelve months from the initial exercise date. The offering closed on July 21, 2014, and net proceeds of $4,501,870 (net of offering expenses of $498,130) were received by us.

As of September 30, 2014, the Series C Preferred Stock can be convertible into 197,628 shares of common stock and none of the Series C Preferred Stock was converted into common stock. Subsequently on November 7, 2014, the Series C Preferred Stock was converted into 197, 628 share of common stock.

Considering our existing working capital position and our ability to access equity and debt funding sources, we believe that our operations and borrowing resources are sufficient to provide for our current and foreseeable capital requirements to support our ongoing operations for at least next twelve months.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
R&D Project Obligation	$455,000	$455,000	$-	$-	$-
Construction-in-progress Obligation	4,523,935	4,523,935	-	-	-
Operating Lease Obligations	301,740	119,024	182,716	-	-
Total	$5,280,675	$5,097,959	$182,716	$-	$-

In addition to the contractual obligations listed above, we have a future registered capital commitment related to our subsidiary Skystar Kunshan. Skystar Kunshan has a registered capital of $15,000,000, of which we invested $2,250,000 in cash. The remaining $12,750,000 of capital was originally required to be invested prior to May 7, 2012. On March 26, 2014, we received the approval of extension for payment of the remaining registered capital by May 6, 2015. On July 30, 2014 and August 28, 2014, the Company injected $3,000,500 and $400,000 of capital by cash to this entity, respectively.

Short-term loans:

	September 30, 2014		December 31, 2013			Interest
Bank	RMB	USD	RMB	USD	Due Date	Rate

Industrial Bank Co. Ltd. Xi’an Branch	-	$-	30,000,000	$4,911,000	01/15/14	6.60%
Postal Savings Bank of China Xi’an Branch	-	-	20,000,000	3,274,000	05/26/14	(2)
ICBC Songzi Branch	-	-	5,000,000	818,500	06/19/14	(1)
Postal Savings Bank of China Xi’an Branch	20,000,000	3,250,000			06/09/15	(2)
Chang'an Bank Xi’an Branch	48,000,000	7,800,000	-	-	10/21/14	(3)
Qishang Bank	40,000,000	6,500,000	-	-	11/07/14	(3)
Related-party Individual – Chairman and CEO	-	-	10,000,000	1,637,000	09/11/14	7.8%
Related-party Individual – Chairman and CEO	10,000,000	1,625,000	-	-	08/15/15	(1)
Total	118,000,000	$19,175,000	65,000,000	$10,640,500

(1)	People's Bank of China floating benchmark lending rate over the same period plus 30%, which was 7.8% at September 30, 2014.
(2)	People's Bank of China floating benchmark lending rate over the same period plus 20%, which was 7.2% at September 30, 2014.
(3)	Six-month interest rate of 3%.

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

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the consolidated financial statements or otherwise stated in this MD&A were as follows:

	September 30, 2014	December 31, 2013
Assets and liabilities	1 RMB = 0.1625 USD	1 RMB = 0.1637 USD

	Nine Months Ended September 30,
	2014	2013
Statements of operations and cash flows	1 RMB = 0.16272 USD	1 RMB = 0.16028 USD

Inflation

China's annual inflation slowed to 1.6% in September 2014, which was the lowest in the world's second-largest economy for almost five years. The inflation fell well below the 3.5% annual target set by the government in March, and indicates that deflationary pressures are rising. The World Bank cut its forecast for Chinese growth to 7.4% for 2014 and 7.2% for 2015. The September inflation figure gives Chinese policy makers more room to take steps to stimulate the economy growth. For the nine months ended September 30, 2014, we were able to secure favorable pricing by prepaying certain suppliers to lock in prices ahead of time. As a result, we did not experience as much cost pressure as evidenced in the spot market prices of raw materials. To take precautions to minimize the negative impact of cost increases that erode our profit margin, we will continue the practice of prepayments to suppliers.

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

Based on the evaluation, the Certifying Officers concluded that, as of September 30, 2014, our disclosure controls and procedures were not effective due to an ongoing material weakness related to the lack of accounting personnel with an appropriate level of knowledge, experience, and training in the application of U.S. GAAP.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is involved in legal matters arising in the ordinary course of business. Management currently is not aware of any legal matters or pending litigation that would have a significant effect on the Company’s condensed consolidated financial statements as of September 30, 2014.

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2013 and our subsequent public filings.

ITEM 5. OTHER INFORMATION

Employment Agreement with Bing Mei, CFO

On November 10, 2014, the Company’s Board of Directors approved and ratified an employment agreement with the Company’s Chief Financial Officer (CFO). The Company agreed to compensate Mr. Mei for his services with a base annual salary of $210,000, subject to 5% increases on an annual basis, for a term of three years, and a total 8,000 shares of common stock, 2,000 of which will be issued on each three-month anniversary of his engagement with the Company. While employed as the Company’s CFO, Mr. Mei may continue to devote his business time to operating Bing Mei, CPA. In addition, Mr. Mei agreed not to engage in any business competitive with that of the Company during the term of his employment and three years following such term. The employment agreement contains certain termination, confidentiality and other terms and provisions customary for the agreements of this nature. The foregoing summary of the Bing Mei Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the Mei Employment Agreement attached hereto as Exhibit 10.1, which is incorporated herein by reference.

Board and Committee Membership Changes

Qiang Fan, a member of the Board of Directors of the Company, tendered his resignation, effective November 10, 2014. Mr. Fan was a member of the Audit Committee and Chairman of the Compensation Committee of the Board. The Company is thankful to him for years of service to the Company.

Following Mr. Fan’s departure from the Board and the Board committees, the Board appointed Chengtun Qu, a current independent member of the Board, to the Audit Committee and the Compensation Committee of the Board, and Weirong Shen, a current independent member of the Board, was appointed to chair the Compensation Committee of the Board.

In addition, Wei Wen, a Board member and the Company’s Corporate Secretary, determined not to stand for re-election at the 2014 Annual Meeting of the Company’s shareholders set to take place on December 4, 2014. Mr. Wen cited personal reasons and other professional commitments for his decision not to stand for re-election. He will remain as the Company’s Corporate Secretary.

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

SKYSTAR BIO-PHARMACEUTICAL COMPANY

November 14, 2014	By:	/s/ Weibing Lu
Weibing Lu
Chief Executive Officer
(Principal Executive Officer)

November 14, 2014	By:	/s/ Bing Mei
Bing Mei
Chief Financial Officer
(Principal Financial and Accounting Officer)

